Form 10-K405
period 2000-06-30
QUALSTAR CORP
filed 2000-09-28
CIK 758938

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended June 30, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from  to

                        Commission file number 000-30083

                               ----------------
                              QUALSTAR CORPORATION
             (Exact name of registrant as specified in its charter)

                 California                                      95-3927330
        (State or other jurisdiction                          (I.R.S. Employer
      of incorporation or organization)                     Identification No.)

  6709 Independence Avenue, Canoga Park, CA                        91303
  (Address of principal executive offices)                       (Zip Code)

                                 (818) 592-0061
              (Registrant's telephone number, including area code)

                               ----------------
          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                (Title of Class)

                               ----------------
   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of September 25, 2000, the aggregate market value of the common equity held by non-affiliates of the registrant was approximately $70,375,000.

   As of September 25, 2000, there were 12,546,751 shares of the registrant's shares common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Part III of this Form 10-K is incorporated by reference from the registrant's definitive proxy statement for its annual meeting of shareholders, which will be filed with the Commission on or before October 30, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FORWARD-LOOKING STATEMENTS

   This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements inherently are subject to risks and uncertainties, some of which we cannot predict or quantify. Our actual results may differ materially from the results projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "ITEM 1--Business," including the section therein entitled "Risk Factors," and in "ITEM 7-- Management's Discussion and Analysis of Financial Condition and Results of Operations." You generally can identify forward-looking statements by the use of forward-looking terminology such as "believes," "may," "will," "expects," "intends," "estimates," "anticipates," "plans," "seeks," or "continues," or the negative thereof or variations thereon or similar terminology.

                                     PART I

Item 1. Business

Introduction

   We design, develop, manufacture and sell automated magnetic tape libraries used to store, retrieve and manage electronic data primarily in network computing environments. Tape libraries consist of cartridge tape drives, storage arrays of tape cartridges and robotics to move the tape cartridges from their storage locations to the tape drives under software control. Our tape libraries provide storage solutions for organizations requiring backup, recovery and archival storage of critical electronic information. Our tape libraries also can provide near-online storage as an alternative to disk drives. Our products are compatible with commonly used network operating systems, including UNIX, Windows NT, NetWare and Linux. Our tape libraries also are compatible with a wide range of storage management software packages, such as those supplied by Computer Associates, Hewlett-Packard, Legato, Tivioli and Veritas. We offer tape libraries for multiple tape drive technologies, including those using Advanced Intelligent Tape, DLT, and quarter- inch cartridge tape drives and media. In September 2000, we began delivering tape libraries using the new Linear Tape Open, or LTO, Ultrium tape drives and media.

   We sell our tape libraries worldwide, primarily to value added resellers and original equipment manufacturers. These customers integrate our products with software from third party vendors to provide storage solutions, which they in turn resell to end users. We custom configure each of our libraries based on each customer's individual requirements, with a normal delivery time of one to three working days. This rapid fulfillment of customer orders allows us to minimize our inventory levels and compete effectively with the industrial distribution channels used by our competitors.

   Our six senior operations executives have worked in the computer and data storage industries for an average of more than 30 years each. Based on this experience, we have the ability to bring new products to market in response to changing market conditions and new opportunities as they arise. For example, we offer Fibre Channel, a new interface technology, as an option on most of our tape library models. In November 1999, we invested $1.1 million to acquire an approximately 1% interest in Chaparral Network Storage, Inc. We purchase products from Chaparral that we incorporate into our tape libraries to provide Fibre Channel connectivity.

   Qualstar was incorporated in California in 1984 to develop and manufacture IBM compatible 9-track reel-to-reel tape drives for the personal computer and workstation marketplace. In 1995, we entered the tape automation market with a series of tape libraries incorporating 8mm tape drives. Since that time, we have introduced a succession of tape library models designed to work with other tape drive technologies and tape media formats. Automated tape libraries and related products, such as tape drives and tape media, represented approximately 76.9% of revenues in fiscal 1999 and approximately 85.5% of revenues for fiscal 2000. Sales of 9-track tape drives, services and other products accounted for the balance of our revenues.

Industry Background

   Storing, managing and protecting data has become critical to the operation of many enterprises as the world economy becomes increasingly information dependent. The data storage industry is growing in response to the increase in the amount of data that is generated and must be preserved. The amount of data has been increasing due to the growth in the number of computers, the number, size and complexity of computer networks and software applications, and the emergence of new applications such as image processing, e-commerce, Internet services, medical, video and motion picture image storage, and other multi-media applications. In addition, businesses continue to generate increasing amounts of traditional business information with respect to their products, customers and financial information. This increase in the amount of data that is generated stimulates increases in the demand for data storage and the management of this data.

 Factors Driving Growth in Data

   The following factors are contributing to the growth in data storage:

  . Increased demand from Internet and e-commerce businesses. The growth in the Internet and e-commerce has created businesses that depend on the creation, access and archival storage of data. We believe that the need to utilize databases will continue to grow as individuals and businesses increase their reliance on the Internet for communications, commerce and data retrieval.

  . Growth in new types of data. The growth in data is being fueled not only by the increase in information but also in the types of stored data. For example, storage of graphics, audio and MP3, video, medical and security images, and multi-media uses such as video on demand, require far greater storage capacity than text and financial data.

  . Growth in the critical importance of data. Corporate databases contain useful information about customer records, order patterns and other factors that can be analyzed and transformed into a valuable asset and a competitive advantage. The ability to efficiently store, manage and protect this information is important to the value and success of many businesses. The usefulness of past and present data is further enhanced by new sophisticated data mining software applications that can access and analyze large databases.

  . Growth in network server computing applications and data. The use of server-based computer networks has shifted critical information and applications to network servers in order to allow more people to gain access to stored data as well as to create new data. As the speed of network computing has increased, numerous new applications have become feasible such as computer fax, e-mail and voicemail, all of which generate progressively more data. Organizations increasingly are aware of the need to protect this data as networks become a mission-critical element of many operations.

  . Decrease in the costs of storing data. The costs of data storage have decreased with advances in technology and improved manufacturing processes. We expect these costs to continue to decrease. Decreases in costs not only encourage the storage of more data, but also make it more cost effective to add storage capacity than to remove old data, contributing to greater storage demand for data which in the past may have been purged manually.

 Advances in Storage Management Technologies

   The growth in data and need for storage is contributing to an evolution in traditional storage solutions. New open standard technologies are designed to provide high-speed connectivity for data-intensive applications across multiple operating systems, including UNIX, Windows NT, NetWare and Linux. These new methods of storage and data management technologies include the following:

  . Fibre Channel. Fibre Channel is a new generation of interface technology based on industry standards for the connection of storage devices to networks. Interface is the term used to describe the electronics, cabling and software used to facilitate communications between devices. With Fibre Channel, users are better able to share stored information with other storage devices and servers over longer distances, with data transfer speeds at least 10 times faster than the most common interface technology in use today, thereby increasing the use of storage area networks.

  . Storage Area Networks. Storage area network, or SAN, architecture applies the inherent benefits of a networked approach to data storage applications, which allows data to move efficiently and reliably between multiple storage devices and servers. The benefits of SAN architecture also include increasing the expandability of existing storage solutions and providing a higher level of connectivity than currently exists with traditional technologies. Additionally, SANs are able to provide these benefits across multiple operating systems.

  . Advanced storage management software. The development of advanced storage management software has led to the use of tape as a lower-cost alternative to disk drives for on-line storage. This software automatically migrates infrequently accessed data to the lower cost storage medium such as a tape library. A user's request for this data at some later date will recall the data automatically from the tape library and put it back on the disk file for the user. This sometimes is referred to as near-online storage. This process reduces the overall storage cost by using the least expensive storage medium to save data that is not expected to be needed on a frequent basis. Advances in storage management software have increased the ability of businesses to store, manage and retrieve important data, which in turn allows businesses to operate more efficiently.

  . Network Attached Storage. Current storage devices are dependent on a file server for all commands and control. Network attached storage devices give storage devices file server functionality, which allow users to plug a storage library directly into a network without increasing demands on the file server or requiring a separate file server. This allows users to maintain, or even enhance, system performance while saving on both time and cost.

  . Internet-based storage backup. This solution allows individuals and enterprises to outsource their storage or backup of data on a cost-efficient basis through the services provided by Internet-based storage companies. Increased availability of high bandwidth Internet connections is a key enabler of this approach.

 Types of Data Storage

   Current non-volatile storage solutions are based primarily on three technologies: magnetic disk, optical disk and magnetic tape. Each of these solutions represents a compromise among a variety of competing factors including capacity, cost, speed, portability and data reliability. Magnetic tapes are removable, which allows them to be transported easily to an off-site location for security. Magnetic and optical disks provide quicker access to stored data and generally are used when speed is important. Less frequently used data often is migrated from magnetic or optical disks to tape storage. Tape libraries provide a near-online solution, where less frequently used data files are stored on tapes instead of on disks.

 Tape Libraries and Applications

   Automated tape libraries speed the tape loading process, eliminate errors induced by human operators, and enhance security compared to tapes that must be retrieved and loaded manually. Tape libraries also are capable of being operated from a remote location or during off-hours when no attendant is on duty. Automated tape libraries are a key component of a network administrator's overall storage solution.

   Tape drives and tape media are two key components of tape libraries. The costs of tape drives and tape media have declined with advances in technology, and we expect these decreases to continue. As prices decline, new applications for automated storage become justified, further increasing the number of applications that can benefit from the use of tape libraries. We believe that continued technological improvements in tape drives and tape media will further reduce overall storage costs in the future.

   Current and emerging applications for tape libraries include:

  . Automated backup. Backup is the creation of a duplicate copy of current data for the purpose of recovery in the event the original data is lost or damaged. An automated tape library, in conjunction with storage management software, can backup network data at any time without human intervention. A library with multiple tape drives can backup data using all of its drives simultaneously, thus significantly speeding up the recording process. Backup tapes can be removed from the library and stored in an off-site location for protection against a physical or natural disaster at the primary site.

  . Archiving. Archiving is the storage of data for historical purposes. When important information is stored on tape, automated tape libraries, in conjunction with storage management software, can catalog tapes for future retrieval and prevent unauthorized removal or corruption of data by using password or key lock protection. Archival tapes provide a historic record for use in fraud detection, audit, legal and for other purposes. Tape libraries also are used for archiving because of the benefits offered by the tape medium, such as long-term data integrity, resistance to environmental contamination, ease of relocation and low cost.

  . Digital video. Digital recording of camera images for surveillance and security purposes is beginning to replace traditional analog VHS recording in mid-size to large installations such as airports, retail stores, government facilities and gaming operations. This is a growing and increasingly important market opportunity because tape libraries eliminate the need for operators to load, unload, store and retrieve the vast number of tapes created in these facilities. Library based systems index, store and play back the video images on demand, thereby reducing the recall time and cost of operation significantly when compared to VHS recording and playback devices. Digital recording technology provides enhanced resolution and accommodates the recording of transactional data such as cash register receipts and credit card data alongside the video image, which is not possible with VHS technology.

  . Image management. Storage-intensive applications such as satellite mapping and medical image management systems are turning to tape libraries because of the cost advantage over traditional storage methods. X-ray images or MRI results, for instance, must frequently be kept on file for years. Tape library storage of a digitized image costs considerably less than storing a film copy, and can be recalled years later with considerably less effort.

 Distribution of Tape Library Products

   The requirements for storage solutions vary depending on the size of an enterprise, the type of data generated and the amount of data to be stored. With the increased dependence on stored data, most organizations, regardless of their size, have a heightened need for storage solutions that integrate devices such as tape drives, tape libraries and storage management software. Those organizations with sufficient in-house information technology resources can rely on their internal infrastructure and expertise to design, purchase and implement their own storage solutions. These organizations may elect to purchase equipment from distributors or directly from original equipment manufacturers. Many organizations, however, do not have sufficient in-house resources but often have the same need for data storage solutions. These organizations often look to value added resellers to design, supply and install their storage solutions.

   Value added resellers develop and install storage solutions for enterprises that face complex storage needs but lack the in-house capability of designing and implementing the proper solution or have chosen to outsource these functions. Typically, the value added reseller will select among a variety of different hardware technologies and storage management software options, as well as provide installation and other services, to deliver a complete storage solution for the end user. Value added resellers require rapid turnaround of orders, custom configuration of tape libraries, drop shipment to their customer's site, compatibility with multiple tape formats and storage management software, and marketing and technical support. We expect the market segment served by value added resellers to increase as the cost of tape library storage continues to decline and as more organizations choose to outsource their information technology functions.

   Original equipment manufacturers generally resell products made by others under their own brand name and typically assume responsibility for product sales, service and support. Original equipment manufacturers enable manufacturers, such as Qualstar, to reach end users not served by other reseller distribution channels and to serve select vertical markets where specific original equipment manufacturers have exceptional strength. Original equipment manufacturers require special services such as product configuration control, extensive qualification testing, custom colors and private labeling.

Our Solution

   We offer storage solutions that respond to the growing data management challenges facing businesses today, while addressing the unique needs of value added resellers and original equipment manufacturers.

   We believe that high product reliability is essential to the end users of our products due to the critical nature of the data that is being stored and the frequent operation of backup systems during hours when personnel may not be available to respond to problems. To address these concerns, we emphasize quality and reliability in the design, assembly and testing of our products. Our tape libraries use a minimum number of moving parts. This approach reduces the potential for product failures, results in products that require little maintenance and simplifies the incorporation of new tape drive technologies.

   We have designed our libraries to be placed on the floor or on a table top without the need for a special equipment rack. We believe that this approach provides the lowest cost solution for the largest segment of our customer base.

   The technology utilized within automated tape libraries is continuously evolving due to advances in data recording methods, component cost reductions, advances in semiconductor and microprocessor technologies, and a general trend toward miniaturization in the electronics industry. This changing technology requires that we continuously develop and market new products in order to prevent our product lines from becoming obsolete. As an example, we completed development and commenced shipments of our Fibre Channel interface option that converts the internal small computer systems interface on our libraries to an external Fibre Channel interface. The small computer systems interface is an interface standard that provides an industry-wide definition of the interface shared between tape library devices, computer systems, and storage management software.

   Our tape libraries are compatible with over 30 third-party storage management software packages, such as those supplied by Computer Associates, Hewlet-Packard, Legato, Tivoli and Veritas. Storage management software enables network administrators to allocate the use of storage technologies among user groups or tasks, to manage data from a central location, and to retrieve, transfer and backup data between multiple workstations. We believe that storage management software is a crucial component of any automated storage installation, and the lack of compatibility is a significant barrier to entry for new tape library competitors. To ensure compatibility, our engineers work closely with the application software vendors during product development cycles. We do not have contracts with any application software vendors, nor do we need access to their software code to design our products. We maintain relationships with them by supplying evaluation tape libraries so they can qualify their software to work with our tape libraries and by evaluating their software for compatibility with our tape libraries. We also support our relationships with them by keeping them informed as to current and contemplated changes to our products and by referring business to them when value added resellers or end users inquire about software sources.

   We have focused our business primarily on supporting value added resellers and original equipment manufacturers as the most effective and profitable distribution channels for our tape libraries. Our solution is to offer our resellers reliable tape libraries, multiple tape format choices, and more attractive profit opportunities than do other tape library manufacturers. We custom configure each of our libraries based on the resellers' requirements, with a normal delivery time of one to three working days. Our solution for original equipment manufacturers is to offer them control over product design changes, qualification testing, custom colors and private labeling. We believe these factors enhance the resellers' and original equipment manufacturers' ability to sell our products and encourage them to remain loyal to Qualstar.

Strategy

   Our goals are to enhance our position as a supplier of automated tape libraries and to increase our market share in each of the tape formats in which we compete. To achieve these goals, we intend to:

  . Offer libraries for multiple tape drive technologies. We offer tape libraries for a range of tape drive technologies, including Advanced Intelligent Tape, DLT and quarter inch cartridge. We also have developed tape libraries based on the Linear Tape Open, or LTO, Ultrium tape media format and will offer these libraries when LTO tape drives become available. By offering products based on multiple tape drive technologies, we reduce our dependence on the success of any single technology and can offer products that target the specific preferences of resellers and their end-user customers.

  . Focus distribution on value added reseller channels. We sell our products primarily through selected value added resellers who have a strong market presence, have demonstrated the ability to work directly with end users, and who maintain relationships with major vendors of storage management software. Because we market our products primarily through this channel, we have implemented a variety of programs to support and enhance our relationships with our reseller partners. These programs are designed to increase the likelihood of closing a sale and to increase the reseller's profit margins. We intend to increase our marketing resources in support of this distribution channel. We conduct business with our value added resellers on an individual purchase order basis and no long-term commitments are involved. Additionally, there are no exclusive territories assigned to our value added resellers.

  . Maintain and strengthen original equipment manufacturer relationships. We sell our products to numerous companies under private label or original equipment manufacturer relationships. Original equipment manufacturer sales enable us to reach some end users not served by our value added resellers. The same product characteristics that make our tape libraries attractive to value added resellers also are important to original equipment manufacturers. We will continue to pursue and develop opportunities with original equipment manufacturers. We conduct business with our original equipment manufacturer customers on an individual purchase order basis and no long-term commitments are used.

  . Develop libraries for new tape technologies. The tape drive industry continuously is developing new technologies. We will continue to monitor new product releases and design new libraries for those technologies that appear promising and meet our standards for capacity, quality and reliability.

  . Increase our rate of innovation. We plan to increase research and development resources in order to exploit emerging technologies and product opportunities. We intend to continue the expansion of our product lines to incorporate higher capacities and new technologies. For example, we are currently evaluating and plan in the future to develop products based on network attached storage technology.

   We believe that our experience, efficiency and strict control over the development and manufacturing of new products are key factors in the successful execution of our strategy. We design our tape libraries with a high percentage of common parts, use quality components and minimize the number of moving parts. We utilize proprietary techniques in the design, production and testing of our libraries in order to simplify the manufacturing process and reduce our costs. We produce all of our products at a single facility and control our inventory closely to provide rapid delivery to our customers. These steps allow us to design and bring to market new products rapidly in response to changing technology, and maintain our profitability.

   In addition to our emphasis on developing tape libraries and continual improvement of our products through our research and development, we made an investment in a supplier of emerging and high technology components. In November 1999, we invested $1.1 million to obtain an approximately 1% ownership interest in Chaparral Network Storage, Inc. We recently incorporated Chaparral products into our tape libraries for applications that require Fibre Channel connectivity. We believe that Fibre Channel will displace the small computer systems interface as the primary interface for our larger tape libraries.

Products

 Tape Libraries

   We offer a number of tape library families, each capable of incorporating one or more tape drive technologies, as summarized in the following table:

                 Models                                      Range of    Maximum
  Product      in Product                                      Tape    Capacity in
  Family         Family   Type    Tape Drive Technology     Cartridges Terabytes(1)
-----------------------------------------------------------------------------------
  TDS-1000(2)       3     QIC  Tandberg SLR50, SLR100        11 to 44       2.2
-----------------------------------------------------------------------------------
  TLS-4000         12     8MM  Sony AIT, AIT2               12 to 600      30.0
                                    -----------------------------------------------
                               Ecrix VXA-1                  12 to 360      11.8
                                    -----------------------------------------------
                               Exabyte Mammoth              12 to 126       2.5
-----------------------------------------------------------------------------------
  TLS-6000          7     DLT  Quantum DLT-4000, 7000, 8000 10 to 240       9.6
                                    -----------------------------------------------
                               Benchmark DLT-1              10 to 240       9.6
-----------------------------------------------------------------------------------
  TLS-8000          7     LTO  Ultrium                      11 to 264      26.4


(1) A terabyte is one million megabytes, or one thousand gigabytes. The table shows native capacity and excludes gains from data compression, which can increase capacity by more than 100%.

(2) This is an original equipment manufacturer product and is not sold under the Qualstar brand name.

   Each tape library product family includes a number of models that differ in size, storage capacity, price and features. Our libraries are installed in network computing environments ranging from small departmental networks to enterprise-wide networks supporting hundreds of users. We believe that selling products for multiple tape drive technologies insulates us somewhat from the dynamics of the marketplace as various tape standards compete for market share. This helps our products appeal to the broadest possible range of end-user market segments. This wide range of products makes us a one-stop supplier for our value added reseller and original equipment manufacturer customers, enabling them to meet most end-user requirements for a specific tape format. Our wide range of products for competing tape drive technologies also helps to insulate us from the occasional supply shortages from tape drive manufacturers.

   Tape libraries generally contain two or more tape drives and from seven to thousands of tapes. We concentrate our product offerings in the middle segment range of 10 to 360 tapes. We design our tape libraries for continuous, unattended operation. Multiple tape drives allow simultaneous access to different data files by different users on the network, and increase the rate at which data can move on to, out of, or within the network. A library with multiple tape drives can back up data using all drives simultaneously, significantly speeding up the recording process. Within the library, tape cartridges typically are stored in removable magazines, allowing for bulk removal of the tapes. Most of our libraries also offer key features such as barcode readers to scan cartridge labels, and an input/output port for importing and exporting individual tapes under system control. Many of our library models are expandable after installation by increasing the number of tape storage positions. This feature provides the end user with the ability to increase data capacity as storage needs grow.

   We offer automated tape libraries with different data storage capacities and data transfer rates. We continue to develop and release new libraries to expand our product offerings in the direction of higher capacity and higher performance units. We believe this strategy has contributed to our increasing profit margins.

   Our tape libraries incorporate a number of specialized features that we believe improve reliability, serviceability and performance, including:

  . Rapid tape drive replacement. We design our libraries so that a tape drive can be replaced in a few moments without special tools. This feature minimizes the off-line time required when a tape drive must be replaced, and frequently avoids the high cost and delays of a service call.

  . Inventory Sentry. This feature allows the library to be opened to inspect the tape cartridges visually without forcing the unit off-line for an unnecessary inventory cycle of all cartridges.

  . Fibre Channel connectivity. We offer a Fibre Channel option on most of our models to meet the needs of data-intensive applications requiring a high performance interface.

  . Partitioning options. Partitioning is the segmentation of a single library into multiple units to make several servers operate as though each has exclusive use of a dedicated library. We offer a wide selection of partitioning options for our tape libraries. Partitioning often saves the customer the cost of purchasing multiple small libraries when one larger one is sufficient.

  . Closed-loop servo control. Our tape libraries use closed-loop servo control for robotic motion to provide precise tape handling. By combining this with an all lead-screw construction, tape motion is smooth, repeatable and highly reliable.

  . Brushless motors. We use only brushless electric motors in our tape libraries. Motors are a key component in any robotic system. Brushless motors provide longer life and less electrical noise compared to conventional brush-type motors. We build our own motors in order to obtain optimum performance, reliability and efficiency.

  . Filtered, positive-pressure air systems. Our libraries use a filtered, positive-pressure air system to reduce dust substantially and maintain a high level of media integrity. Because the smallest dust particles are capable of causing data errors, maintaining a clean environment extends the life and reliability of our libraries.

   We design our tape libraries to be placed on the floor or on a table top without the need for a special equipment rack. If requested, we provide our customers with an adapter kit for mounting in a rack. Other manufacturers design libraries primarily for rack-mounting, and supply an adapter for table-top use. We have chosen our approach to distinguish ourselves from many of our competitors. We believe that this approach provides the most convenient and lowest cost solution for the largest segment of our customer base.

  Other Products

   We have manufactured 9-track auto-loading reel-to-reel tape drives since 1990. These units are compatible with IBM tape format standards and have served over the years as a data interchange medium. Demand for 9-track tape drives has been declining over many years, and we expect overall demand for 9-track tape drives to continue to decline in the future. In addition to our tape libraries and 9-track tape drives, we sell ancillary products such as tape media, tape magazines, host interface adapters, cables, bar code labels and adapters for rack mounting our products.

Sales and Marketing

 Sales

   We sell our tape library products primarily through value added resellers. Our direct sales force usually will initiate contact with value added resellers who might be likely candidates to sell our tape libraries. We strive to develop relationships with resellers who have expertise in storage management applications, established relationships with end users and the experience to understand and respond to their customers' needs.

   We believe that by selling directly to value added resellers, we have an advantage over competitors who force resellers to purchase through an industrial distributor and who sometimes sell directly to end users, thereby competing with their own resellers. Some of the advantages of our strategy include the following:

  . Higher profit margins. By avoiding the extra distribution markup, higher profit margins are available to be shared by both us and the reseller.

  . Custom configurations. By circumventing the distribution step, we are able to offer custom configurations of our products, such as special paint, private branding and non-standard interface options, on very short notice.

  . Channel conflicts avoided. We refer all end-user inquiries to our reseller partners. Because they know that we will not sell directly to the end user, there is an attitude of cooperation between the reseller and us. Frequently, our sales representatives make end-user visits with the reseller to answer questions or help close the sale.

  . Credit. We typically extend credit to resellers if they meet our credit requirements. This is a service not easily obtained from distributors.

  . Rapid delivery. We generally ship a product to the reseller within one to three working days of confirming an order, rivaling the delivery time of many distributors.

   We have relationships with over 100 value added resellers, and approximately 30 independent storage management software vendors. Our sales are made on an individual purchase order basis.

   Although we sell our tape libraries primarily to value added resellers, we believe that original equipment manufacturers are important to our business. We strive to work with original equipment manufacturers early in the product development cycle so that we can obtain valuable product development feedback. The sales cycle for original equipment manufacturers generally encompasses six months to one year and involves extensive product and system qualification testing, evaluation, integration and verification. Most of our sales of automated tape libraries to original equipment manufacturers are in the surveillance industry, primarily to Loronix Information Systems. Original equipment manufacturers account for the majority of sales of our 9-track tape drives. Original equipment manufacturers typically assume responsibility for product sales, service and support.

   Because we rely heavily on the success of our value added reseller and original equipment manufacturer customers, we depend on their ability to market, sell and distribute our products effectively. Our revenues could decline if we fail to execute our distribution strategy successfully or if our value added reseller and original equipment manufacturer customers do not implement their own strategies successfully.

   Our sales are spread across a broad customer base, with our largest customer, Loronix Information Systems, accounting for 17.0% of revenues in fiscal 1999, and 21.7% of revenues in the year ended June 30, 2000. Comverse Technology, Inc. recently acquired Loronix. We do not know what effect, if any, this will have on future orders for our products from Loronix.

   All our international sales are directed from our European sales office in Frankfurt, Germany. All of our international sales are denominated in U.S. dollars. Sales to customers located outside the United States were $5.1 million, or 26.4% of revenues in fiscal 1998, $7.1 million, or 24.0% of revenues in fiscal 1999, and $12.6 million, or 25.8% of revenues for the year ended June 30, 2000.

  Marketing

   We support our sales efforts with a broad array of marketing programs designed to generate brand awarenes, attract and retain qualified value added resellers and inform end users about the advantages of our products. We provide our resellers with a full range of marketing materials, including product specifications, sales literature, software connectivity information and product application notes. We train our resellers how to sell our products and how to answer customers' questions. We advertise in key network systems publications such as SYS Admin, Infostor, Windows NT and others, and participate in trade shows. We display our products under the Qualstar brand name at the fall COMDEX trade show, and participate in other trade shows in partnership with our principal suppliers and resellers. We support our marketing and customer service with a website that features comprehensive marketing and product information.

   Another element of our marketing plan is our lead registration program. This program awards value added resellers that uncover sales opportunities and promote our products to the end user. In exchange for this effort, the reseller is rewarded with a higher profit margin on that particular sale. The lead registration program gives our reseller partners an advantage over their competitors who purchase from industrial distribution channels.

   Our direct sales force conducts seminars targeting end users, often with a sales representative from one of the storage management software vendors. In addition, we conduct sales and technical training classes for our resellers. We also conduct various promotional activities for resellers and end users, including product-specific rebates, and certificates for free merchandise. We intend to enhance and enlarge our marketing program.

Customer Service and Support

   We believe that strong customer service and support is an essential aspect of our business. Our customer service and support efforts consist of the following components:

  . Technical support. Our technical support personnel are available Monday through Friday during normal business hours. Technical support personnel are available to all customers at no charge by telephone, facsimile and e-mail to answer questions and solve problems relating to our products. Our technical support personnel are trained in all aspects of our products. Our support staff is located at our headquarters in Canoga Park, California. We sell service contracts for on-site service of our tape libraries installed within the United States, which are fulfilled by IBM.

  . Sales engineering. Our engineers provide both pre- and post-sales support to our resellers. Systems engineers typically become involved in more complex problem-solving situations involving interactions between our products, third-party software, network server hardware and the network operating systems. Systems engineers work with resellers and end users over the telephone and, in certain situations, visit the customer's site.

  . Training. We offer a product maintenance training program for both our value added reseller and original equipment manufacturer maintenance personnel. We conduct our training classes at our headquarters, as well as on-site at the locations of our value added resellers or original equipment manufacturers. We also provide videotape of the training classes when it is more practical.

  . Warranty. The standard warranty period on our tape libraries is three years. During the first year we offer immediate replacement of defective products at no charge, subject to availability and credit approval of the end user. The customer is responsible for returning the defective product to us in a timely manner without damage. After the first year, the customer must first ship the tape library to our factory, where we will service the product during the warranty period at no charge. We offer out-of-warranty factory service at a flat fee plus applicable taxes, duties and transportation costs. On library tape drives, we pass the manufacturer-provided warranty on to our reseller. Our 9-track tape drives are warranted for a period of one year. On-site service for library products is available within the United States for an extra charge. We contract with outside service providers to supply on-site service.

   Revenues from the sale of on-site service contracts and out-of-warranty repair have not been significant.

Manufacturing and Suppliers

   We manufacture all of our products at our facility in Canoga Park, California. We currently operate three assembly lines during one daily eight-hour shift. As needs require, we have the ability to add a second or third shift to increase our manufacturing capacity.

   In order to respond rapidly to sales orders, we build our tape libraries to a semi-finished state in advance of receipt of an order, perform full testing and then place the tape libraries in a holding area until an order is received. Once an order is confirmed, we remove the unit from the holding area, install tape drives and configure the unit to meet the specific requirements of the order, retest and then ship.

   The manufacturing cycle to bring the tape libraries to a semi-finished state is approximately five working days. We believe that this capability represents an effective way to minimize our inventory levels while maintaining the ability to fill specific customer orders in short lead times. We coordinate inventory planning and management with suppliers and customers to match our production to market demand. Once we confirm a product order, we generally ship the product to the customer within one to three working days. We believe this response time is among the fastest in the industry, and gives us a competitive edge. Because we fill the majority of our orders as they are received, our backlog generally is small and is not indicative of future sales.

   We select our suppliers carefully based on their ability to provide quality parts that consistently meet our specifications and volume requirements. Inventory planning and management is coordinated closely with suppliers to match our production needs. Many of the components assembled into our libraries are standard off-the-shelf parts, which reduces the risk of part shortages and allows us to maintain inventory of these parts at a minimum. A number of our component parts are not available off the shelf, but are designed to our specifications for integration into our products.

   Tape drives and tape recording media are available only from a limited number of suppliers, some of which are sole-source providers. Some of our suppliers compete with us by selling their own tape libraries. The risk of allocation is greater upon the introduction of a new tape drive technology. Any disruption in supplies of tape drives or tape media could delay shipments of our products. We have experienced only one situation involving a limited supply of components. Between January 1999 and January 2000, Sony Electronics, Inc., our sole-source supplier of Advanced Intelligent Tape drives and tape media, was unable to provide us with sufficient quantities of 50 gigabyte tape media to meet our order volume. During this period, our customers generally did not delay purchases of Advanced Intelligent Tape libraries from us because of this shortage, but accepted delivery of tape libraries with a partial shipment of 50 gigabyte tape media or accepted 36 gigabyte tape media, which was available.

Competition

   The market for automated tape libraries is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. Because we offer a broad range of libraries for different tape drive technologies, we tend to have a large number of competitors that differ depending on the particular format and performance level. In addition, because of growth in our marketplace, we anticipate increased competition from other sources, ranging from emerging to established companies, including large original equipment manufacturers, to foreign competition. We compete in a segment of the overall tape library market that focuses on small to mid-range network computing environments. Our principal competitors in this market segment include StorageTek, Quantum/ATL Products, Advanced Digital Information Corporation, Exabyte, Overland Data, Breece Hill Technologies and Spectra Logic. Based on revenues, we believe Advanced Digital Information Corporation has a dominant share of this market segment, followed by Exabyte and Overland Data.

   Many of our competitors have substantially greater financial and other resources, better name recognition, larger research and development staffs, and more experience and capabilities in manufacturing, marketing and distributing products than we do. Our competitors may develop new technologies and products that are more effective than our products. We are not ISO-9000 certified, unlike some of our competitors, which may limit some customers' ability to purchase our products. However, we do not believe that our current determination not to seek ISO-9000 certification has affected our sales to date.

   As a greater number of competitors introduce products in a particular tape drive technology, the increased competition normally results in price erosion, a reduction in gross margins and a loss of market share for all competitors. We cannot assure you that we will be able to compete successfully against either current or potential competitors or that competition will not cause a reduction in our sales or profit margins. We believe that our ability to compete depends on a number of factors, including the success and timing of new product developments by us and by our competitors, compatibility of our products with a broad range of computing systems, product performance, reliability, price, and customer support. Specifically, we believe that the principal competitive factors in the selection of a tape library include:

  . reliability of the robotic assembly that handles the tape cartridges;

  . initial purchase price;

  . storage capacity;

  . speed of data transfer;

  . compatibility with existing network operating systems and storage management software;

  . after-sale expandability of a tape library to meet increasing storage requirements;

  . expected product life and cost of maintenance between failures; and

  . physical configuration and power requirements of the library.

We believe our tape libraries compete favorably overall with respect to these factors.

Research and Development

   Our research and development team consists of seven people who average over 25 years of data storage and related industry experience. This team has developed 29 separate tape library models for four different tape formats over the last five years. Our research and development efforts rely on the integration of multiple engineering disciplines to generate products that meet market needs in a competitive and timely fashion. Successful development of automated tape libraries requires the integration of firmware design, which is the embedded systems software that controls the robotic movement within the library, mechanical design, electronic design and engineering packaging into a single product. Product success also relies on the engineering team's thorough knowledge of each of the different tape drive technologies, as well as SCSI and Fibre Channel interface technologies.

   We frequently develop new products in response to the availability of an enhanced or new tape drive technology. As tape drive manufacturers compete in the marketplace, they continually invest in research and development to gain performance leadership either by offering increasingly enhanced versions of their current tape drive products or by introducing an entirely new tape drive technology. We benefit from these industry developments by utilizing the new technology in our products. Our engineers work closely with various tape drive manufacturers through the drive development cycle to assure that reliable tape library and tape drive combinations are brought to market.

   The engineering of our tape libraries to utilize common parts across product families gives us the ability to develop and introduce new products quickly. If a new tape drive is an advanced version of one already incorporated in one or more of our products, our time and dollar investment to incorporate the new drive can be relatively small, with the focus being on verification testing. When the form factors differ, the time and investment requirements can grow substantially, and may require development of a new product altogether.

   We also develop new products as we identify emerging market needs. Our sales and marketing, product development and engineering teams identify products to fulfill customer and marketplace needs. Our research and development team concentrates on leveraging previous engineering investments into new products. For example, our firmware is based on successive generations of the operating system developed for our first library. We also use common parts in our different library series, and leverage our electro-mechanical and electronic hardware technology from previous products into next generation designs. In some cases, entire subassemblies are transferable, leveraging not only engineering time but also materials purchasing, inventory stocking and manufacturing efforts.

   Our research and development expenses were $894,000 in fiscal 1998, $925,000 in fiscal 1999, and $1.0 million in fiscal 2000. We anticipate increasing our spending on research and development in the future.

Intellectual Property

   We rely on copyright protection of our firmware, as well as patent protection for some of our designs and products. We also rely on a combination of trademark, trade secret and other intellectual property laws and various contract rights to protect our proprietary rights. However, we do not believe our intellectual property provides significant protection from competition. We believe that, because of the rapid pace of technological change in the tape storage industry, patent, copyright, trademark and trade secret protection are less significant than factors such as the knowledge, ability and experience of our personnel, new product introductions and product enhancements. In addition, we believe that establishing and maintaining good relationships with value added resellers and original equipment manufacturer customers, and the compatibility of many storage management software applications with our products, are the most significant factors protecting us from new competitors. In addition, we enter into nondisclosure agreements with our development engineers to protect our technology and designs. However, we do not believe that such protection can preclude competitors from developing substantially equivalent or superior products.

Employees

   As of September 15, 2000, we had 95 full-time employees, including 60 in manufacturing, 7 in research and development, 3 in customer service, 16 in sales and marketing, and 9 in finance and administration. We also employ a small number of temporary employees and consultants as needed. We are not a party to any collective bargaining agreement or other similar agreement. We believe that we have a good relationship with our employees.

                                  RISK FACTORS

Our principal competitors devote greater financial and marketing resources to developing and selling automated tape libraries. Consequently, we may be unable to maintain or increase our market share.

   We face significant competition in developing and selling automated tape libraries. Rapid and ongoing changes in technology and product standards could quickly render our products less competitive, or even obsolete. We have significantly fewer financial, technical, manufacturing, marketing and other resources than many of our competitors and these limited resources may harm our business in many ways. For example, in recent years several of our competitors have:

  . acquired other tape library companies;

  . increased the geographic scope of their market;

  . offered a wider range of tape library products; and

  . acquired proprietary software products that operate in conjunction with their products and the products of their competitors.

   In the future, our competitors may leverage their greater resources to:

  . develop, manufacture and market products that are less expensive or technologically superior to our products;

  . attend more trade shows and spend more on advertising and marketing;

  . reach a wider array of potential customers through a broader range of distribution channels;

  . respond more quickly to new or changing technologies, customer requirements and standards; or

  . reduce prices in order to preserve or gain market share.

   We believe competitive pressures are likely to continue. We cannot guarantee that our resources will be sufficient to address this competition or that we will manage costs and adopt strategies capable of effectively utilizing our resources. If we are unable to respond to competitive pressures successfully, our prices and profit margins may fall and our market share may decrease.

We have a limited number of executives. The loss of any single executive or the failure to hire and integrate capable new executives could harm our business.

   The success of our business is tied closely to the managerial, engineering and business acumen of our existing executives. William J. Gervais, our President, and Richard A. Nelson, our Vice President of Engineering, conceived and developed most of our tape libraries, have overseen our operations and growth, and have established and maintained our strategic relationships. We expect that they will continue these efforts for the foreseeable future. Our success will depend on the contributions of our operations, marketing and financial personnel. However, our current dependence on a limited number of executives, for whom replacements may be difficult to find, entails a risk that we may not be able to supervise and manage our ongoing operations.

Our suppliers could reduce shipments of tape drives and tape media. If this occurs, we would be forced to curtail production, our revenues could fall and our market share could decline.

   Automated tape libraries and related products, such as tape drives and tape media, represented approximately 76.9% of our revenues in fiscal 1999 and approximately 85.5% of our revenues for fiscal year ended June 30, 2000. We depend on a limited number of third-party manufacturers to supply us with the tape drives and tape media that we incorporate into our automated tape libraries. In some cases, these manufacturers are sole-source providers of these components. One manufacturer, Quantum Corporation, also competes with us by selling its own tape libraries.

   Historically, some of these suppliers have been unable to meet demand for their products and have allocated their limited supply among customers. If suppliers limit our supply of tape drives or tape media, we may be forced to delay or cancel shipments of our tape libraries. The major supplier risks we face include the following:

  . Sony Electronics, Inc. is our sole-source supplier of 8 millimeter
    Advanced Intelligent Tape tape drives and media. Sony has allocated these tape drives and tape media in the past, and may allocate them again in the future. In the fiscal year ended June 30, 1999 we derived $9.9 million, or 33.3%, of our revenues, and in fiscal 2000 we derived $23.7 million, or 48.0%, of our revenues, from the sale of tape libraries and tape media based on Sony Advanced Intelligent Tape drives. If Sony reduces its sales to us or raises its prices, we could lose revenues and our margins could decline.

  . Quantum is our primary supplier of DLT tape drives and competes with us as a manufacturer of automated tape libraries. In the past, Quantum has allocated quantities of tape drives among its customers. It is possible that Quantum will allocate again, and as a result, may be unable to meet our future DLT tape drive requirements. This risk is heightened by Quantum's acquisition of ATL Products, a manufacturer, marketer and servicer of automated tape libraries that utilize DLT tape drives and compete with our products. Even if we receive an adequate allocation, it may be at a price that renders our products uncompetitive.

  . The Linear Tape Open standard is a new tape standard that has been developed by an industry consortium that is intended to compete with DLT tape drives and media. Manufacturers of tape drives and tape media for new tape formats historically have been unable to meet initial demand and may allocate their supply. Our suppliers of Linear Tape Open tape drives announced that their tape drives, originally scheduled to begin delivery in our second quarter of fiscal 2000, may not begin shipping until our second quarter of fiscal 2001. Any allocation of Linear Tape Open products could limit our growth.

   Our other suppliers have in the past been, and may in the future be, unable to meet our demand, including our needs for timely delivery, adequate quantity and high quality. We do not have long-term supply contracts with any of our significant suppliers. The partial or complete loss of any of our suppliers could result in lost revenue, added costs and production delays or could otherwise harm our business and customer relationships.

Our revenues could decline if we fail to execute our distribution strategy successfully.

   We distribute and sell our automated tape libraries through value added resellers and original equipment manufacturers, and intend to continue this strategy for the foreseeable future. Value added resellers integrate our tape libraries with products of other manufacturers and sell the combined products to their own customers. Original equipment manufacturers combine our tape libraries with their own products and sell the combined product under their own brand. We currently devote, and intend to continue to devote, significant resources to develop these relationships. A failure to initiate, manage and expand our relationships with value added resellers or original equipment manufacturers could limit our ability to grow or sustain our current level of revenues.

   Our focus on the distribution of our products through value added resellers poses the following risks:

  . we may reach fewer customers because we depend on value added resellers to market to end users and these value added resellers may fail to market effectively or fail to devote sufficient or effective sales, marketing and technical support to the sales of our products;

  . we may lose sales because many of our value added resellers sell products that compete with our products. These value added resellers may reduce their marketing efforts for our products in favor of products manufactured by our competitors; and

  . our costs may increase as value added resellers generally require a higher level of customer support than do original equipment manufacturers.

   We depend upon our original equipment manufacturer customers' ability to develop new products, applications and product enhancements that incorporate our products in a timely, cost-effective and customer-friendly manner. We cannot guarantee that our original equipment manufacturer customers will meet these challenges effectively. Original equipment manufacturers typically conduct substantial and lengthy evaluation programs before certifying a new product for inclusion in their product line. We may be required to devote significant financial and human resources to these evaluation programs with no assurance that our products will ever be selected. In addition, even if selected by the original equipment manufacturer, there generally is no requirement that the original equipment manufacturer purchase any particular amount of product or that it refrain from purchasing competing products.

   We do not have any exclusive or long-term agreements with our value added resellers or original equipment manufacturers, who purchase our products on an individual purchase order basis. If we lose important value added reseller or original equipment manufacturer customers, if they reduce their focus on our products or if we are unable to obtain additional value added reseller or original equipment manufacturer customers, our business could suffer significant harm.

We rely on tape technology for all of our revenues. Our business will be harmed if demand for storage solutions using tape technology declines or fails to grow as rapidly as we expect.

   We derive all of our revenues from products that incorporate some form of tape technology. We expect to derive all of our revenues from these products for the foreseeable future. As a result, we will continue to be subject to the risk of a decrease in net revenues if demand for these products declines or if rising prices make it more difficult to obtain them. If storage products incorporating technologies other than tape gain comparable or superior market acceptance, our business could be harmed.

Our largest customer accounts for a significant portion of our sales and it has no minimum or long-term purchase commitments. Our revenues and earnings may decrease if we lose its business.

   Loronix Information Systems, our largest customer, accounted for 17.0% of our revenues during fiscal 1999 and 21.7% of revenues during the year ended June 30, 2000. We cannot assure you that this customer will continue to purchase our products in the quantities it has purchased in the past, or at all. Our revenues and earnings may decrease if any of the following factors were to occur relating to this customer:

  . the loss of this customer due to competition from other vendors or consolidation;

  . substantial cancellations of orders by this customer, or the receipt of orders significantly below historical or anticipated amounts; or

  . any financial difficulties of this customer that results in its inability to pay amounts owed to us.

   Comverse Technology, Inc recently acquired Loronix. We do not know what effect, if any, this will have on future orders for our products from Loronix.

Our revenues and operating results may fluctuate unexpectedly from quarter to quarter, which may cause our stock price to decline.

   Our quarterly revenues and operating results have fluctuated in the past, and may fluctuate in the future due to several factors, including:

  . reductions in the size, delays in the timing, or cancellation of significant customer orders;

  . fluctuations in product mix;

  . availability of tape media;

  . the timing of the introduction or enhancement of products by us, our original equipment manufacturer customers or our competitors;

  . expansions or reductions in our relationships with value added reseller and original equipment manufacturer customers;

  . financial difficulties affecting our value added reseller or original equipment manufacturer customers that render them unable to pay amounts owed to us;

  . the rate of growth in the data storage market and the various segments within it; and

  . timing and levels of our operating expenses.

   In addition, our revenues historically have been lower in our second fiscal quarter than in our first fiscal quarter because we typically close for one week during the December holidays.

   We believe that period to period comparisons of our operating results may not necessarily be reliable indicators of our future performance. It is likely that in some future period our operating results will not meet your expectations or those of public market analysts.

   Any unanticipated change in revenues or operating results is likely to cause our stock price to fluctuate since such changes reflect new information available to investors and analysts. New information may cause investors and analysts to revalue our stock and this, in the aggregate, may cause fluctuations in our stock price.

Our lack of significant order backlog makes it difficult to forecast future revenues and operating results.

   We normally ship products within a few days after orders are received. Consequently, we do not have significant order backlog and a large portion of our revenues in each quarter results from orders placed during that quarter. Because backlog can be an important indicator of future sales, our lack of backlog makes it more difficult to forecast our future revenues. Since our operating expenses are relatively fixed in the short term, unexpected fluctuations in revenues could negatively impact our quarterly operating results.

Our planned move to a new facility will be time-consuming and disruptive to our business and personnel.

   Our lease on our current facility expires in January 2001. In September 2000, we entered into a new lease for a 57,000 square foot building, located in Southern California. We plan to relocate to the new facility in January 2001. If we fail to execute this move successfully, sales may be delayed and our operational efficiencies and product quality could suffer.

We are a small company that is growing rapidly and have not had to meet the responsibilities of being a public company. Rapid growth may strain the capabilities of our managers, operations and facilities, and consequently, could harm our business.

   From July 1, 1996 through June 30, 2000, our revenues have grown at a compound annual growth rate of 45.6%. This growth has resulted in, and may possibly create in the future, additional capacity requirements, new and increased responsibilities for management personnel, and added pressures on our operating and financial systems. For example, the disclosure and reporting obligations of a public company will further strain our limited financial staff and financial systems. Our facilities, personnel and operating and financial systems may be unable to manage and sustain our current or future growth, and additional growth may detract from our ability to respond to new opportunities and challenges quickly. Our ability to manage any future growth effectively and to timely comply with our public company obligations will also depend on our ability to hire and retain qualified management, financial, sales and technical personnel. If we are unable to manage growth effectively or hire and retain qualified personnel, our business could be harmed. In addition, to the extent expected revenue growth does not materialize, increases in our selling and administrative costs that are based on anticipated revenue growth could harm our operating results.

If we fail to develop and introduce new tape libraries on a timely and cost-effective basis, we will eventually lose market share and sales to more innovative competitors.

   The market for our products is characterized by changing technology and evolving industry standards and is competitive with respect to timely innovation. At this time, the data storage market is particularly subject to change with the emergence of two new technologies:

  . Fibre Channel, a new method of connecting storage devices to networks, allows users to share information with other storage devices and servers over longer distances and at higher rates of data transfer.

  . Network attached storage devices allow users to plug storage devices directly into a network without increasing demands on the file server or requiring a separate file server.

   Although we currently offer a Fibre Channel interface option for our tape libraries, we have not yet developed products based on network attached storage technology. The introduction of new products utilizing network attached storage or other new or alternative technologies or the emergence of new industry standards could render our existing products obsolete or unmarketable.

   Our future success will depend in part on our ability to anticipate changes in technology and to incorporate this technology to develop new and enhanced products on a timely and cost-effective basis. Risks inherent in the development and introduction of new products include:

  . the failure of tape drive manufacturers to promote their tape drives adequately, resulting in fewer sales of our libraries which incorporate those tape drives;

  . the difficulty in forecasting customer demand accurately;

  . our inability to expand production capacity fast enough to meet customer demand;

  . the possibility that new products may reduce demand for our current products;

  . delays in our initial shipments of new products;

  . being placed on supply allocation if our sole-source suppliers underestimate demand for their products or face technical difficulties producing a new product;

  . competitors' responses to our introduction of new products;

  . the desire by original equipment manufacturer customers to evaluate new products for longer periods of time before making a purchase decision;

  . difficulties associated with forecasting customer returns of new products and the associated warranty expenses we incur for product returns; and

  . the possibility that the market may reject a new technology and products based on that technology.

   In addition, we must maintain the compatibility of our products with significant future storage technologies and rely on producers of new storage technologies to achieve and sustain market acceptance of those technologies. Development schedules for automated data storage products are subject to uncertainty, and we may not meet our product development schedules.

   If we are unable, for technological or other reasons, to develop products in a timely manner or if the products or product enhancements that we develop are not accepted by the marketplace, our revenues could decline.

We depend upon independent software developers to provide software that integrates our libraries with computer operating systems.

   The utility of an automated tape library depends partly upon the storage management software which supports the library and integrates it into the user's computing environment to provide a complete storage solution. We do not develop and have no control over the development of this storage management software. Instead we rely on independent software developers to develop and support this software. Accordingly, the continued development and future growth of the market for our products will depend partly upon the success of software developers to meet the overall data storage and management needs of tape library purchasers and our ability to maintain relationships with these firms. Although we do not have contracts with any independent software developers, we maintain relationships with them by:

  . supplying evaluation tape libraries so they can qualify their software to work with our tape libraries;

  . evaluating their software for compatibility with our tape libraries;

  . keeping them informed as to current and contemplated changes to our products; and

  . referring business to them when value added resellers or end users inquire about software sources.

Our customers have the right to return our products in certain circumstances. An excessive number of returns may reduce our revenues.

   Our customers have 30 days from the date of purchase to return our products to us for any reason. We may otherwise allow product returns if we think that doing so maximizes the effectiveness of our sales channels and promotes our reputation for quality and service.

   Although we estimate and reserve for potential returns in our reported financial results, actual returns could exceed our estimates. If the number of returns exceeds our estimates, our financial results could be harmed for the periods during which returns are made.

We may spend money pursuing sales that do not occur when anticipated or at all.

   Many of our original equipment manufacturer customers typically conduct significant evaluation, testing, implementation and acceptance procedures before they begin to market and sell new models of tape libraries. This evaluation process is lengthy and may range from six months to one year or more. This process is complex and may require significant sales, marketing, engineering and management efforts on our part. The process becomes more complex as we simultaneously qualify our products with multiple customers or pursue large orders with a single customer. As a result, we may expend resources to develop customer relationships before we recognize any revenue from these relationships, if at all.

We sell a significant portion of our products to customers located outside the United States. Currency fluctuations and increased costs associated with international sales could make our products unaffordable in foreign markets, which would reduce our profitability.

   Sales to customers located outside the United States accounted for approximately 26.4% of our revenues in fiscal 1998, 24.0% in fiscal 1999, and 25.8% in the fiscal year ended June 30, 2000. We believe that international sales will continue to represent a significant portion of our revenues. Our foreign sales subject us to a number of risks, including:

  . although we denominate our international sales in U.S. dollars, currency fluctuations could make our products unaffordable to foreign purchasers or more expensive compared to those of foreign manufacturers;

  . greater difficulty of administering business overseas may increase the costs of foreign sales and support;

  . foreign governments may impose tariffs, quotas and taxes on our products;

  . longer payment cycles typically associated with international sales and potential difficulties in collecting accounts receivable may reduce the profitability of foreign sales;

  . political and economic instability may reduce demand for our products or our ability to market our products in foreign countries;

  . restrictions on the export or import of technology may reduce or eliminate our ability to sell in certain markets; and

  . our current determination not to seek ISO-9000 certification, a widely accepted method of establishing and certifying the quality of a manufacturer's products, may reduce sales.

   These risks may increase our costs of doing business internationally and reduce our sales or profitability.

We may have to expend significant amounts of time and money defending or settling product liability claims arising from failures of our tape libraries.

   Because our tape library customers use our products to store and backup their important data, we face potential liability for performance problems of our products. Although we maintain general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance or that exceeds our insurance coverage could reduce our profitability or cause us to discontinue operations.

A failure to develop and maintain proprietary technology may negatively affect our business.

   We rely on copyright protection of our firmware, as well as patent protection for some of our designs and products. We also rely on a combination of trademark, trade secret, and other intellectual property laws and various contract rights to protect our proprietary rights. However, we do not believe our intellectual property rights provide significant protection from competition. As a consequence, these rights may not preclude competitors from developing products that are substantially equivalent or superior to our products. In addition, many aspects of our products are not subject to intellectual property protection and therefore can be reproduced by our competitors.

Intellectual property infringement claims brought against us could be time consuming and expensive to defend.

   In recent years, there has been an increasing amount of litigation in the United States involving patents and other intellectual property rights. While we currently are not engaged in any material intellectual property litigation or proceedings, we may become involved in these proceedings in the future. We have from time to time and in the future may be subject to claims or inquiries regarding our alleged unauthorized use of a third party's intellectual property. An adverse outcome in litigation could force us to do one or more of the following:

  . stop selling, incorporating or using our products or services that use the challenged intellectual property;

  . subject us to significant liabilities to third parties;

  . obtain from the owners of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or

  . redesign those products or services that use the infringed technology, which redesign may be either economically or technologically infeasible.

   Whether or not an intellectual property litigation claim is valid, the cost of responding to it, in terms of legal fees and expenses and the diversion of management resources, could harm our business.

Undetected software or hardware flaws could increase our costs, reduce our revenues and divert our resources from our core business needs.

   Our tape libraries are complex. Despite our efforts to revise and update our manufacturing and test processes to address engineering and component changes, we may not be able to control and eliminate manufacturing flaws adequately. These flaws may include undetected software or hardware defects associated with:

  . a newly introduced product;

  . a new version of an existing product; or

  . a product that has been integrated into a network storage solution with the products of other vendors.

   The variety of contexts in which errors may arise may make it difficult to identify the source of a problem. These problems may:

  . cause us to incur significant warranty, repair and replacement costs;

  . divert the attention of our engineering personnel from our product development efforts;

  . cause significant customer relations problems; or

  . damage our reputation.

   To address these problems, we frequently revise and update manufacturing and test procedures to address engineering and component changes to our products. If we fail to adequately monitor, develop and implement appropriate test and manufacturing processes we could experience a rate of product failure that results in substantial shipment delays, repair or replacement costs or damage to our reputation. Product flaws may also consume our limited engineering resources and interrupt our development efforts. Significant product failures would increase our costs and result in the loss of future sales and be harmful to our business.

Our officers and directors could implement corporate actions that are not in the best interests of our shareholders as a whole.

   Our executive officers and directors own beneficially, in the aggregate, approximately 52.8% of our outstanding common stock. As a result, these shareholders will be able to exercise significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us. The interests of our officers and directors, when acting in their capacity as shareholders, may lead them to:

  . vote for the election of directors who agree with the incumbent officers' or directors' preferred corporate policy; or

  . oppose or support significant corporate transactions when these transactions further their interests as incumbent officers or directors, even if these interests diverge from their interests as shareholders per se and thus from the interests of other shareholders.

Some provisions of our charter documents may make takeover attempts difficult, which could depress the price of our stock and inhibit your ability to receive a premium price for your shares.

   Our board of directors has the authority, without any action by the shareholders, to issue up to 5,000,000 shares of preferred stock and to fix the rights and preferences of such shares. In addition, our articles of incorporation and bylaws contain provisions that eliminate cumulative voting in the election of directors and require shareholders to give advance notice if they wish to nominate directors or submit proposals for shareholder approval. These provisions may have the effect of delaying, deferring or preventing a change in control, may discourage bids for our common stock at a premium over its market price and may adversely affect the market price, and the voting and other rights of the holders, of our common stock.

We do not intend to pay dividends and therefore you will only be able to recover your investment in our common stock, if at all, by selling the shares of the stock that you own.

   We historically have pursued a policy of reinvesting our earnings in research and development, expanding our value added reseller and original equipment manufacturer relationships, and expanding our manufacturing capabilities. Consequently, we have never paid dividends on our shares of capital stock. We intend to continue this strategy for the foreseeable future to strengthen our financial and competitive position in the tape library markets.

Substantial future sales of our common stock in the public market may depress our stock price and make it difficult for you to recover the full value of your investment in our shares.

   Upon the release of the 180 day lock-up, on December 20, 2000, approximately
9.6 million shares will be available for sale in the public market. The sale of substantial numbers of these shares or the market's perception that such sales may occur after December 20, 2000 could cause our stock to decline. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional stock.

Item 2. Properties

   All of our operations are housed in a single building containing approximately 28,000 square feet located in Canoga Park, California. Our lease on this facility expires in January 2001, but we have the right terminate our lease on 90 days notice. Rent on this facility is $15,000 per month. In September 2000, we entered into a new lease for a 57,000 square feet building located in Southern California. We plan to relocate to the new facility in January 2001.,

Item 3. Legal Proceedings

   We may be involved in legal proceedings from time to time in the ordinary course of business. However, there are currently no material legal proceedings pending or, to our knowledge, threatened against us.

Item 4. Submision of Matters to a Vote of Shareholders

   No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2000.

                                   MANAGEMENT

Executive Officers

   Officers are elected by and serve at the discretion of the board of directors. The executive officers of Qualstar as of September 25, 2000 are:

                Name                Age Position
                ----                --- --------

 William J. Gervais...............   57 Chief Executive Officer, President and Director

 Richard A. Nelson................   57 Vice President of Engineering, Secretary and Director

 Matthew Natalizio................   45 Vice President and Chief Financial Officer

 Daniel O. Thorlakson.............   57 Vice President of Operations

 Robert K. Covey..................   52 Vice President of Marketing

Background

   William J. Gervais is a founder of Qualstar and has been our President and a director since our inception in 1984, and was elected Chief Executive Officer in January 2000. From 1984 until January 2000, Mr. Gervais also served as our Chief Financial Officer. From 1981 until 1984, Mr. Gervais was President of Northridge Design Associates, Inc., an engineering consulting firm. Mr. Gervais was a co-founder, and served as Engineering Manager from 1976 until 1981, of Micropolis Corporation, a former manufacturer of hard disk drives. Mr. Gervais earned a B.S. degree in Mechanical Engineering from California State Polytechnic University in 1967.

   Richard A. Nelson is a founder of Qualstar and has been our Vice President of Engineering, Secretary and a director since our inception in 1984. From 1974 to 1984, Mr. Nelson was self employed as an engineering consultant specializing in microprocessor technology. Mr. Nelson earned a B.S. in Electronic Engineering from California State Polytechnic University in 1966.

   Matthew Natalizio has been our Vice President and Chief Financial Officer since January 2000. Prior to joining Qualstar, Mr. Natalizio served as Vice President of Finance and Treasurer from 1994 until 1998, and as Vice President, Operations Support from 1998 through 1999, of Superior National Insurance Group, Inc. From 1988 until 1994, Mr. Natalizio was a Senior Audit Manager for KPMG Peat Marwick LLP. From 1983 through 1988, Mr. Natalizio was an Audit Manager for Ernst & Whinney. Mr. Natalizio received a B.A. degree in Economics from the University of California, Los Angeles in 1977 and became a C.P.A. in 1985.

   Daniel O. Thorlakson has been our Vice President of Operations since 1988. From 1983 to 1987, Mr. Thorlakson was President of Qualitech Business Systems, a value added reseller of computer systems, networks and software. Mr. Thorlakson earned a B.S. degree in Mechanical Engineering from the University of Detroit in 1966.

   Robert K. Covey has been our Vice President of Marketing since 1994. From 1986 to 1993 Mr. Covey was regional manager of ATG Cygnet, an optical disk library firm. From 1982 to 1985, Mr. Covey served as national sales manager at Micropolis Corporation, a former disk drive manufacturer. Mr. Covey attended Butler University from 1965 to 1968.

                                    PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

   Qualstar commenced its initial public offering of common stock on June 23, 2000. Qualstar's common stock is quoted on the Nasdaq Stock Market's National Market (NASDAQ Symbol--QBAK). The following table sets forth the high and low closing sale prices of our common stock as reported by NASDAQ, during the periods indicated:

                                                               June 23 - June 30
                                                                     2000
                                                               -----------------
      Fiscal Period                                              High     Low
      -------------                                            -------- --------
      Fourth Quarter.......................................... $   7.72 $   7.00

   The approximate number of shareholders of record at September 21, 2000 was 100.

   Qualstar has declared no cash dividends during the periods reported. Qualstar does not anticipate paying cash dividends in the foreseeable future, but intends to retain any future earnings for reinvestment in its business. Any future determination to pay cash dividends will be at discretion of our Board of Directors and will be dependent upon Qualstar's financial condition, results of operations, capital requirements, terms of any debt instruments then in effect and such other factors as our Board of Directors may deem relevant at the time.

Use of Proceeds From Sale of Registered Securities

   Qualstar's Registration Statement on Form S-1 (Commission File Number 333-96009) for its initial public offering of common stock became effective on June 22, 2000, covering an aggregate of 2,875,000 shares of common stock, including the underwriters' over-allotment option. A total of 2,875,000 shares of common stock was sold at a price of $7.00 per share to an underwriting syndicate led by First Security Van Kasper, Needham & Company, Inc. and Wedbush Morgan Securities. The offering commenced on June 23, 2000 and was completed on July 18, 2000. The initial public offering resulted in gross proceeds of $20.1 million, of which $1.4 million was applied toward underwriting discounts and commissions. Other expenses related to the offering totaled approximately $1.0 million. Net proceeds to Qualstar from the initial public offering were approximately $17.7 million. As of June 30, 2000, all of the net proceeds from the offering were invested in short-term, high-grade interest-bearing securities, certificates of deposit or direct or guaranteed obligations of the U.S. government.

Item 6. Selected Financial Data

   The following selected financial data is qualified in its entirety by and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere in this 10-K. Our historical financial results are not necessarily indicative of results to be expected for any future period.

                                              Years Ended June 30,
                                     -----------------------------------------
                                      1996    1997     1998     1999    2000
                                     ------- -------  -------  ------- -------
                                         (in thousands, except per share
                                                    amounts)
Statements of Income Data:
Net revenues........................ $10,974 $15,333  $19,155  $29,698 $49,352
Cost of goods sold..................   7,140  10,768   12,892   19,058  30,915
                                     ------- -------  -------  ------- -------
Gross profit........................   3,834   4,565    6,263   10,640  18,437
Operating expenses:
  Research and development..........     918     916      894      925   1,027
  Sales and marketing...............   1,016   1,146    1,277    1,941   2,643
  General and administrative........   1,107   1,052    1,062    1,267   2,057
                                     ------- -------  -------  ------- -------
    Total operating expenses........   3,041   3,114    3,233    4,133   5,727
                                     ------- -------  -------  ------- -------
Income from operations..............     793   1,451    3,030    6,507  12,710
Interest income.....................      23      21       35       41      54
                                     ------- -------  -------  ------- -------
Income before income taxes..........     816   1,472    3,065    6,548  12,764
Provision for income taxes..........     290     518    1,132    2,562   4,968
                                     ------- -------  -------  ------- -------
Net income..........................     526     954    1,933    3,986   7,796
                                     ------- -------  -------  ------- -------
Premium paid on redemption of
 preferred stock....................     --     (106)    (147)     --      --
                                     ------- -------  -------  ------- -------
Net income applicable to common
 shareholders....................... $   526 $   848  $ 1,786  $ 3,986 $ 7,796
                                     ======= =======  =======  ======= =======
Earnings per share:
  Basic............................. $  0.08 $  0.13  $  0.28  $  0.60 $  1.10
  Diluted........................... $  0.06 $  0.09  $  0.19  $  0.42 $  0.80
Shares used to compute earnings per
 share:
  Basic.............................   6,788   6,332    6,404    6,629   7,119
  Diluted...........................   9,196   9,065    9,290    9,467   9,742
                                                    June 30,
                                     -----------------------------------------
                                      1996    1997     1998     1999    2000
                                     ------- -------  -------  ------- -------
                                                 (in thousands)
Balance Sheet Data:
Cash and cash equivalents........... $   444 $   912  $   798  $ 2,134 $18,976
Working capital.....................   4,731   5,549    7,213   11,205  33,620
Total assets........................   5,856   6,967    8,461   12,950  37,984
Total debt..........................     --      --       --       --      --
Shareholders' equity................   5,031   5,850    7,614   11,640  35,032

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis should be read in conjunction with our financial statements and notes thereto.

Overview

   We design, develop, manufacture and sell automated magnetic tape libraries used to store, retrieve and manage electronic data primarily in network computing environments. We offer tape libraries for multiple tape drive technologies, including those using Advanced Intelligent Tape, DLT, Linear Tape Open, or LTO and quarter-inch cartridge tape drives and media.

   Many enterprises now routinely manage very large databases, in addition to storing information on local desktop computers. This, coupled with the growth in the amount of data from new sources and applications, is increasing the need for managing and storing data efficiently. Anticipating the increased demand for large libraries, we developed a family of tape libraries over the last five years spanning a broad range of tape formats, prices, capacity and performance. Our product mix has changed over the last three fiscal years as we introduced new products to address additional tape formats and changing customer preferences. For example, we have increased the capacity of our tape libraries as our customers' needs for increased data storage have grown, and we have introduced tape libraries incorporating Advanced Intelligent Tape, LTO and DLT tape drive technologies. We expect our product mix to continue to change in the future in response to emerging tape technologies and changing customer preferences.

   We have developed a network of value added resellers who specialize in delivering storage solutions to end users that are installed complete and ready to operate. End users of our products range from small businesses requiring simple automated backup solutions to large organizations needing complex storage management solutions. We also sell our products to original equipment manufacturers. We assist our customers with marketing and technical support.

   All of our international sales efforts currently are directed from our Frankfurt, Germany office. We intend to continue to develop our international markets and create additional outlets for our products. All of our international sales are denominated in U.S. dollars. Revenues from sales to customers located outside the United States were $5.1 million, or 26.4% of revenues, in fiscal 1998, $7.1 million, or 24.0% of revenues, in fiscal 1999, and $12.6 million, or 25.8% of revenues in fiscal 2000.

   Net revenues include revenues from the sale of tape libraries, library tape drives, storage media, 9-track tape drives, and ancillary products. Ancillary revenues include service and repair, warranty revenues net of the cost of any third party warranty contracts, and the resale of 18- and 36-track tape drives manufactured by a third party, which we discontinued selling in June 1999. Automated tape libraries and related products, such as tape drives and tape media, represented approximately 76.9% of revenues in fiscal 1999, and approximately 85.5% of revenues in fiscal 2000. Sales of 9-track tape drives, services and other products accounted for the balance of our revenues.

   Gross margins depend on several factors, including the cost of manufacturing, product mix, customer demand and the level of competition. Larger tape libraries provide higher gross margins than do smaller tape libraries primarily because of strong customer demand and less competition. Our gross margins have benefited from a shift in demand towards our larger tape libraries. However, some customers of larger tape libraries desire significant quantities of tape media. Sales of large quantities of tape media partially offset the higher gross margins associated with sales of larger tape libraries because tape media provide significantly lower gross margins than tape libraries. From time to time, we have been unable to meet demand for tape media because of supply constraints. We may experience higher gross margins in quarters when sales of tape media decrease due to supply constraints and lower gross margins in quarters when sales of tape media increase due to greater availability. We expect that our growth in revenues and attractive gross margins will encourage new competitors to enter our marketplace, which may affect our gross margins.

   We expect that our selling, general and administrative expenses will increase due to higher rent associated with a larger facility, the opening of our European sales office and related staffing, increased costs associated with the responsibilities of being a public company, higher marketing, advertising and selling costs necessary to enter new markets, expenditures to further develop our brand identity, and increased costs to attract and retain personnel.

   We recorded deferred compensation of approximately $1.7 million in the third quarter of fiscal 2000, representing the difference between the exercise prices of the options and restricted stock awards granted to employees and directors during fiscal 2000 and the deemed fair value for accounting purposes of our common stock on the grant dates. We amortized approximately $227,000 during fiscal 2000, which was recorded in general and administrative expenses. Total deferred compensation amortization will approximate $440,000 in each of fiscal 2001, 2002 and 2003, and $215,000 in fiscal 2004.

Results of Operations

   The following table reflects, as a percentage of net revenues, statements of income data for the periods indicated:

                                                         Years Ended June 30,
                                                         ----------------------
                                                          1998    1999    2000
                                                         ------  ------  ------
Net revenues............................................  100.0%  100.0%  100.0%
  Cost of goods sold....................................   67.3    64.2    62.6
                                                         ------  ------  ------
  Gross margin..........................................   32.7    35.8    37.4
Operating expenses:
  Research and development..............................    4.7     3.1     2.0
  Sales and marketing...................................    6.7     6.5     5.4
  General and administrative............................    5.5     4.3     4.2
                                                         ------  ------  ------
Income from operations..................................   15.8    21.9    25.8
Interest income.........................................    0.2     0.1     0.1
                                                         ------  ------  ------
Income before income taxes..............................   16.0    22.0    25.9
Provision for income taxes..............................    5.9     8.6    10.1
                                                         ------  ------  ------
Net income..............................................   10.1%   13.4%   15.8%
                                                         ======  ======  ======

 Fiscal 2000 Compared to Fiscal 1999

   Net Revenues. Revenues are recognized upon shipment of the product to the customer, less estimated returns, for which provision is made at the time of the sale. Revenues for the year ended June 30, 2000 were $49.4 million, an increase of 66.2% compared to net revenues of $29.7 million for the year ended June 30, 1999. This increase in revenues was due primarily to increasing demand for our existing tape library models. Revenues from tape libraries and related media increased to $42.3 million in the year ended June 30, 2000 from $22.8 million in the year ended June 30, 1999, or 85.5%. Revenues from our 9-track tape drives increased $968,000 to $3.8 million in the year ended June 30, 2000 from $2.8 million for the year ended June 30, 1999. Partially offsetting these increases in revenues from tape libraries and 9-track tape drives was a decline of $2.4 million in revenue from the sale of 18- and 36-track tape drives, which were discontinued in June 1999. Selling prices of our products remained relatively stable during both periods. Despite the increase in revenues from 9-track tape drives during fiscal 2000, we believe that sales of this product will decline over time. Selling prices of our products remained relatively stable during both periods.

   Gross Profit. Gross profit was $18.4 million, or 37.4% of revenues, for the year ended June 30, 2000, compared to $10.6 million, or 35.8% of revenues, for fiscal 1999, representing an increase of 73.3%. Cost of goods sold consists primarily of direct labor, purchased parts, depreciation of plant and equipment, rent, utilities, and packaging costs. The increase in gross margin resulted primarily from a 1.1% decline in labor and other costs as a percentage of revenues, which was partially offset by a 0.9% increase in the cost of material. These changes reflect a shift in our product mix toward larger capacity tape libraries requiring greater amounts of material as compared to the amount of labor, and operating efficiencies resulting from spreading a larger volume of sales over relatively fixed direct and indirect expenses.

   Research and Development. Research and development expenses consist of engineering salaries, benefits, purchased parts and supplies used in development activities. Research and development expenses for the year ended June 30, 2000 were $1.0 million as compared to $925,000 for the year ended June 30, 1999. This increase was due primarily to an increase in purchased parts and supplies used in research and development activities.

   Sales and Marketing. Sales and marketing expenses consist primarily of employee salaries, benefits, sales commissions, trade show costs, advertising, technical support and travel related expenses. Sales and marketing expenses increased 36.2% to $2.6 million, or 5.4% of revenues for the year ended June 30, 2000, as compared to $1.9 million, or 6.5% of revenues, for the year ended June 30, 1999. This increase was due primarily to the growth in our sales force and associated increases in salaries and benefits of $240,000, and travel related expenses of $125,000, as well as an increase in sales commissions of $191,000 due to an increase in sales.

   General and Administrative. General and administrative expenses include employee salaries and benefits, deferred compensation related to equity incentives, provisions for doubtful accounts and returns, and professional service fees. General and administrative expenses as a percentage of revenues for fiscal 1999 and fiscal 2000 were relatively constant. General and administrative expenses were 4.3% of revenues in fiscal 1999 and 4.2% for the year ended June 30, 2000. The year ended June 30, 2000 also includes deferred compensation amortization expense of $227,000 related to equity incentives, while there was no deferred compensation amortization expense in the comparable period of the prior year. Additionally, the provision for doubtful accounts and returns increased $50,000 due to increases in revenues and accounts receivables.

   Provision for Income Taxes. The provision for income taxes was $5.0 million, or 38.9% of pre-tax income, for fiscal 2000 compared to $2.6 million, or 39.1% of pre-tax income, for 1999.

 Fiscal 1999 compared to Fiscal 1998

   Net Revenues. Revenues in fiscal 1999 were $29.7 million, an increase of 55.0% compared to revenues of $19.2 million in fiscal 1998. The increase in revenues resulted primarily from the sales of our large capacity tape libraries that were introduced in fiscal 1999 and increasing demand for our existing libraries. Revenues from our tape libraries and related media increased to $22.8 million in fiscal 1999, from $10.4 million in fiscal 1998, or an increase of 119%. Offsetting the increase in library and related media revenues were continuing declines in sales of our 9-,18- and 36-track tape drives. Revenues for these products declined to $5.0 million in fiscal 1999 from $7.4 million in fiscal 1998, a decline of $2.4 million or 32.5%. Selling prices of our products remained relatively stable during both periods.

   Gross Profit. Gross profit was $10.6 million, or 35.8% of revenues, in fiscal 1999 compared with $6.3 million, or 32.7% of revenues, in fiscal 1998, representing an increase of 69.8%. The increase in gross margin during fiscal 1999 as compared to fiscal 1998 was due primarily to a 2.4% decline in labor and other costs as a percentage of revenues, which were partially offset by a 0.3% increase in the cost of materials. These changes reflect operating efficiencies resulting from spreading a larger volume of sales over relatively fixed direct and indirect expenses.

   Research and Development. Research and development expenses remained relatively constant between fiscal 1998 and fiscal 1999. During fiscal 1999, research and development expenses increased $31,000 to $925,000, as compared to $894,000 incurred during fiscal 1998.

   Sales and marketing. Sales and marketing expenses increased 52.0% to $1.9 million, or 6.5% of revenues, in fiscal 1999, as compared to $1.3 million, or 6.7% of revenues, for fiscal 1998. This increase was due primarily to the growth in our sales force and associated increases in salaries and benefits of $146,000 and travel related expenses of $58,000, as well as an increase in sales commissions of $457,000 due to an increase in sales.

   General and Administrative. General and administrative expenses decreased as a percentage of revenues from 5.5% for fiscal 1998 to 4.3% for fiscal 1999. This decline was due primarily to a 55.0% increase in revenues during this period while general and administrative expenses increased only 19.3%. The increase in general and administrative expenses in absolute dollars during fiscal 1999 was due primarily to an increase in the number of employees, resulting in an increase of $47,000 in salaries and benefits. Additionally, the provision for doubtful accounts and returns increased $255,000 due to increases in revenues and accounts receivables.

   Provision for Income Taxes. The provision for income taxes was $2.6 million, or 39.1% of pre-tax income, in fiscal 1999 compared to $1.1 million, or 36.9% of pre-tax income, in fiscal 1998. The increase in the effective tax rate in fiscal 1999 was due to the decreasing effect of research and development tax credits.

Liquidity and Capital Resources

   Historically, we have funded our capital requirements with cash flows from operations. Cash flows provided by operating activities were $340,000 in fiscal 1998, $1.6 million in fiscal 1999, and $2.6 million fiscal 2000. In each of these periods, operating cash was provided primarily by net income and increases in accounts payable. These increases in cash flows were used primarily to fund increases in accounts receivable and inventories.

   Cash flows used in investing activities were $287,000 in fiscal 1998, $274,000 in fiscal 1999 and $1.1 million in fiscal 2000. Cash flows used in investing activities in fiscal 2000 related primarily to our investment of $1.1 million for an approximately 1% interest in Chaparral Network Storage, Inc., a provider of Fibre Channel interfaces. We expect to incur capital expenditures of approximately $750,000 for equipment and leasehold improvements associated with our move to a larger facility during the next 12 months.

   Cash used in financing activities in fiscal 1998 resulted from our repurchase of $219,000 of capital stock.

   On June 23, 2000 Qualstar commenced its initial public offering of 2.5 million shares of common stock at $7.00 per share, which closed on June 28, 2000. We received net proceeds of $15.3 million from this offering. Qualstar raised an additional $2.4 million in July 2000, as a result of the underwriters exercising their over allotment option. We have a $750,000 unsecured bank line of credit that expires November 1, 2000, all of which was available as of June 30, 2000. Borrowings under this line of credit bear interest at the bank's reference rate plus 1.25%. Our bank's reference rate, a variable rate, was 9.5% at June 30, 2000. We do not intend to renew this line at expiration.

   We had no material commitments as of June 30, 2000.

   We believe that our existing cash and cash equivalents and anticipated cash flows from our operating activities will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. We may utilize cash to invest in businesses, products or technologies that we believe are strategic. We regularly evaluate other companies and technologies for possible investment by us. In addition, we have made and expect to make investments in companies with whom we have identified potential synergies. However, we have no present commitments or agreements with respect to any material acquisition of other businesses or technologies.

Item 7a. Qualitative and Quanitative Disclosures about Market Risk

   We develop products in the United States and sell them worldwide. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. We have no outstanding debt nor do we utilize derivative financial instruments. Therefore, no quantitative tabular disclosures are required.

Item 8. Financial Statements and Supplementary Data

   See Index to Financial Statements at page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not applicable.

                                    PART III

   The information called for by Part III (Items 10, 11, 12 and 13) of Form 10-K (except information as to Qualstar's executive officers, which information follows Item 4 in this Report) will be included in Qualstar's Proxy Statement which management intends to file with the Securities and Exchange Commission within 120 days after the close of its fiscal year ended June 30, 2000, and is hereby incorporated by reference to such Proxy Statement.

                                    PART IV

Item 14. Exhibits, Financials Statement Schedules and Reports on Form 8-K

  (a) (1) The following documents are filed as part of this Report:

          Financial Statements-See Index to Financial Statements at page F-1 of this Report.

      (2) Supplemental Schedule:

          Schedule II--Valuation and Qualifying Accounts; Allowance for Doubtful Accounts

      All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

  (b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the fiscal year ended June 30, 2000.

  (c) Exhibits:

 Exhibit
 No.       Description
 -------   -----------
   3.1(1)  Restated Articles of Incorporation.

   3.2(1)  Amended and Restated Bylaws.

  10.1(1)* 1998 Stock Incentive Plan, as amended and restated.

  10.2(1)  Form of Indemnification Agreement.

  27.1     Financial Data Schedule

--------
(1) Incorporated by reference to the designated exhibits to Qualstar's registration statement on Form S-1 (Commission File No. 333-96009), declared effective by the Commission on June 22, 2000.

 * Each of these exhibits constitutes a management contract, compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to
    Item 14(c) of this report.

                              QUALSTAR CORPORATION

Item 8. Financial Statements and Supplementary Data

                         INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Ernst & Young LLP, Independent Auditors.......................... F-2
Balance Sheets............................................................. F-3
Statements of Income....................................................... F-4
Statements of Shareholders' Equity......................................... F-5
Statements of Cash Flows................................................... F-6
Notes to Financial Statements.............................................. F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders of
Qualstar Corporation

   We have audited the accompanying balance sheets of Qualstar Corporation as of June 30, 1999 and 2000, and the related statements of income, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2000. Our audits also included the financial statement schedule listed at the index in Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Qualstar Corporation at June 30, 1999 and 2000, and the results of its operations and its cash flows for the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ Ernst & Young LLP

Woodland Hills, California
August 11, 2000

                              QUALSTAR CORPORATION

                                 BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                 June 30,
                                                              ----------------
                                                               1999     2000
                                                              -------  -------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................. $ 2,134  $18,976
  Receivables, less allowances of $420 for 1999 and $470 for
   2000......................................................   4,915    7,276
  Inventories................................................   4,651    8,657
  Prepaid expenses...........................................      31      186
  Prepaid income taxes.......................................     345      765
  Deferred income taxes......................................     398      652
                                                              -------  -------
    Total current assets.....................................  12,474   36,512
  Property and equipment, net................................     436      377
  Investment in common stock.................................     --     1,050
  Other assets...............................................      40       45
                                                              -------  -------
    Total assets............................................. $12,950  $37,984
                                                              =======  =======

            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable........................................... $   747  $ 2,341
  Accrued payroll and related liabilities....................     367      393
  Other accrued liabilities..................................     155      158
                                                              -------  -------
    Total current liabilities................................   1,269    2,892

Deferred income taxes........................................      41       60

Commitments and contingencies

Shareholders' equity:
  Preferred stock, no par value; 5,881 authorized, 881 shares of Series A convertible preferred stock, liquidation
   preference of $0.50 per share, or $441 in the aggregate,
   authorized, 881 issued and outstanding in 1999, and 5,000
   authorized and no shares issued and outstanding in 2000...     431      --
  Common stock, no par value; 50,000 shares authorized, 6,656 and 12,164 shares issued and outstanding in 1999 and 2000,
   respectively..............................................     280   18,400
  Deferred compensation......................................     (58)  (1,534)
  Notes from directors.......................................     --      (617)
  Retained earnings..........................................  10,987   18,783
                                                              -------  -------
    Total shareholders' equity...............................  11,640   35,032
                                                              -------  -------
    Total liabilities and shareholders' equity............... $12,950  $37,984
                                                              =======  =======

                             See accompanying notes

                              QUALSTAR CORPORATION

                              STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                                        Years Ended June 30,
                                                       ------------------------
                                                        1998     1999    2000
                                                       -------  ------- -------
Net revenues.......................................... $19,155  $29,698 $49,352
Cost of goods sold....................................  12,892   19,058  30,915
                                                       -------  ------- -------
Gross profit..........................................   6,263   10,640  18,437
Operating expenses:
  Research and development............................     894      925   1,027
  Sales and marketing.................................   1,277    1,941   2,643
  General and administrative..........................   1,062    1,267   2,057
                                                       -------  ------- -------
    Total operating expenses..........................   3,233    4,133   5,727
                                                       -------  ------- -------
Income from operations................................   3,030    6,507  12,710
Interest income.......................................      35       41      54
                                                       -------  ------- -------
Income before income taxes............................   3,065    6,548  12,764
Provision for income taxes............................   1,132    2,562   4,968
                                                       -------  ------- -------
Net income............................................   1,933    3,986   7,796
Premium paid on redemption of preferred stock.........    (147)     --      --
                                                       -------  ------- -------
Net income applicable to common shareholders.......... $ 1,786  $ 3,986 $ 7,796
                                                       =======  ======= =======
Earnings per share:
  Basic............................................... $  0.28  $  0.60 $  1.10
                                                       =======  ======= =======
  Diluted............................................. $  0.19  $  0.42 $  0.80
                                                       =======  ======= =======
Shares used to compute earnings per share:
  Basic...............................................   6,404    6,629   7,119
                                                       =======  ======= =======
  Diluted.............................................   9,290    9,467   9,742
                                                       =======  ======= =======


                             See accompanying notes

                              QUALSTAR CORPORATION

                       STATEMENTS OF SHAREHOLDERS' EQUITY
                    (in thousands, except per share amounts)

                           Series A
                         Nonredeemable
                           Preferred
                             Stock       Common Stock                   Notes
                         -------------  ---------------    Deferred     From    Retained
                         Shares Amount  Shares  Amount   Compensation Directors Earnings   Total
                         ------ ------  ------  -------  ------------ --------- --------  -------
Balances at July 1,
 1997...................   954  $ 467    6,332  $   132    $   --       $ --    $ 5,250   $ 5,849
  Repurchase of common
   stock................   --     --       (65)      (1)       --         --        (35)      (36)
  Retirement of
   preferred stock......   (73)   (36)     --       --         --         --       (147)     (183)
  Exercise of stock
   options..............   --     --       230       51        --         --        --         51
  Net income............   --     --       --       --         --         --      1,933     1,933
                          ----  -----   ------  -------    -------      -----   -------   -------
Balances at June 30,
 1998...................   881    431    6,497      182        --         --      7,001     7,614
  Exercise of stock
   options..............   --     --       159       40        --         --        --         40
  Deferred compensation
   related to stock
   options..............   --     --       --        58        (58)       --        --        --
  Net income............   --     --       --       --         --                 3,986     3,986
                          ----  -----   ------  -------    -------      -----   -------   -------
Balances at June 30,
 1999...................   881    431    6,656      280        (58)       --     10,987    11,640
  Initial public
   offering , issuance
   of common stock......   --     --     2,500   15,272        --         --        --     15,272
  Exercise of stock
   options..............   --     --       413      114        --         --        --        114
  Directors' notes......   --     --       --       --         --        (600)      --       (600)
  Sale of restricted
   stock to directors...   --     --       216      600        --         --        --        600
  Deferred compensation
   related to stock
   options and
   restricted stock.....   --     --       --     1,703     (1,703)       --        --        --
  Amortization of
   deferred
   compensation.........   --     --       --       --         227        --        --        227
  Conversion of
   preferred stock to
   common stock.........  (881)  (431)   2,379      431        --         --        --        --
  Accrued interest on
   directors' notes.....   --     --       --       --         --         (17)      --        (17)
  Net income............   --     --       --       --         --         --      7,796     7,796
                          ----  -----   ------  -------    -------      -----   -------   -------
Balances at June 30,
 2000...................   --   $ --    12,164  $18,400    $(1,534)     $(617)  $18,783   $35,032
                          ====  =====   ======  =======    =======      =====   =======   =======

                             See accompanying notes

                              QUALSTAR CORPORATION

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                       Years Ended June 30,
                                                      ------------------------
                                                       1998    1999     2000
                                                      ------  -------  -------
OPERATING ACTIVITIES
 Net income.......................................... $1,933  $ 3,986  $ 7,796
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization......................    166      205      152
  Deferred income taxes..............................    (40)    (187)    (235)
  Provisions for bad debts and returns...............     53      259       50
  Amortization of deferred compensation..............    --       --       227
  Loss on disposal of property and equipment.........      3        6      --
  Accrued interest on directors' notes...............    --       --       (17)
  Changes in operating assets and liabilities:
   Receivables.......................................   (787)  (2,330)  (2,411)
   Inventories.......................................   (740)    (490)  (4,006)
   Prepaids and other assets.........................     14        8     (160)
   Prepaid income taxes..............................   (356)    (337)    (420)
   Accounts payable..................................     44      186    1,594
   Accrued payroll and related liabilities...........     35      140       26
   Other accrued liabilities.........................     15      124        3
                                                      ------  -------  -------
    Net cash provided by operating activities........    340    1,570    2,599

INVESTING ACTIVITIES
 Purchases of property and equipment.................   (287)    (274)     (93)
 Investment in common stock..........................    --       --    (1,050)
                                                      ------  -------  -------
    Net cash used in investing activities............   (287)    (274)  (1,143)

FINANCING ACTIVITIES
 Repurchase of common stock..........................    (36)     --       --
 Repurchase of preferred stock for retirement........   (183)     --       --
 Proceeds from issuance of common stock, net of
  offering costs.....................................    --       --    15,272
 Proceeds from exercise of stock options.............     51       40      114
                                                      ------  -------  -------
    Net cash (used in) provided by financing
     activities......................................   (168)      40   15,386

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS.........................................   (115)   1,336   16,842
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.......    913      798    2,134
                                                      ------  -------  -------
CASH AND CASH EQUIVALENTS, END OF PERIOD............. $  798  $ 2,134  $18,976
                                                      ======  =======  =======

SUPPLEMENTAL CASH FLOW DISCLOSURES
 Income taxes paid................................... $1,557  $ 3,088  $ 5,619
                                                      ======  =======  =======

                             See accompanying notes

                              QUALSTAR CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

 Business

   Qualstar Corporation ("Qualstar") was incorporated in California in 1984 to develop and manufacture IBM compatible 9-track reel-to-reel tape drives for the personal computer and workstation marketplaces. Since 1995, Qualstar has focused its efforts on designing, developing, manufacturing and selling automated magnetic tape libraries used to store, retrieve and manage electronic data primarily in network computing environments. Tape libraries consist of high-performance cartridge tape drives, storage arrays of tape cartridges and robotics to move the tape cartridges from their storage locations to the tape drives under software control. Qualstar's libraries provide storage solutions for organizations requiring backup, recovery, and archival storage of critical electronic information. Qualstar's tape libraries are compatible with commonly used network operating systems, including UNIX, Windows NT, NetWare, and Linux and a wide range of storage management software. Qualstar offers tape libraries for multiple tape drive technologies, including those using Linear Tape Open, Advanced Intelligent Tape, DLT, and quarter inch cartridge tape media.

 Stock Split and Initial Public Offering

   In connection with Qualstar's initial public offering, on March 13, 2000 the Board of Directors approved a 2.7-for-1 stock split of Qualstar's common stock, which became effective March 29, 2000. All references in the accompanying financial statements to the number of shares of common stock and per common share amounts have been retroactively adjusted to reflect the stock split. In addition, Qualstar's capital structure was changed, effective as of March 29, 2000, to reflect 50,000,000 authorized shares of common stock and to authorize an additional 5,000,000 shares of preferred stock. The Board of Directors has authority to fix the rights, preferences privileges and restrictions, including voting rights, of these shares of preferred stock without any future vote or action by the shareholders.

   On June 23, 2000 Qualstar commenced its initial public offering. In the offering Qualstar sold 2.5 million shares of common stock at $7.00 per share and received net proceeds of $15.3 million. In July 2000, subsequent to year-end, Qualstar sold an additional 375,000 shares of common stock resulting in proceeds of $2.4 million, net of underwriters' commission, as a result of the underwriters' exercising their over-allotment provisions of the underwriting agreement. All outstanding Series A Preferred Stock automatically converted into common stock on June 28, 2000 at a ratio of 2.7-for-1, resulting in the issuance of 2.4 million shares of common stock.

 Cash and Cash Equivalents

   Qualstar classifies as cash equivalents only cash and those investments that are short term, highly liquid, readily convertible to cash, and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates.

 Concentration of Credit Risk, Other Risks and Significant Customers

   Qualstar sells its products primarily through a variety of market channels including original equipment manufacturers (OEM) and value added resellers
(VAR) located worldwide. Ongoing credit evaluations of customers' financial condition are performed by Qualstar and generally collateral is not required. Credit losses have been within management's expectations and potential uncollectable accounts have been provided for in the financial statements.

                              QUALSTAR CORPORATION

   Sales to customers located outside of the United States represented 26.4% of net revenues in 1998, 24.0% of net revenues in 1999 and 25.8% of net revenues in 2000. Revenues from Qualstar's largest customer were 4.3%, 17.0% and 21.7% for the years ended June 30, 1998, 1999, and 2000, respectively. At June 30, 1999 and 2000 the largest customer's accounts receivable balance totaled 19.8% and 20.8% of total accounts receivable, respectively.

 Inventories

   Inventories are stated at the lower of cost (first-in, first-out basis) or market.

 Suppliers

   Sales and cost of goods related to products purchased from the two largest suppliers totaled approximately 38.0% and 47.0%, respectively, for the year ended June 30, 1998. Sales and costs of goods sold related to products purchased from one large supplier totaled approximately 33.0% and 41.0%, respectively, of total sales and cost of goods sold for the year ended June 30, 1999. Sales and costs of goods sold related to products purchased from one large supplier totaled approximately 48.0% and 59.7%, respectively, of total sales and cost of goods sold for the year ended June 30, 2000.

 Property and Equipment

   Property and equipment is depreciated using the straight-line method over the estimated useful lives (3 to 7 years) of the individual assets. Leasehold improvements are amortized over the estimated useful lives, or the term of the related leases, whichever is shorter, using the straight-line method.

 Investment in Common Stock

   In November 1999, Qualstar purchased an approximately 1% interest in Chaparral Network Storage, Inc. (Chaparral) for an aggregate purchase price of $1.1 million. This investment is accounted for under the cost method. Chaparral designs and manufactures RAID controllers and intelligent storage routers for tape library applications.

 Long-Lived Assets

   Qualstar reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate the carrying amount of any asset may not be recoverable. An impairment loss would be recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying amount. If an impairment is indicated, the amount of the loss to be recorded is based upon an estimate of the difference between the carrying amount and the fair value of the asset. Fair value is based upon discounted cash flows expected to result from the use of the asset and its eventual disposition and other valuation methods. Qualstar has identified no such impairment losses during the periods presented.

 Revenue Recognition

   Revenues are recognized upon shipment of the product to the customer and when collectibility is reasonably assured, less estimated returns for which provisions are made at the time of sale. The provision for estimated returns is made based on known claims and estimates of additional returns based on historical data. Revenues from technical support services and other services are recognized at the time the services are performed.

                              QUALSTAR CORPORATION

 Warranty Costs

   Qualstar generally provides warranties for its products ranging from one to three years. With respect to drives and tapes used in Qualstar's products, but manufactured by a third party, Qualstar passes on to the customer the warranty on such drives and tapes provided by the manufacturer. A provision for costs related to warranty expense is recorded when revenue is recognized, which is estimated based on historical warranty costs incurred.

 Research and Development

   All research and development costs are charged to expense as incurred. These costs consist primarily of engineering salaries, outside consultant fees, prototype materials and applicable overhead expenses of personnel directly involved in the design and development of new products.

 Advertising

   Qualstar expenses all costs of advertising and promotion as incurred. Advertising and promotion expenses for the years ended June 30, 1998, 1999 and 2000, were $415,000, $390,000, and $470,000, respectively.

 Accounting for Stock Based Compensation

   Employee stock options are accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which requires the recognition of expense when the option price is less than the fair value of the stock at the date of grant. Qualstar generally awards options for a fixed number of shares at an option price equal to the fair value at the date of grant. Qualstar has adopted the disclosure-only provisions of the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation" (SFAS 123).

 Income Taxes

   Income taxes are accounted for using the liability method in accordance with SFAS 109, "Accounting for Income Taxes." Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

 Comprehensive Income

   In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements and is effective for fiscal years beginning after December 15, 1997. To date, the Company has not had any transactions that are required to be reported as Comprehensive Income.

 Earnings Per Share

   Qualstar calculates earnings per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing net income by the weighted average common shares outstanding plus dilutive securities or other contracts to issue common stock as if these securities were exercised or converted to common stock.

                             QUALSTAR CORPORATION

   The following table sets forth the calculation for basic and diluted earnings per share for the periods indicated:

                                                         Year Ended June 30,
                                                       ------------------------
                                                        1998     1999    2000
                                                       -------  ------- -------
                                                           (in thousands)
   Earnings:
     Net income......................................  $ 1,933  $ 3,986 $ 7,796
     Premium paid on redemption of preferred stock...     (147)     --      --
                                                       -------  ------- -------
     Net income applicable to common shareholders....  $ 1,786  $ 3,986 $ 7,796
                                                       =======  ======= =======
   Shares:
     Weighted average shares for basic earnings per
      share..........................................    6,404    6,629   7,119
     Conversion of Series A Preferred Stock..........    2,476    2,379   2,376
     Stock options...................................      410      459     247
                                                       -------  ------- -------
     Weighted average shares for diluted earnings per
      share..........................................    9,290    9,467   9,742
                                                       =======  ======= =======

   In 1998, Qualstar repurchased shares of preferred stock at a premium over carrying value of $147,000.

 Segment Information

   In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Based on the provisions of SFAS 131 and the manner in which the Chief Operating Decision Maker analyzes the business, Qualstar has determined that it does not have separately reportable operating segments.

 Fair Value of Financial Instruments

   The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to the short term nature of these financial instruments.

 Estimates and Assumptions

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

 Reclassification

   Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Inventories

   Inventories consist of the following (in thousands):

                                                                     June 30,
                                                                  --------------
                                                                   1999    2000
                                                                  ------- ------
   Raw materials................................................. $ 4,103 $7,624
   Finished goods................................................     548  1,033
                                                                  ------- ------
                                                                  $ 4,651 $8,657
                                                                  ======= ======

                              QUALSTAR CORPORATION

3. Property and Equipment

   The components of property and equipment are as follows (in thousands):

                                                                   June 30,
                                                                ----------------
                                                                 1999     2000
                                                                -------  -------
   Leasehold improvements...................................... $    23  $    23
   Furniture and fixtures......................................     561      518
   Machinery and equipment.....................................   1,406    1,542
                                                                -------  -------
                                                                  1,990    2,083
     Less accumulated depreciation and amortization............  (1,554)  (1,706)
                                                                -------  -------
                                                                $   436  $   377
                                                                =======  =======

4. Credit Facility

   Qualstar has an unsecured line of credit with a bank which allows for borrowings of up to $750,000 at the bank's reference rate (7.75% as of June 30, 1999 and 9.50% as of June 30, 2000), plus 1.25%. The line of credit agreement was amended to extend the expiration date to November 1, 2000. As of June 30, 1999 and 2000, the Company had not borrowed against the line of credit.

5. Income Taxes

   The provision for income taxes for the years ended June 30, 1998, 1999 and 2000, is comprised of the following (in thousands):

                                                       1998     1999     2000
                                                      -------  -------  -------
   Current:
     Federal......................................... $   967  $ 2,222  $ 4,171
     State...........................................     205      527    1,032
                                                      -------  -------  -------
                                                        1,172    2,749    5,203
   Deferred:
     Federal.........................................     (38)    (173)    (207)
     State...........................................      (2)     (14)     (28)
                                                      -------  -------  -------
                                                          (40)    (187)    (235)
                                                      -------  -------  -------
                                                      $ 1,132  $ 2,562  $ 4,968
                                                      =======  =======  =======

   The provision for income taxes was reduced by the utilization of approximately $65,000 and $16,000 of research and development tax credits in 1998 and 1999, respectively.

   The following is a reconciliation of the statutory federal income tax rate to Qualstar's effective income tax rate:

                                                       Years Ended June 30,
                                                       ----------------------
                                                        1998    1999    2000
                                                       ------  ------  ------
   Statutory federal income tax expense...............   34.0%   34.0%   34.0%
   State income taxes, net of federal income tax
    benefit...........................................    4.4     5.1     4.9
   Other..............................................   (1.5)    --      --
                                                       ------  ------  ------
                                                         36.9%   39.1%   38.9%
                                                       ======  ======  ======

                              QUALSTAR CORPORATION

   The tax effect of temporary differences resulted in deferred income tax assets (liabilities) at June 30, 1999 and 2000, as follows (in thousands):

                                                                   1999   2000
                                                                   -----  -----
   Deferred tax assets:
     Allowance for bad debts and returns.......................... $ 180  $ 201
     Capitalized inventory costs..................................    20     38
     State income taxes...........................................   152    351
     Other accruals...............................................    46     62
                                                                   -----  -----
       Total deferred tax assets..................................   398    652
   Deferred tax liabilities:
     Depreciation.................................................   (41)   (60)
                                                                   -----  -----
     Net deferred tax asset....................................... $ 357  $ 592
                                                                   =====  =====

   No valuation reserve was established at June 30, 1999 and 2000, based on the Company's expectations to realize the deferred tax asset.

6. Series A Preferred Stock

   At June 30, 1999, 880,800 shares of preferred stock had been issued as Series A Preferred Stock. Each share of Series A Preferred Stock was convertible into 2.7 shares of common stock. All Series A Preferred Shares automatically converted into a total of 2.4 million shares of common stock upon completion of Qualstar's initial public offering.

   During 1998, Qualstar paid $183,000 for the retirement of 73,200 shares of Series A Preferred Stock.

7. Stock Option Plans

   Qualstar adopted a stock option plan in 1985 under which incentive stock options and nonqualified stock options could be granted for an aggregate of no more than 1,350,000 shares of common stock. Under the terms of the plan, incentive stock options and nonqualified options could be issued at an exercise price of not less than 100% and 85%, respectively, of the fair market value of common stock as determined by the board of directors on the date of grant. Options are exercisable in annual installments as specified in each stock option agreement. Incentive stock options and nonqualified stock options terminate as specified in each option agreement, but no later than ten years after the date of grant unless an extension is granted by the board of directors. The stock option plan expired on March 27, 1995. No new shares may be granted under the plan after that date; however, outstanding stock options may be exercised in accordance with their terms.

   Qualstar adopted a new stock option plan in 1998 (1998 Stock Incentive Plan) under which incentive and nonqualified stock options could be granted for an aggregate of no more than 270,000 shares of common stock. During fiscal 2000, Qualstar amended and restated the 1998 stock option plan to increase the pool of options and shares of restricted stock that could be granted for an aggregate of no more than 1,215,000 shares of common stock. Under the terms of the plan, options could be issued at an exercise price of not less than 100% of the fair market value of common stock as determined by the board of directors (or board appointed administrator) on the date of grant. If an incentive stock option is granted to an individual owning more than 10% of the total combined voting power of all stock, the exercise price of the option may not be less than 110% of the fair market value of the underlying shares on the date of grant. Options are exercisable in annual installments and terminate as specified in each option agreement, but terminate no later than ten years after the date of grant.

                              QUALSTAR CORPORATION

   The following table summarizes all stock option activity (in thousands, except per share amounts)

                                                       Exercise      Weighted
                                              Stock   Price Per      Average
                                             Options    Share     Exercise Price
                                             ------- ------------ --------------
   Outstanding at July 1, 1997..............   818   $0.15 - 0.26     $0.23
     Granted................................   121           0.56      0.56
     Exercised..............................  (229)   0.15 - 0.26      0.22
                                              ----   ------------     -----
   Outstanding at June 30, 1998.............   710    0.15 - 0.56      0.29
     Granted................................    27           1.11      1.11
     Exercised..............................  (159)   0.22 - 0.56      0.25
     Cancelled..............................   (16)          0.56      0.56
                                              ----   ------------     -----
   Outstanding at June 30, 1999.............   562    0.22 - 1.11      0.34
     Granted................................   137           2.78      2.78
     Exercised..............................  (413)   0.22 - 0.56      0.28
                                              ----   ------------     -----
   Outstanding at June 30, 2000.............   286   $0.22 - 2.78     $1.60
                                              ====   ============     =====

                                                       Options Exercisable
                 Options Outstanding at June 30, 2000    at June 30, 2000
                 ------------------------------------- --------------------
                                              Weighted             Weighted
                  Number of  Weighted Average Average   Number of  Average
     Exercise      Shares       Remaining     Exercise   Shares    Exercise
   Price Range   Outstanding Contractual Life  Price   Exercisable  Price
   -----------   ----------- ---------------- -------- ----------- --------
   $0.22              65           0.8          0.22        65       0.22
   $0.56 - 1.11       84           8.2          0.74        31       0.68
   $2.78             137           9.6          2.78        --       2.78

   On January 14, 2000, each of Qualstar's four non-employee directors were granted and purchased 54,000 shares of restricted stock pursuant to the 1998 Stock Incentive Plan at a price of $2.78 per share. Each director paid for the shares with a promissory note in the amount of $150,000 secured by the purchased shares. Interest on the notes accrues at the rate of 6.21% and is payable annually. Payments of principal on the notes are due in four equal annual installments beginning in January 2002. Qualstar, solely at its discretion, has the right to repurchase each director's restricted shares at the original purchase price upon termination of service for any reason. Qualstar's repurchase right lapses and the shares vest ratably over four years based upon each year of service as a director.

   On January 14, 2000, Qualstar granted stock options to purchase a total of 137,700 shares under the 1998 Stock Incentive Plan at an exercise price of $2.78 per share. These stock options vest over a four years.

   Upon issuance of the restricted stock and granting of stock options in January 2000, Qualstar recorded a deferred compensation charge of $1.7 million related to both the option and restricted stock awards for the difference between the exercise price and the deemed fair market value for accounting purposes on the date of the grant. The deferred compensation recorded is being amortized over the four year vesting period, which resulted in compensation expense of $227,000 in fiscal 2000.

   If Qualstar recognized employee stock option-related compensation expense in accordance with SFAS 123 and used the minimum value method for determining the weighted average fair value of options granted during 1998, 1999 and 2000, its pro forma net income applicable to common shareholders would have been $1.8 million, $4.0 million and $7.8 million , respectively. The pro forma basic income per share would have been $0.28, $0.60 and $1.09 for 1998, 1999 and 2000, respectively. The pro forma diluted income per share would

                              QUALSTAR CORPORATION
have been $0.19, $0.42 and $0.80 for 1998, 1999 and 2000, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The pro forma effect on net income for 1998, 1999 and 2000 is not representative of the pro forma effect on net income or loss in future years because compensation expense in future years will reflect the amortization of a larger number of stock options granted in several succeeding years.

   In computing the pro forma compensation expense under SFAS 123, a weighted-average fair value of $0.14 for 1998, $0.94 for 1999 and $5.59 for 2000 stock option grants was estimated at the date of grant using the minimum value option pricing model with the following assumptions.

                                                       1998     1999     2000
                                                      -------  -------  -------
   Expected dividend yield...........................       0%       0%       0%
   Risk-free interest rate...........................     6.0%     6.0%     6.5%
   Expected life of options.......................... 5 years  5 years  5 years

8. Commitments

   Qualstar leases its facility under a lease arrangement expiring January 31, 2001, at an annual rent of $184,000. Qualstar's management can terminate the lease agreement with 90 days notice. Future minimum lease payments under this lease and other operating leases are $112,000.

   Rent expense (including equipment rental) for the years ended June 30, 1998, 1999 and 2000, was $184,000, $202,000 and $209,000, respectively.

   Qualstar may be involved in litigation and other legal matters from time to time in the normal course of business. However, there currently are no material proceedings pending or, to the knowledge of management, threatened against Qualstar.

9. Geographic Information

   Information regarding revenues attributable to the Qualstar's primary geographic operating regions is as follows (in thousands):

                                                          Years Ended June 30,
                                                        ------------------------
                                                          1998    1999    2000
                                                        -------- ------- -------
   Revenues:
     North America..................................... $ 14,428 $23,032 $37,789
     Europe............................................    2,751   4,504   7,594
     Asia..............................................    1,041   1,380   3,642
     Other.............................................      935     782     327
                                                        -------- ------- -------
                                                        $ 19,155 $29,698 $49,352
                                                        ======== ======= =======

   The geographic classification of revenues is based upon the location of the customer. Qualstar does not have any significant long-lived assets outside of the United States.

10. Benefit Plans

   Qualstar has a voluntary deferred compensation plan (the Plan) qualifying for treatment under Internal Revenue Code Section 401(k). All employees are eligible to participate in the Plan following one year of employment and may contribute up to 15% of their compensation. Qualstar may make matching contributions

                              QUALSTAR CORPORATION
at a rate of 25% up to 6% of the amount contributed by eligible participants at the discretion of management. Qualstar's contributions under the Plan totaled $27,000, $27,000 and $33,000 for the years ended June 30, 1998, 1999 and 2000, respectively.

11. Related Party Transactions

   Qualstar's outside counsel became a member of its board of director, in January 2000. During the year ended June 30, 2000, Qualstar paid $429,000 to the law firm in which the director is a shareholder, of which $407,000 related to our initial public offering.

12. Quarterly Results of Operations (unaudited)

                                                Three Months Ended
                                   ---------------------------------------------
                                   September 30, December 31, March 31, June 30,
                                   ------------- ------------ --------- --------
Fiscal 1999:
Net sales.........................    $ 6,588      $ 6,151     $ 7,904  $ 9,055
Gross profit......................      2,395        2,112       3,117    3,016
Net income........................        874          672       1,282    1,158

Net earnings per share:
  Basic...........................    $  0.13      $  0.10     $  0.20  $  0.17
  Diluted.........................       0.10         0.07        0.13     0.12

Fiscal 2000:
Net sales.........................    $11,430      $11,092     $12,374  $14,456
Gross profit......................      4,328        4,214       4,398    5,497
Net income........................      1,879        1,711       1,900    2,306
Net earnings per share:
  Basic...........................    $  0.28      $  0.25     $  0.27  $  0.30
  Diluted.........................       0.20         0.18        0.19     0.23

                                                                     SCHEDULE II

                              QUALSTAR CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                        ALLOWANCE FOR DOUBTFUL ACCOUNTS
               For the Years Ended June 30, 1998, 1999, and 2000

        Column A          Column B  Column C             Column D     Column E
------------------------ ---------- --------          -------------- ----------
                                    Charged
                         Balance at to Costs Charged                 Balance at
                         Beginning    and    to Other                  End of
      Description        of Period  Expenses Accounts Deductions (1)   Period
------------------------ ---------- -------- -------- -------------- ----------
Year Ended June 30,
 1998...................  $150,000  $ 53,000  $ --       $ 38,000     $165,000
Year Ended June 30,
 1999...................   165,000   259,000    --          4,000      420,000
Year Ended June 30,
 2000...................   420,000   152,000    --        102,000      470,000

--------
(1) Uncollectible accounts written off, net of recoveries.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 28, 2000

                                          QUALSTAR CORPORATION

                                          By:    /s/ William J. Gervais
                                             -----------------------------
                                                    William J. Gervais,
                                                Chief Executive Officer and
                                                          President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                            Title                       Date
            ---------                            -----                       ----

   /s/ William J. Gervais          Chief Executive Officer,            September 28, 2000
_________________________________   President and Director
       William J. Gervais           (principal executive officer)

   /s/ Richard A. Nelson           Vice President, Engineering,        September 28, 2000
_________________________________   Secretary and Director
        Richard A. Nelson

   /s/ Matthew Natalizio           Vice President and Chief            September 28, 2000
_________________________________   Financial Officer (principal
        Matthew Natalizio           financial and accounting
                                    officer)

   /s/ Bruce E. Gladstone          Director                            September 28, 2000
_________________________________
       Bruce E. Gladstone

    /s/ Trude C. Taylor            Director                            September 28, 2000
_________________________________
         Trude C. Taylor

     /s/ Robert E. Rich            Director                            September 28, 2000
_________________________________
         Robert E. Rich

    /s/ Robert T. Webber           Director                            September 28, 2000
_________________________________
        Robert T. Webber