Form 10-Q
period 2000-09-30
QUALSTAR CORP
filed 2000-11-13
CIK 758938

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                ---------------
                                   FORM 10-Q
                                ---------------

   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2000

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _______ to _______


                       Commission file number 000-30083

                             QUALSTAR CORPORATION
            (exact name of registrant as specified in its charter)


                California                          95-3927330
       (State or other jurisdiction               (I.R.S. Employer
     of incorporation or organization)          Identification No.)


         6709 Independence Avenue
         Canoga Park, California                   91303-2973
 (Address of principal executive officer)          (zip code)

                                (818) 592-0061
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               [X] Yes    [ ] No

The total shares of common stock without par value outstanding at November 10, 2000 is 12,546,751.

--------------------------------------------------------------------------------

                               Table of Contents


--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements...........................................    3
  Condensed balance sheets as of June 30, 2000 and September 30, 2000...    3
  Condensed statements of income for the three months ended
   September 30, 1999 and 2000..........................................    4
  Condensed statements of cash flows for the three months ended
   September 30, 1999 and 2000..........................................    5
  Condensed statements of changes in shareholders' equity for the
   three months ended September 30, 2000................................    6
  Notes to interim condensed financial statements.......................    7

ITEM 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................    9

ITEM 3.  Qualitative and Quantitative Disclosures About Market Risk.....   10


PART II. OTHER INFORMATION

ITEM 2.  Changes in Securities..........................................   11

ITEM 6.  Exhibits and Reports on Form 8-K...............................   11


         Signatures.....................................................   12


--------------------------------------------------------------------------------

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             QUALSTAR CORPORATION
                           CONDENSED BALANCE SHEETS
                     JUNE 30, 2000 AND SEPTEMBER 30, 2000
                                (in thousands)




                                                                   JUNE 30,      SEPTEMBER 30,
                                                                     2000            2000
                                                                  ----------     -------------
                                                                                  (Unaudited)
                            ASSETS

Current assets:
   Cash and cash equivalents.................................      $18,976          $25,239
   Accounts receivable, net of allowances of $470............        7,276            7,242
   Inventories...............................................        8,657            9,037
   Prepaid expenses and other................................          186              151
   Prepaid income taxes......................................          765              566
   Deferred income taxes.....................................          652              652
                                                                   -------          -------
     Total current assets....................................       36,512           42,887
                                                                   -------          -------
Property and equipment, net..................................          377              334
Investment in equity securities..............................        1,050            1,050

Other assets.................................................           45              162
                                                                   -------          -------
                                                                   $37,984          $44,433
                                                                   =======          =======
           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable..........................................      $ 2,341          $ 2,930
   Accrued payroll and related liabilities...................          393              336
   Other accrued liabilities.................................          158            1,371
                                                                   -------          -------
       Total current liabilities.............................        2,892            4,637
                                                                   -------          -------
Deferred income taxes........................................           60               60

Shareholders' equity:
   Preferred stock, no par value; 5,000 shares authorized;
      no shares issued.......................................           --               --
   Common stock, no par value; 50,000 shares authorized,
     12,164 shares issued and outstanding at June 30, 2000
     and 12,547 shares at September 30, 2000.................       18,400           20,689
   Deferred compensation.....................................       (1,534)          (1,423)
   Notes from directors......................................         (617)            (626)
   Retained earnings.........................................       18,783           21,096
                                                                   -------          -------
       Total shareholders' equity............................       35,032           39,736
                                                                   -------          -------
                                                                   $37,984          $44,433
                                                                   =======          =======

See the accompanying notes to these condensed financial statements.


--------------------------------------------------------------------------------

                              QUALSTAR CORPORATION
                         CONDENSED STATEMENTS OF INCOME
                        THREE MONTHS SEPTEMBER 30, 2000
                    (in thousands, except per share amounts)
                                  (UNAUDITED)


                                                    THREE MONTHS ENDED
                                                      September 30,
                                                 -----------------------
                                                   1999            2000
                                                 -------         -------

Net revenues.................................    $11,430         $13,853
Cost of goods sold...........................      7,102           8,732
                                                 -------         -------
 Gross profit................................      4,328           5,121
                                                 -------         -------
Operating expenses:
 Selling and marketing.......................        580             775
 General and administrative..................        401             669
 Research and development....................        270             195
                                                 -------         -------
                                                   1,251           1,639
                                                 -------         -------
Income from operations.......................      3,077           3,482
Interest income..............................         12             311
                                                 -------         -------
Income before provision for income taxes.....      3,089           3,793
Provision for income taxes...................      1,210           1,480
                                                 -------         -------
Net income...................................    $ 1,879         $ 2,313
                                                 =======         =======

Earnings per share:

Basic........................................      $0.28           $0.19
                                                 =======         =======
Diluted......................................      $0.20           $0.18
                                                 =======         =======
Shares used to compute earnings per share:

Basic........................................      6,771          12,469
                                                 =======         =======
Diluted......................................      9,549          12,719
                                                 =======         =======

See the accompanying notes to these condensed financial statements.


--------------------------------------------------------------------------------

                              QUALSTAR CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                                 (in thousands)
                                  (UNAUDITED)


                                                              1999        2000
                                                            -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income............................................   $ 1,879     $ 2,313
   Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization.....................        61          50
       Deferred compensation.............................        --         111
       Provision for bad debts and returns...............        50          --
       Accrued interest on directors' notes..............        --          (9)
       Change in assets and liabilities:
         Accounts receivable.............................    (1,337)         34
         Inventories.....................................      (465)       (380)
         Prepaid expenses and other assets...............       (61)        (82)
         Accounts payable................................       863         589
         Prepaid income taxes and income taxes payable...     1,212       1,679
         Other accrued liabilities.......................       (81)       (324)
                                                            -------     -------
Net cash provided by operating activities................     2,121       3,981
                                                            -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment.................................       (44)         (7)
                                                            -------     -------
Net cash used in investing activities....................       (44)         (7)
                                                            -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock................        --       2,284
   Proceeds from exercise of stock options...............        65           5
                                                            -------     -------
Net cash provided by financing activities................        65       2,289
                                                            -------     -------
Net increase in cash and cash equivalents................     2,142       6,263
Cash and cash equivalents at beginning of period.........     2,135      18,976
                                                            -------     -------
Cash and cash equivalents at end of period...............   $ 4,277     $25,239
                                                            =======     =======

Supplemental cash flow disclosures:
   Income taxes paid.....................................   $    --     $    --
                                                            =======     =======

See the accompanying notes to these condensed financial statements.


--------------------------------------------------------------------------------

                              QUALSTAR CORPORATION
            CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     THREE MONTHS ENDED SEPTEMBER 30, 2000
                                 (in thousands)
                                  (UNAUDITED)


                                PREFERRED STOCK      COMMON STOCK                          NOTES
                                ---------------    -----------------      DEFERRED         FROM         RETAINED
                                SHARES   AMOUNT    SHARES    AMOUNT     COMPENSATION      DIRECTORS     EARNINGS     TOTAL
                                ------  -------    ------   --------    -------------    -----------    --------    -------
Balance at July 1, 2000......      --    $   --     12,164    $18,400      $(1,534)         $(617)      $18,783     $35,032
Exercise of stock options....      --        --          8          5           --             --            --           5
Initial public offering,
 issuance of common stock....      --        --        375      2,284           --             --            --       2,284
Amortization of deferred
 compensation................      --        --         --         --          111             --            --         111
Accrued interest on
 directors' notes............      --        --         --         --           --             (9)           --          (9)
Net income...................      --        --         --         --           --             --         2,313       2,313
                                -----    ------     ------    -------      -------          -----       -------     -------
Balance at September 30, 2000      --    $   --     12,547    $20,689      $(1,423)         $(626)      $21,096     $39,736
                                =====    ======     ======    =======      =======          =====       =======     =======

See the accompanying notes to these condensed financial statements.


--------------------------------------------------------------------------------

                              QUALSTAR CORPORATION
                NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                    (in thousands, except per share amounts)
                                  (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     The accompanying condensed financial statements are unaudited and do not include, all the information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles, except for the balance sheet at June 30, 2000 which is derived from our audited financial statements, and should be read in conjunction with the financial statements and related notes included in Qualstar Corporation's ("Qualstar," "us," "we," or "our") registration statement on Form 10-K filed with the Securities and Exchange Commission (SEC) on September 28, 2000. In the opinion of management, these unaudited condensed financial statements include all adjustments, consisting primarily of normal recurring items, which are necessary for the fair presentation of Qualstar's financial position as of September 30, 2000, results of operations for the three months ended September 30, 1999 and 2000, and cash flows for the three months ended September 30, 1999 and 2000. Operating results for the three-month period ended September 30, 2000 are not necessarily indicative of results to be expected for a full year.

     All references to the number of shares and per share amounts of the Company's common stock in the accompanying financial statements and these notes have been restated to reflect a 2.7:1 common stock split effected on March 13, 2000.

NOTE 2. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted net income per share for the three months ended September 30, 1999 and 2000:


                                                             THREE MONTHS ENDED
                                                                September 30,
                                                             ------------------
                                                               1999      2000
                                                              ------   -------
Numerator:
   Net income.......................................          $1,879   $ 2,313
Denominator:
   Denominator for basic net income per share
     -- weighted average shares.....................           6,771    12,469
   Conversion of Series A Preferred Stock...........           2,378        --
   Dilutive potential common shares from employee
      stock  options................................             400       250
                                                              ------   -------

   Denominator for diluted net income per share
     - adjusted weighted average shares and
     assumed conversions............................           9,549    12,719
                                                              ------   -------

Basic net income per share..........................          $ 0.28   $  0.19
                                                              ======   =======
Diluted net income per share........................          $ 0.20   $  0.18
                                                              ======   =======


--------------------------------------------------------------------------------

NOTE 3. INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventory is comprised as follows:

                                      JUNE 30, 2000    SEPT. 30, 2000
                                      -------------   --------------

        Raw materials............          $7,624           $7,806
        Finished goods...........           1,033            1,231
                                           ------           ------
                                           $8,657           $9,037
                                           ======           ======

NOTE 4. INVESTMENT IN EQUITY SECURITIES

     In November 1999, Qualstar purchased a 1% interest in Chaparral Network Storage, Inc. (Chaparral) for an aggregate purchase price of $1,050. This investment is accounted for under the cost method. Chaparral is a designer and manufacturer of RAID controllers and intelligent storage routers for tape library applications.


NOTE 5. CREDIT FACILITY

     Qualstar has an unsecured line of credit with a bank that allows for borrowings of up to $0.8 million at the bank's reference rate (9.5% as of June 30, and September 30, 2000), plus 1.25%. The line of credit agreement was amended to extend the expiration date to November 1, 2000. As of June 30, and September 30, 2000, Qualstar had not borrowed against the line of credit.


NOTE 6. SHAREHOLDERS' EQUITY

     In July 2000, Qualstar sold an additional 375,000 shares of common stock resulting in proceeds of $2.3 million, as a result of the underwriters' exercising their over-allotment provision of the underwriting agreement in connection with our initial public offering.


--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements inherently are subject to risks and uncertainties, some of which we cannot predict or quantify. Our actual results may differ materially from the results projected in the forward-looking statements. Factors that might cause such a difference, include, but are not limited to, those discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2000 in "ITEM 1 Business," including the section therein entitled "Risk Factors," and in ITEM 7 Management's Discussion and Analysis of Financial Condition and Results of Operations." You generally can identify forward-looking statements by the use of forward-looking terminology such as "believes," "may," "expects," "intends," "estimates," "anticipates," "plans," "seeks," or "continues," or the negative thereof or variations thereon or similar terminology. We disclaim any obligation to update or revise these forward-looking statements to reflect the occurrence of events or circumstances in the future.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999.

     NET REVENUES. Revenues are recognized upon shipment of the product to the customer, less estimated returns, for which provision is made at the time of sale. Net revenues for the three months ended September 30, 2000 were $13.9 million, an increase of 21.2% compared to net revenues of $11.4 million for the three months ended September 30, 1999. This increase in revenues was due primarily to increasing demand for our existing tape library models and related media. Offsetting these increases was a decline in sales of 9-track products that reflects the mature nature of the older technology, which has been in continuous production for the last sixteen years. Selling prices of our products remained relatively stable during both periods.

     GROSS PROFIT. Gross profit was $5.1 million or 37.0% of net revenues for the three months ended September 30, 2000 compared to $4.3 million or 37.9% for the period ended September 30, 1999, representing an increase of 18.3%. The decline in gross profit margin is a result of a fluctuation in product mix due to higher media sales, which generally have lower margins. Offsetting the increase in media sales were higher gross margins that resulted from a shift to larger tape libraries that generally have higher margins, as well as the effects of overall volume increases. We expect our gross margins to remain relatively stable for the remainder of fiscal 2001.

     SELLING AND MARKETING. Selling and marketing expenses consist primarily of employee salaries and benefits, sales commissions, trade show costs, advertising, technical support and travel related expenses. Selling and marketing expenses for the three months ended September 30, 2000 increased 33.6% to $0.8 million, or 5.6% of revenues, as compared to $0.6 million, or 5.1% of revenues, for the three months ended September 30, 1999. The increase in selling and marketing expenses was due primarily to the growth in our sales force and associated increases in salaries and benefits, as well as expenses associated with the opening of our European sales office.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of employee salaries and benefits, deferred compensation related to equity incentives, provisions for doubtful accounts and returns and professional service fees. General and administrative expenses for the three months ended September 30, 2000 increased to $0.7 million, or 4.8% of revenues, as compared to $0.4 million or 3.5% of revenues, for the three months ended September 30, 1999. This increase was due to an increase in administrative salaries and benefits and a deferred compensation charge related to the issuance of stock options and restricted stock awards. We expect general and administrative expenses to increase as a result of our new policy and adding the infra structure of a publicly traded company.


--------------------------------------------------------------------------------

     RESEARCH AND DEVELOPMENT. Research and development expenses consist of engineering salaries, benefits, purchased parts and supplies used in development activities. Research and development expenses for the three months ended September 30, 2000 were $0.2 million or 1.4% of revenues as compared to $0.3 million and 2.4% of revenues for the three months ended September 30, 1999. We intend to increase our spending on research and development activities in order to increase the flow of new products to market.

     PROVISION FOR INCOME TAXES. The provision for income taxes was $1.5 million or 39.0% of pre-tax income, for the three months ended September 30, 2000, compared to $1.2 million, or 39.2% of pre-tax income, for the three months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have funded our capital requirements with cash flows from operations. Cash flows provided by operating activities were $2.1 million and $4.0 million for the first three months of fiscal 2000 and 2001, respectively. In each of these periods, operating cash was primarily provided by net income, and increases in accounts payable and income taxes payable.

     Cash flows used in investing activities were minor during the first three months of fiscal 2000 and 2001. These cash out flows related to purchases of equipment and tooling. We expect to incur capital expenditure of $0.8 million for equipment and leasehold improvements associated with our move to a larger facility during the next six months.

     There were no significant cash flows used or provided from financing activities during the first three months of fiscal 2000. Cash flows provided by financing activities were $2.3 million for the first three months of fiscal 2001, and were primarily the result of the sale by us in July, 2000 of 375,000 shares of our common stock at $7.00 per share pursuant to the exercise by the underwriters of our initial public offering of their over-allotment option.

     We have a $0.8 million unsecured line of credit that expires November 1, 2000, all of which was available at September 30, 2000. Borrowings under this line of credit bear interest at the bank's reference rate plus 1.25%. The bank's reference rate, a variable rate, was 9.5% at September 30, 2000.

     On September 20, 2000 we entered into a ten-year lease of a new 57,000 square foot facility. The facility is approximately twice as large as our current facility. We believe the new facility will allow us to improve our manufacturing efficiency and meet our future growth projections. We expect to relocate to the new facility during December 2000.

     We believe that our existing cash and cash equivalents, and anticipated cash flows from operating activities, will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. We may utilize cash to invest in businesses, products or technologies that we believe are strategic. We regularly evaluate other companies and technologies for possible investment by us. In addition, we have made and expect to make investments in companies with whom we have identified potential synergies. However, we have no present commitments or agreements with respect to any material acquisition of other businesses or technologies.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

     We develop products in the United States and sell them worldwide. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. All sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Our interest income is sensitive to changes in general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. We have no outstanding debt nor do we utilize derivative financial instruments. Therefore, no quantitative tabular disclosures are required.


--------------------------------------------------------------------------------

                          PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

           None

Item 2.    Changes in Securities and use of proceeds.

           Use of Proceeds

     Our Registration Statement of Form S-1 (Commission File Number 333-96009) for our initial public offering of common stock became effective on June 22, 2000, covering an aggregate of 2,875,000 share of common stock, including the underwriters' over-allotment option of 375,000 shares. We sold a total of 2,875,000 shares of common stock at a price of $7.00 per share to an underwriting syndicate led by First Security Van Kasper, Needham & Company, Inc. and Wedbush Morgan Securities. The offering commenced on June 23, 2000 and was completed on July 18, 2000. The initial public offering resulted in gross proceeds of $20.1 million, of which $1.4 million was applied toward underwriting discounts and commissions. Other expenses related to the offering totaled $1.1 million. Net proceeds to Qualstar from the initial public offering were $17.6 million. As of September 30, 2000, all of the proceeds from the offering were invested in short-term high-grade interest bearing securities, certificates of deposit or direct or guaranteed obligations of the U.S. government.

Item 3.    Defaults Upon Senior Securities.

           None

Item 4.    Submission of Matters to a Vote of Security Holders.

           None

Item 5.    Other information.

Item 6.    Exhibits and Reports on Form 8-K.

           (a)  The following exhibits are filed as part of this report.

           10.3 Lease Agreement between Strategic Performance Fund-II, Inc. and Qualstar Corporation, dated September 20, 2000.

           27.1 Financial Data Schedules

           (b) No Reports on Form 8-K were filed during the fiscal quarter ended September 30, 2000.
--------------------------------------------------------------------------------

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     QUALSTAR CORPORATION


Dated:  November 13, 2000                 /s/ William J. Gervais
                                      ------------------------------------------
                                      William J. Gervais, Chairman
                                      and Chief Executive Officer

Dated:  November 13, 2000                 /s/ Matthew Natalizio
                                      ------------------------------------------
                                      Matthew Natalizio, Chief Financial Officer



--------------------------------------------------------------------------------
                                                                         Page 12