Form 10-Q
period 2000-12-31
QUALSTAR CORP
filed 2001-02-14
CIK 758938

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                ---------------
                                   FORM 10-Q
                                ---------------

   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 2000

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _______ to _______


                       Commission file number 000-30083

                             QUALSTAR CORPORATION


  Incorporated under the laws                    (I.R.S. Employer Identification
  of the State of California                             No.) 95-3927330


                           3990-B Heritage Oak Court
                            Simi Valley, CA  93063

                                (805) 583-7744


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               [X] Yes    [ ] No

The total number of shares of common stock without par value outstanding at February 13, 2001 is 12,546,751.

                               Table of Contents


________________________________________________________________________________

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.........................................   3
 Condensed balance sheets as of June 30, 2000 and December 31, 2000..   3
 Condensed statements of income for the three months ended
  December 31, 1999 and 2000; for the six months ended
  December 31, 1999 and 2000.........................................   4
 Condensed statements of cash flows for the six months ended
  December 31, 1999 and 2000.........................................   5
 Condensed statements of changes in shareholders' equity for the
  six months ended December 31, 2000.................................   6
 Notes to interim condensed financial statements.....................   7

ITEM 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations....................................   9

ITEM 3. Qualitative and Quantitative Disclosures About Market Risk...  11

PART II. OTHER INFORMATION

ITEM 2. Changes in Securities........................................  12

ITEM 6. Exhibits and Reports on Form 8-K.............................  12


     Signatures......................................................  13

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             QUALSTAR CORPORATION
                           CONDENSED BALANCE SHEETS
                      JUNE 30, 2000 AND DECEMBER 31, 2000
                                (in thousands)


                                                               JUNE 30,    DECEMBER 31,
                                                                  2000           2000
                                                                 -------        -------
                       ASSETS                                         (Unaudited)

Current assets:
   Cash and cash equivalents................................     $18,976        $25,694
   Accounts receivable, net of allowances of $470...........       7,276          7,346
   Inventories..............................................       8,657          8,714
   Prepaid expenses and other...............................         186            102
   Prepaid income taxes.....................................         765             27
   Deferred income taxes....................................         652            652
                                                                 -------        -------
     Total current assets...................................      36,512         42,535
                                                                 -------        -------
Property and equipment, net.................................         377            732
Investment in equity securities.............................       1,050          1,050

Other assets................................................          45            404
                                                                 -------        -------
                                                                 $37,984        $44,721
                                                                 =======        =======
        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable.........................................     $ 2,341        $ 2,086
   Accrued payroll and related liabilities..................         393            271
   Other accrued liabilities................................         158            169
                                                                 -------        -------
       Total current liabilities............................       2,892          2,526
                                                                 -------        -------
Deferred income taxes.......................................          60             60

Shareholders' equity:
   Preferred stock, no par value; 5,000 shares authorized;
      no shares issued......................................          --             --
   Common stock, no par value; 50,000 shares authorized,
     12,164 shares issued and outstanding at June 30, 2000
     and 12,547 shares at December 31, 2000.................      18,400         20,689
   Deferred compensation....................................      (1,534)        (1,312)
   Notes from directors.....................................        (617)          (636)
   Retained earnings........................................      18,783         23,394
                                                                 -------        -------
       Total shareholders' equity...........................      35,032         42,135
                                                                 -------        -------
                                                                 $37,984        $44,721
                                                                 -------        -------


See the accompanying notes to these condensed financial statements.

                              QUALSTAR CORPORATION
                         CONDENSED STATEMENTS OF INCOME
          THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1999 AND 2000
                    (in thousands, except per share amounts)
                                  (UNAUDITED)





                                               THREE MONTHS ENDED   SIX MONTHS ENDED
                                                  DECEMBER 31,        DECEMBER 31,
                                               ------------------  ------------------
                                                   1999      2000      1999      2000
                                                -------   -------   -------   -------
Net revenues.................................   $11,092   $15,510   $22,522   $29,363
Cost of goods sold...........................     6,878     9,765    13,980    18,497
                                                -------   -------   -------   -------
   Gross profit..............................     4,214     5,745     8,542    10,866
                                                -------   -------   -------   -------
Operating expenses:
   Selling and marketing.....................       695     1,231     1,275     2,006
   General and administrative................       390       773       791     1,442
   Research and development..................       237       293       507       488
                                                -------   -------   -------   -------
                                                  1,322     2,297     2,573     3,936

Income from operations.......................     2,892     3,448     5,969     6,930
                                                -------   -------   -------   -------
Interest income..............................        12       338        24       649
                                                -------   -------   -------   -------
Income before provision for income taxes.....     2,904     3,786     5,993     7,579
Provision for income taxes...................     1,193     1,488     2,403     2,968
                                                -------   -------   -------   -------
Net income...................................   $ 1,711   $ 2,298   $ 3,590   $ 4,611
                                                =======   =======   =======   =======

Basic earnings per share:....................     $0.25     $0.19     $0.53     $0.38
                                                =======   =======   =======   =======
Diluted earnings per share:..................     $0.18     $0.18     $0.38     $0.36
                                                =======   =======   =======   =======
Shares used  to compute earnings per share:

Basic........................................     6,903    12,331     6,836    12,292
                                                =======   =======   =======   =======
Diluted......................................     9,581    12,633     9,566    12,650
                                                =======   =======   =======   =======

      See the accompanying notes to these condensed financial statements.

                              QUALSTAR CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED DECEMBER 31, 1999 AND 2000
                                 (in thousands)
                                  (UNAUDITED)




                                                             1999       2000
                                                          -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income...........................................  $ 3,590    $ 4,611
   Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization....................      118        107
       Deferred compensation............................        8        222
       Provision for bad debts and returns..............       86         --
       Accrued interest on directors' notes.............       --        (19)
       Change in assets and liabilities:
         Accounts receivable............................     (168)       (70)
         Inventories....................................     (628)       (57)
         Prepaid expenses and other assets..............     (128)      (275)
         Accounts payable...............................      344       (255)
         Prepaid income taxes and income taxes payable..     (295)       738
         Other accrued liabilities......................     (220)      (111)
                                                          -------    -------
Net cash provided by operating activities...............    2,707      4,891
                                                          -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment................................      (98)      (462)
   Investment in common stock...........................   (1,050)        --
                                                          -------    -------
Net cash used in investing activities...................   (1,148)      (462)
                                                          -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock...............       --      2,284
   Proceeds from exercise of stock options..............       72          5
                                                          -------    -------
Net cash provided by financing activities...............       72      2,289
                                                          -------    -------
Net increase in cash and cash equivalents...............    1,631      6,718
Cash and cash equivalents at beginning of period........    2,134     18,976
                                                          -------    -------
Cash and cash equivalents at end of period..............  $ 3,765    $25,694
                                                          =======    =======
Supplemental cash flow disclosures:
   Income taxes paid....................................  $ 2,700    $ 2,230
                                                          =======    =======

See the accompanying notes to these condensed financial statements.

                              QUALSTAR CORPORATION
            CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                       SIX MONTHS ENDED DECEMBER 31, 2000
                                 (in thousands)
                                  (UNAUDITED)


                             PREFERRED STOCK     COMMON STOCK                     NOTES
                             ---------------     ------------     DEFERRED         FROM     RETAINED
                             SHARES    AMOUNT  SHARES   AMOUNT   COMENSATION     DIRECTORS  EARNINGS     TOTAL
                            --------  ------  -------- --------  -------------   ---------- ---------   --------

Balance at July 1, 2000....     --  $   --    12,164   $18,400       $(1,534)      $(617)   $18,783     $35,032
Exercise of stock options..     --      --         8         5            --          --         --           5
Initial public offering,
 issuance of common stock..     --      --       375     2,284            --          --         --       2,284
Amortization of deferred
 compensation..............     --      --        --        --           222          --         --         222
Accrued interest on
 directors' notes..........     --      --        --        --            --         (19)        --         (19)
Net income.................     --      --        --        --            --          --      4,611       4,611
                               ---  --------  ------   -------  ------------   ---------   --------     -------
Balance at December 31,
 2000......................     --  $   --    12,547   $20,689       $(1,312)      $(636)   $23,394     $42,135
                               ---  --------  ------   -------  ------------   ---------   --------     -------

      See the accompanying notes to these condensed financial statements.

                              QUALSTAR CORPORATION
                NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000
                    (in thousands, except per share amounts)
                                  (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

   The accompanying condensed financial statements are unaudited, except for the balance sheet at June 30, 2000 which is derived from our audited financial statements, and should be read in conjunction with the financial statements and related notes included in Qualstar Corporation's ("Qualstar," "us," "we," or "our") Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on September 28, 2000. In the opinion of management, these unaudited condensed financial statements include all adjustments, consisting primarily of normal recurring items, which are necessary for the fair presentation of Qualstar's financial position as of December 31, 2000, results of operations for the three months and six months ended December 31, 1999 and 2000, and cash flows for the six months ended December 31, 1999 and 2000. Operating results for the three and six-month periods ended December 31, 2000 are not necessarily indicative of results to be expected for a full year.

   All references to the number of shares and per share amounts of the Company's common stock in the accompanying financial statements and these notes have been restated to reflect a 2.7:1 common stock split effected on March 13, 2000.

NOTE 2. EARNINGS PER SHARE

   The following table sets forth the computation of basic and diluted net income per share for the three and six months ended December 31, 1999 and 2000:




                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                            December 31,                   December 31,
                                                         --------------------        -------------------------
                                                            1999      2000             1999           2000
                                                         ---------- ---------        ---------     -----------
Numerator:
   Net income......................................       $1,711      $ 2,298            $3,590       $ 4,611
Denominator:
   Denominator for basic net income per share
     -- weighted average shares....................        6,903       12,331             6,836        12,292
   Conversion of Series A Preferred Stock..........        2,378           --             2,378            --
   Dilutive potential common shares from employee
      stock  options...............................          300          302               352           358
                                                         ---------- ---------        ---------    -----------

   Denominator for diluted net income per share
     - adjusted weighted average shares and
     assumed conversions...........................        9,581       12,633             9,566        12,650
                                                         ========== =========        =========    ===========
Basic net income per share.........................       $ 0.25      $  0.19            $ 0.53       $  0.38
                                                         ========== =========        =========    ===========


Diluted net income per share.......................       $ 0.18      $  0.18            $ 0.38       $  0.36
                                                         ========== =========        =========    ===========

NOTE 3. INVENTORIES

   Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventory is comprised as follows:


                          JUNE 30, 2000  DEC. 31, 2000
                          -------------  -------------

        Raw materials...         $7,624         $7,233
        Finished goods..          1,033          1,481
                                 ------         ------
                                 $8,657         $8,714
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


NOTE 5. CREDIT FACILITY

   Qualstar has an unsecured line of credit with a bank that allows for borrowings of up to $0.8 million at the bank's reference rate (9.5% as of June 30, and December 31, 2000), plus 1.25%. The line of credit agreement was amended to extend the expiration date to November 1, 2001. As of June 30, and December 31, 2000, Qualstar had not borrowed against the line of credit.


NOTE 6. SHAREHOLDERS' EQUITY

In July 2000, Qualstar sold an additional 375,000 shares of common stock resulting in proceeds of $2.3 million, as a result of the underwriters' exercising their over-allotment provision of the underwriting agreement in connection with its initial public offering.

NOTE 7.  RECENT ACCOUNTING PRONOUNCEMENTS

In July 2000, the EITF reached a consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs" ("Issue 00-10"). Specifically, Issue 00-10 addresses in a sale transaction for goods, how the seller should classify amounts billed and incurred for shipping and handling in the income statement, and the composition or types of costs that would be required to be classified as costs of sales. The adoption of this consensus did not impact the Company's financial position or results of operations as the Company has historically recorded all charges for outbound shipping and handling as revenue, consistent with EITF guidance. All outbound shipping and fulfillment costs are classified as costs of sales.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulleting No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under various circumstances. The accounting and disclosures prescribed by SAB 101 will be effective in the fourth quarter of the Company's fiscal year ending June 30, 2001 and retroactive to the beginning of that fiscal year. The Company does not believe the effects of adoption will be material to its financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements inherently are subject to risks and uncertainties, some of which we cannot predict or quantify. Our actual results may differ materially from the results projected in the forward-looking statements. Factors that might cause such a difference, include, but are not limited to, those discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2000 in "ITEM 1 Business," including the section therein entitled "Risk Factors," and in "ITEM 7 Management's Discussion and Analysis of Financial Condition and Results of Operations." You generally can identify forward-looking statements by the use of forward-looking terminology such as "believes," "may," "expects," "intends," "estimates," "anticipates," "plans," "seeks," or "continues," or the negative thereof or variations thereon or similar terminology. We disclaim any obligation to update or revise these forward-looking statements to reflect the occurrence of events or circumstances in the future.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2000 Compared to Three Months Ended December 31, 1999.

   NET REVENUES. We recognize revenues upon shipment of the product to the customer, less estimated returns, for which provision is made at the time of sale. Net revenues for the three months ended December 31, 2000 were $15.5 million, an increase of 39.8% compared to net revenues of $11.1 million for the three months ended December 31, 1999. This increase in revenues was due primarily to increasing demand for our existing tape library models and related media. Offsetting these increases was a decline in sales of 9-track products that reflects the mature nature of the older technology, which has been in continuous production for the last sixteen years. Selling prices of our products remained relatively stable during both periods.

   GROSS PROFIT. Gross profit was $5.7 million or 37.0% of net revenues for the three months ended December 31, 2000, compared to $4.2 million or 38.0% for the three months ended December 31, 1999, representing an increase in gross profit of 36.3%. The decline in gross profit margin as a percentage of net revenues is a result of a fluctuation in product mix due to higher media sales, which generally have lower margins. Offsetting the increase in media sales were higher gross margins that resulted from a shift to larger tape libraries which generally have higher margins, as well as the effects of overall volume increases. We expect our gross margins to remain relatively stable for the remainder of fiscal 2001.

   SELLING AND MARKETING. Selling and marketing expenses consist primarily of employee salaries and benefits, sales commissions, trade show costs, advertising, technical support and travel related expenses. Selling and marketing expenses for the three months ended December 31, 2000 increased 77.1% to $1.2 million, or 7.9% of revenues, compared to $0.7 million, or 6.3% of revenues, for the three months ended December 31, 1999. The increase in selling and marketing expenses was due primarily to the growth in our sales force and associated increases in salaries and benefits, as well as expenses associated with the opening of our European sales office. We expect selling and marketing expenses to normalize and remain stable as a percentage of sales during the second half of fiscal year 2001.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of employee salaries and benefits, deferred compensation related to equity incentives, provisions for doubtful accounts and returns and professional service fees. General and administrative expenses for the three months ended December 31, 2000 increased to $0.8 million, or 5.0% of revenues, compared to $0.4 million or 3.5% of revenues, for the three months ended December 31, 1999. This increase was due to an increase in administrative salaries and benefits and a deferred compensation charge related to the issuance of stock options. We expect general and administrative expenses to remain stable as a percentage of sales in the second half of fiscal year 2001.

   RESEARCH AND DEVELOPMENT. Research and development expenses consist of engineering salaries, benefits, purchased parts and supplies used in development activities. Research and development expenses for the three months ended December 31, 2000 were $0.3 million or 1.9% of revenues, compared to $0.2 million and 2.7% of revenues for the three months ended December 31, 1999. We intend to increase our spending on research and development activities in order to increase the rate of flow of new products to market.

   PROVISION FOR INCOME TAXES. The provision for income taxes was $1.5 million or 39.3% of pre-tax income for the three months ended December 31, 2000, compared to $1.2 million or 41.1% of pre-tax income, for the three months ended December, 1999.

Six Months Ended December 31, 2000 Compared to Six Months Ended December 31,
1999.

   NET REVENUES. Net revenues for the six months ended December 31, 2000 were $29.4 million, an increase of 30.7% compared to net revenues of $22.5 million for the six months ended December 31, 1999. This increase in revenues was due primarily to increasing demand for our existing tape library models and related media. Offsetting these increases was a decline in sales of 9-track products that reflects the mature nature of the older technology, which has been in continuous production for the last sixteen years. Selling prices of our products remained relatively stable during both periods.

   GROSS PROFIT. Gross profit was $10.9 million or 37.1% of net revenues for the six months ended December 31, 2000, compared to $8.5 million or 37.9% of net revenues for the six months ended December 31, 1999, representing an increase in gross profit of 27.2%. The decline in gross profit margin as a percentage of net revenues is a result of a fluctuation in product mix due to higher media sales, which generally have lower margins. Offsetting the increase in media sales were higher gross margins that resulted from a shift to larger tape libraries that generally have higher margins, as well as the effects of overall volume increases. We expect our gross margins to remain relatively stable for the remainder of fiscal 2001.

   SELLING AND MARKETING. Selling and marketing expenses for the six months ended December 31, 2000 increased 57.3% to $2.0 million, or 6.8% of revenues, compared to $1.3 million, or 5.8% of revenues, for the six months ended December 31, 1999. The increase in selling and marketing expenses was due primarily to the growth in our sales force and associated increases in salaries and benefits, as well as expenses associated with the opening of our European sales office.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses for the six months ended December 31, 2000 increased to $1.4 million, or 4.9% of revenues, compared to $0.8 million or 3.5% of revenues, for the six months ended December 31, 1999. This increase was due to an increase in administrative salaries and benefits and a deferred compensation charge related to the issuance of stock options.

   RESEARCH AND DEVELOPMENT. Research and development expenses for the six months ended December 31, 2000 were $0.5 million or 1.7% of revenues, compared to $0.5 million and 2.2% of revenues for the six months ended December 31, 1999. We intend to increase our spending on research and development activities in order to increase the flow of new products to market.

   PROVISION FOR INCOME TAXES. The provision for income taxes was $3.0 million or 39.2% of pre-tax income for the six months ended December 31, 2000, compared to $2.4 million or 40.1% of pre-tax income, for the six months ended December, 1999.

LIQUIDITY AND CAPITAL RESOURCES

   Historically, we have funded our capital requirements with cash flows from operations. Cash flows provided by operating activities were $2.7 million for the first six months of fiscal 2000 and $4.9 million and 2001. In each of these periods, operating cash primarily was provided by net income.

   Cash flows used in investing activities have decreased in the first six months of fiscal year 2001, because we have not made any investments in other entities. We increased equipment purchases and leasehold improvements in preparations for our move to a larger facility in January and February of 2001. We expect to incur additional capital expenditures of approximately $0.4 million for equipment and leasehold improvements related to our move to the larger facility.

   There were no significant cash flows used or provided from financing activities during the first six months of fiscal 2000. Cash flows provided by financing activities were $2.3 million for the first six months of fiscal 2001, and were primarily the result of the sale by us in July, 2000 of 375,000 shares of our common stock at $7.00 per share pursuant to the exercise by the underwriters of our initial public offering of their over-allotment option.

     We have a $0.8 million unsecured line of credit that expires November 1, 2001, all of which was available at December 31, 2000. Borrowings under this line of credit bear interest at the bank's reference rate plus 1.25%. The bank's reference rate, a variable rate, was 9.5% at December 31, 2000.

     On September 20, 2000 we entered into a ten-year lease of a new 57,000 square foot facility. The facility is approximately twice as large as our former facility. We believe the new facility will allow us to improve our manufacturing efficiency and meet our future growth projections. During January of 2001, we moved our production equipment and personnel to the new facility as the first phase of our relocation plan. In February of 2001, we moved our remaining equipment and personnel to the new facility, substantially completing the relocation. Despite the relocation, we were able to keep producing and shipping our products and did not experience significant down time which would negatively impact the business.

     We believe our existing cash and cash equivalents, and anticipated cash flows from operating activities, will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. We may utilize cash to invest in businesses, products or technologies that we believe are strategic. We regularly evaluate other companies and technologies for possible investment by us. In addition, we have made and expect to make investments in companies with whom we have identified potential synergies. However, we have no present commitments or agreements with respect to any material acquisition of other businesses or technologies.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

     We develop products in the United States and sell them worldwide. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Because we transact all sales in U.S. dollars, a strengthening of the U.S. dollar could make our products less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. We have no outstanding debt nor do we utilize derivative financial instruments. Therefore, no quantitative tabular disclosures are required.

                          PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings.

            None

ITEM 2.     Changes in Securities and use of proceeds.

            Use of Proceeds

     Our Registration Statement of Form S-1 (Commission File Number 333-96009) for our initial public offering of common stock became effective on June 22, 2000, covering an aggregate of 2,875,000 share of common stock, including the underwriters' over-allotment option of 375,000 shares. We sold a total of 2,875,000 shares of common stock at a price of $7.00 per share to an underwriting syndicate led by First Security Van Kasper, Needham & Company, Inc. and Wedbush Morgan Securities. The offering commenced on June 23, 2000 and was completed on July 18, 2000. The initial public offering resulted in gross proceeds of $20.1 million, of which $1.4 million was applied toward underwriting discounts and commissions. Other expenses related to the offering totaled $1.1 million. Net proceeds to Qualstar from the initial public offering were $17.6 million. As of December 31, 2000, all of the proceeds from the offering were invested in short-term high-grade interest bearing securities, certificates of deposit or direct or guaranteed obligations of the U.S. government.


ITEM 3.     Defaults Upon Senior Securities.

            None


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The following matters were voted upon at the Annual Meeting of Stockholders of the Company held on December 12, 2000:

1. The following persons were elected as directors to serve a one year term expiring at the Annual Meeting of Stockholders to be held in 2001 or until their successors are elected and qualified:


                                                                    Number of Votes Cast
                                               ------------------------------------------------------------
                           Name                            For                     Authority Withheld
               ----------------------------    -------------------------    -------------------------------

               William J. Gervais                             10,721,083                              5,400

               Richard A. Nelson                              10,721,083                              5,400

               Bruce E. Gladstone                             10,721,083                              5,400

               Robert E. Rich                                 10,721,083                              5,400

               Trude C. Taylor                                10,721,083                              5,400

               Robert T. Webber                               10,721,083                              5,400
                                               =========================    ===============================

ITEM 5.     Other information.

ITEM 6.     (a)  No Reports on Form 8-K were filed during the fiscal quarter ended December 31, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      QUALSTAR CORPORATION


Dated:  February 13, 2001,              /s/  William J. Gervais
                                      ------------------------------------------
                                      William J. Gervais, President
                                      and Chief Executive Officer

Dated:  February 13, 2001               /s/  Matthew Natalizio
                                      ------------------------------------------
                                      Matthew Natalizio, Chief Financial Officer