Form 10-Q
period 2001-03-31
QUALSTAR CORP
filed 2001-05-14
CIK 758938

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                ---------------
                                   FORM 10-Q
                                ---------------

           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

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

                               [X] Yes    [ ] No

The total shares of common stock without par value outstanding at May 14, 2001 is 12,597,376.

                               Table of Contents


--------------------------------------------------------------------------------

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements.........................................    3
 Condensed balance sheets as of June 30, 2000 and March 31, 2001.....    3
 Condensed statements of income for the three months ended
  March 31, 2000 and 2001; for the nine months ended
  March 31, 2000 and 2001............................................    4
 Condensed statements of cash flows for the nine months ended
  March 31, 2000 and 2001............................................    5
 Condensed statement of changes in shareholders' equity for the
  nine months ended March 31, 2001...................................    6
 Notes to interim condensed financial statements.....................    7

ITEM 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations..................................    9

ITEM 3. Qualitative and Quantitative Disclosures About Market Risk...   12

PART II. OTHER INFORMATION

ITEM 2. Changes in Securities........................................   13

ITEM 6. Exhibits and Reports on Form 8-K.............................   13


        Signatures...................................................   14

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              QUALSTAR CORPORATION
                            CONDENSED BALANCE SHEETS
                        JUNE 30, 2000 AND MARCH 31, 2001
                                 (in thousands)


                                                                  JUNE 30,     MARCH 31,
                                                                    2000         2001
                                                                  -------      -------
                                                                             (Unaudited)
                      ASSETS
Current assets:
   Cash and cash equivalents.................................      $18,976      $20,723
   Marketable securities.....................................           --        4,111
   Accounts receivable, net of allowances of $470............        7,276        7,157
   Inventories...............................................        8,657        9,228
   Prepaid expenses and other................................          186           48
   Prepaid income taxes......................................          765          448
   Deferred income taxes.....................................          652          652
                                                                   -------      -------
     Total current assets....................................       36,512       42,367
                                                                   -------      -------
Property and equipment, net..................................          377        1,138
Investment in equity securities..............................        1,050        1,050

Other assets.................................................           45          437
                                                                   -------      -------
                                                                   $37,984      $44,992
                                                                   =======      =======
        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable..........................................      $ 2,341      $   585
   Accrued payroll and related liabilities...................          393          399
   Other accrued liabilities.................................          158          197
                                                                   -------      -------
       Total current liabilities.............................        2,892        1,181
                                                                   -------      -------
Deferred income taxes........................................           60           60

Shareholders' equity:
   Preferred stock, no par value; 5,000 shares authorized;
      no shares issued.......................................           --           --
   Common stock, no par value; 50,000 shares authorized,
     12,164 shares issued and outstanding at June 30, 2000
     and 12,598 shares at March 31, 2001.....................       18,400       20,718
   Deferred compensation.....................................       (1,534)      (1,201)
   Notes from directors......................................         (617)        (505)
   Retained earnings.........................................       18,783       24,739
                                                                   -------      -------
       Total shareholders' equity............................       35,032       43,751
                                                                   -------      -------
                                                                   $37,984      $44,992
                                                                   =======      =======

See the accompanying notes to these condensed financial statements.

                              QUALSTAR CORPORATION
                         CONDENSED STATEMENTS OF INCOME
           THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2000 AND 2001
                    (in thousands, except per share amounts)
                                  (UNAUDITED)

                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                               MARCH 31,                     MARCH 31,
                                       -----------------------        -----------------------
                                         2000            2001           2000            2001
                                       -------         -------        -------         -------
Net revenues.........................  $12,374         $11,106        $34,896         $40,469
Cost of goods sold...................    7,976           7,396         21,956          25,893
                                       -------         -------        -------         -------
   Gross profit......................    4,398           3,710         12,940          14,576
                                       -------         -------        -------         -------
Operating expenses:
   Selling and marketing.............      617             583          1,892           2,589
   General and administrative........      518             987          1,309           2,429
   Research and development..........      259             383            766             871
                                       -------         -------        -------         -------
                                         1,394           1,953          3,967           5,889
                                       -------         -------        -------         -------
Income from operations...............    3,004           1,757          8,973           8,687
Interest income......................       13             317             37             966
                                       -------         -------        -------         -------
Income before provision for
 income taxes........................    3,017           2,074          9,010           9,653
Provision for income taxes...........    1,117             729          3,520           3,697
                                       -------         -------        -------         -------
Net income...........................  $ 1,900         $ 1,345        $ 5,490         $ 5,956
                                       =======         =======        =======         =======

Basic earnings per share.............  $  0.27         $  0.11        $  0.79         $  0.49
                                       =======         =======        =======         =======
Diluted earnings per share...........  $  0.19         $  0.11        $  0.57         $  0.47
                                       =======         =======        =======         =======
Shares used to compute
 earnings per share:

Basic................................    7,109          12,423          6,928          12,236
                                       =======         =======        =======         =======
Diluted..............................    9,745          12,702          9,625          12,667
                                       =======         =======        =======         =======


See the accompanying notes to these condensed financial statements.

                              QUALSTAR CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED MARCH 31, 2000 AND 2001
                                 (in thousands)
                                  (UNAUDITED)

                                                              2000        2001
                                                            -------     -------
OPERATING ACTIVITIES:
   Net income............................................   $ 5,490     $ 5,956
   Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization.....................       179         148
       Deferred compensation.............................       116         333
       Provision for bad debts and returns...............        86          --
       Accrued interest on directors' notes..............        --         (28)
       Changes in assets and liabilities:
         Accounts receivable.............................    (2,469)        119
         Inventories.....................................    (3,011)       (571)
         Prepaid expenses and other assets...............      (470)       (254)
         Accounts payable................................     1,564      (1,756)
         Prepaid income taxes and income taxes payable...      (278)        317
         Accrued liabilities.............................      (115)         45
                                                            -------     -------
Net cash provided by operating activities................     1,092       4,309
                                                            -------     -------
INVESTING ACTIVITIES:
   Purchases of equipment and leasehold improvements.....      (159)       (909)
   Purchase of investments in equity securities..........    (1,050)         --
   Purchases of marketable securities....................        --      (4,111)
                                                            -------     -------
Net cash used in investing activities....................    (1,209)     (5,020)
                                                            -------     -------
FINANCING ACTIVITIES:
   Principal and interest payments on directors' note....        --         140
   Proceeds from issuance of common stock,
       net of offering costs.............................        77       2,318
                                                            -------     -------
Net cash provided by financing activities................        77       2,458
                                                            -------     -------
Net increase(decrease) in cash and cash equivalents......       (40)      1,747

Cash and cash equivalents at beginning of period.........     2,134      18,976
                                                            =======     =======
Cash and cash equivalents at end of period...............   $ 2,094     $20,723
                                                            =======     =======
Supplemental cash flow disclosures:
  Income taxes paid.....................................    $ 3,800     $ 3,380
                                                            =======     =======


See the accompanying notes to these condensed financial statements.

                              QUALSTAR CORPORATION
             CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                        NINE MONTHS ENDED MARCH 31, 2001
                                 (in thousands)
                                  (UNAUDITED)

                                PREFERRED STOCK    COMMON STOCK                          NOTES
                                ---------------  -----------------       DEFERRED        FROM      RETAINED
                                SHARES   AMOUNT  SHARES     AMOUNT     COMPENSATION    DIRECTORS   EARNINGS        TOTAL
                                ------   ------  ------    -------     ------------    ---------   --------      ---------
Balance at July 1, 2000......    --      $  --   12,164    $18,400        $(1,534)       $(617)    $18,783        $35,032
Exercise of stock options....    --         --       59         34             --           --          --             34
Initial public offering,
 issuance of common stock....    --         --      375      2,284             --           --          --          2,284
Amortization of deferred
 compensation................    --         --       --         --            333           --          --            333
Accrued interest on
 directors' notes............    --         --       --         --             --          (28)         --            (28)
Receipt of principal and
 interest payments on
 directors' notes............    --         --       --         --             --          140          --            140
Net income...................    --         --       --         --             --           --       5,956          5,956
                                ---      -----   ------    -------        -------        -----     -------        -------
Balance at March 31, 2001....    --      $  --   12,598    $20,718        $(1,201)       $(505)    $24,739        $43,751
                                ===      =====   ======    =======        =======        =====     =======        =======

See the accompanying notes to these condensed financial statements.

                              QUALSTAR CORPORATION
                NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                    (in thousands, except per share amounts)
                                  (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

   The accompanying condensed financial statements are unaudited, except for the balance sheet at June 30, 2000 which is derived from our audited financial statements, and should be read in conjunction with the financial statements and related notes included in Qualstar Corporation's ("Qualstar," "us," "we," or "our") Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on September 28, 2000. In the opinion of management, these unaudited condensed financial statements include all adjustments, consisting primarily of normal recurring items, which are necessary for the fair presentation of Qualstar's financial position as of March 31, 2001, results of operations for the three months and nine months ended March 31, 2000 and 2001, and cash flows for the nine months ended March 31, 2000 and 2001. Operating results for the three and nine-month period ended March 31, 2001 are not necessarily indicative of results to be expected for a full year.

   All references to the number of shares and per share amounts of the Company's common stock in the accompanying financial statements and these notes have been restated to reflect a 2.7:1 common stock split effected on March 13, 2000.

NOTE 2. EARNINGS PER SHARE

   The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended March 31, 2000 and 2001:

                                                        THREE MONTHS ENDED   NINE MONTHS ENDED
                                                            March 31,             March 31,
                                                        ------------------   -----------------
                                                          2000       2001     2000       2001
                                                        -------    -------   ------     ------
Numerator:
   Net income.......................................    $1,900     $ 1,345   $5,490     $ 5,956
Denominator:
   Denominator for basic net income per share
     -- weighted average shares.....................     7,109      12,423    6,928      12,236
   Conversion of Series A Preferred Stock...........     2,378          --    2,378          --
   Dilutive potential common shares from employee
      stock options.................................       258         279      319         431
                                                        ------     -------   ------     -------

   Denominator for diluted net income per share
     - adjusted weighted average shares and
     assumed conversions............................     9,745      12,702    9,625      12,667
                                                        ======     =======   ======     =======

Basic net income per share..........................    $ 0.27     $  0.11   $ 0.79     $  0.49
                                                        ======     =======   ======     =======

Diluted net income per share........................    $ 0.19     $  0.11   $ 0.57     $  0.47
                                                        ======     =======   ======     =======

NOTE 3. MARKETABLE SECURITIES

   Marketable securities consist primarily of high-quality U.S. corporate securities. These securities are classified in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. All of the Company's marketable securities were classified as available-for-sale at March 31, 2001. The company did not own marketable securities as of June 30, 2000.

   Available-for-sale securities are recorded at market value. Unrealized holding gains and losses, net of the related income tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of shareholders' equity until realized. As of March 31, 2001, there was no significant difference between the cost and fair market value of the marketable securities owned by the Company. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale are included in earnings when the underlying securities are sold and are derived using the specific identification method for determining the cost of securities sold.


NOTE 4. INVENTORIES

   Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventory is comprised as follows:

                                           JUNE 30, 2000   MARCH 31, 2001
                                           -------------   --------------

        Raw materials................          $7,624           $7,688
        Finished goods...............           1,033            1,540
                                               ------           ------
                                               $8,657           $9,228
                                               ======           ======

NOTE 5. INVESTMENT IN EQUITY SECURITIES

   In November 1999, Qualstar purchased a 1% interest in Chaparral Network Storage, Inc. (Chaparral) for an aggregate purchase price of $1,050. This investment is accounted for under the cost method. Chaparral is a designer and manufacturer of RAID controllers and intelligent storage routers for tape library applications.


NOTE 6. CREDIT FACILITY

   Qualstar has an unsecured line of credit with a bank that allows for borrowings of up to $0.8 million at the bank's reference rate (9.5% as of June 30, 2000 and 8.5% as of March 31, 2001), plus 1.25%. The line of credit agreement expires on November 1, 2001. As of June 30, 2000 and March 31, 2001, Qualstar had not borrowed against the line of credit.

NOTE 7. SHAREHOLDERS' EQUITY

In July 2000, Qualstar sold an additional 375,000 shares of common stock resulting in proceeds of $2.3 million, as a result of the underwriters' exercising their over-allotment provision of the underwriting agreement in connection with its initial public offering.

NOTE 8.  RECENT ACCOUNTING PRONOUNCEMENTS

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000.

   NET REVENUES. Revenues are recognized upon shipment of the product to the customer, less estimated returns, for which provision is made at the time of sale. Net revenues for the three months ended March 31, 2001 were $11.1 million, a decrease of 10.3% compared to net revenues of $12.4 million for the three months ended March 31, 2000. This decrease in revenues was due primarily to a slow down in market spending on internet infrastructure, telecommunication and storage back-up solutions. Selling prices of our tape libraries remained relatively stable during both periods, however the selling prices of tape media and drives declined during the third quarter of 2001. The decline in the selling prices of tape drives and media is the result of these items being placed in general distribution by the manufacturer.

   GROSS PROFIT. Gross profit was $3.7 million or 33.3% of net revenues for the three months ended March 31, 2001 compared to $4.4 million or 35.5% for the three months ended March 31, 2000, representing a decrease of 15.6%. The decline in gross profit margin as a percentage of net revenues is primarily the result of lower margins realized on tape media and tape drives. Partially offsetting the decline in margin on tape media and tape drives were increased sales levels of larger tape libraries which generally have higher margins. We expect our gross margins to remain stable as a percentage of sales for the final quarter of fiscal year 2001.

   SELLING AND MARKETING. Selling and marketing expenses consist primarily of employee salaries and benefits, sales commissions, trade show costs, advertising, technical support and travel related expenses. The $0.6 million in selling and marketing expenses for the three months ended March 31, 2001 were consistent with the three months ended March 31, 2000. Selling and marketing expenses as a percentage of net sales was 5.3% for the three months ended March 31, 2001 as compared to 5.0% for the three months ended March 31, 2000. The increase in selling and marketing expenses as a percentage of sales was due to lower than anticipated sales in light of stable selling and marketing expenses. We anticipate selling and marketing expenses to remain stable as a percentage of sales for the remainder of fiscal year 2001.

   GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of employee salaries and benefits, deferred compensation related to equity incentives, provisions for doubtful accounts and returns and professional service fees. General and administrative expenses for the three months ended March 31, 2001 increased to $1.0 million, or 9.0% of revenues, as compared to $0.5 million or 4.2% of revenues, for the three months ended March 31, 2000. This increase was primarily due to a general increase in administrative expenses associated with being a public company, and one-time expenses of $230,000 associated with the relocation to our new facility. We expect general and administrative expenses to decrease as a percentage of sales in the final quarter of fiscal year 2001.

   RESEARCH AND DEVELOPMENT. Research and development expenses consist of engineering salaries, benefits, purchased parts and supplies used in development activities. Research and development expenses for the three months ended March 31, 2001 were $0.4 million or 3.6% of revenues as compared to $0.3 million and 2.1% of revenues for the three months ended March 31, 2000. We intend to increase our spending on research and development activities in order to increase the rate of flow of new products to market.

   PROVISION FOR INCOME TAXES. The provision for income taxes was $0.7 million or 35.2% of pre-tax income, for the three months ended March 31, 2001, compared to $1.1 million, or 37.0% of pre-tax income, for the three months ended March, 2000.

Nine Months Ended March 31, 2001 Compared to Nine Months Ended March 31, 2000.

   NET REVENUES. Net revenues for the nine months ended March 31, 2001 were $40.5 million, an increase of 16.0% compared to net revenues of $34.9 million for the nine months ended March 31, 2000. This increase in revenues was due primarily to increasing demand for our existing tape library models and related media. Offsetting these increases was a decline in sales of 9-track products that reflects the mature nature of the older technology, which has been in continuous production for the last sixteen years. Selling prices of our tape libraries remained relatively stable during both periods, however prices of tape media and drives declined during the third quarter of 2001. The decline in selling prices of tape drives and tape media is the result of these items being placed in general distribution by the manufacturer.

   GROSS PROFIT. Gross profit was $14.6 million or 36.0% of net revenues for the nine months ended March 31, 2001 compared to $12.9 million or 37.1% of net revenues for the nine months ended March 31, 2000, representing an increase in gross profit of 12.6%. The decline in gross profit margin as a percentage of net revenues is a result of a fluctuation in product mix due to higher media sales, which generally have lower margins. Offsetting the increase in media sales were higher gross margins that resulted from a shift to larger tape libraries that generally have higher margins, as well as the effects of overall volume increases. In the fourth quarter of fiscal year 2001, we expect our gross margins to be comparable to those of the third quarter of fiscal year 2001.

   SELLING AND MARKETING. Selling and marketing expenses for the nine months ended March 31, 2001 increased 36.8% to $2.6 million, or 6.4% of revenues, as compared to $1.9 million, or 5.4% of revenues, for the nine months ended March 31, 2000. The increase in selling and marketing expenses was due primarily to the growth in our sales force and associated increases in salaries and benefits, as well as expenses associated with the opening of our European sales office.

   GENERAL AND ADMINISTRATIVE. General and administrative expenses for the nine months ended March 31, 2001 increased to $2.4 million, or 60.% of revenues, as compared to $1.3 million or 3.8% of revenues, for the nine months ended March 31, 2000. This increase was due to an increase in administrative salaries and benefits, deferred compensation charges related to the issuance of stock options, and one-time expenses of $230,000 associated with the move to our new facility.

   RESEARCH AND DEVELOPMENT. Research and development expenses for the nine months ended March 31, 2001 were $0.9 million or 2.2% of revenues as compared to $0.8 million and 2.2% of revenues for the nine months ended March 31, 2000. We intend to increase our spending on research and development activities in order to increase the flow of new products to market.

   PROVISION FOR INCOME TAXES. The provision for income taxes was $3.7 million or 38.3% of pre-tax income, for the nine months ended March 31, 2001, compared to $3.5 million, or 39.1% of pre-tax income, for the nine months ended March, 2000.

LIQUIDITY AND CAPITAL RESOURCES

   Historically, we have funded our capital requirements with cash flows from operations. Cash flows provided by operating activities were $4.3 million and $1.1 million for the first nine months of fiscal 2001 and 2000, respectively. In each of these periods, operating cash was primarily provided by net income.

   Cash flows used in investing activities have increased in the first nine months of fiscal year 2001. This was due to significant purchases of marketable securities in the third quarter of fiscal year 2001. No such purchases were made during the nine months ended March 31, 2000. In addition, we had a substantial increase in purchases of new equipment and leasehold improvements associated with our move to a larger facility in January and February of 2001. Overall, we are complete with our move to the new facility and do not anticipate any additional significant purchases of equipment or leasehold improvements for the remainder of fiscal 2001.

   There were no significant cash flows used or provided from financing activities during the first nine months of fiscal 2000. Cash flows provided by financing activities during the first nine months of fiscal 2001 were $2.5 million , and were primarily the result of the sale by us in July, 2001 of 375,000 shares of our common stock at $7.00 per share pursuant to the exercise by the underwriters of our initial public offering of their over-allotment option.

   We have a $0.8 million unsecured line of credit that expires November 1, 2001, all of which was available at March 31, 2001. Borrowings under this line of credit bear interest at the bank's reference rate plus 1.25%. The bank's reference rate, a variable rate, was 8.5% at March 31, 2001.

     On September 20, 2000 we entered into a ten-year lease of a new 57,000 square foot facility. The facility is approximately twice as large as our prior facility. We believe the new facility will allow us to improve our manufacturing efficiency and meet our future growth projections. During January of 2001, we moved our production equipment and personnel to the new facility as the first phase of our relocation plan. In February of 2001, the remaining equipment and personnel were moved to the new facility, completing the relocation plan. Despite the relocation we were able to keep producing and shipping our products and did not experience significant down time which would negatively impact the business.

     We believe our existing cash and cash equivalents, and anticipated cash flows from operating activities, will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. We may utilize cash to invest in businesses, products or technologies we believe are strategic. We regularly evaluate other companies and technologies for possible investment by us. In addition, we have made and expect to make investments in companies with whom we have identified potential synergies. However, we have no present commitments or agreements with respect to any material acquisition of other businesses or technologies.


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

     We develop products in the United States and sell them worldwide. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since all sales are currently made in U.S. dollars, a strengthening of the U.S. dollar could make our products less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. We have no outstanding debt nor do we utilize derivative financial instruments. Therefore, no quantitative tabular disclosures are required.

                          PART II - OTHER INFORMATION

ITEM 1.        Legal Proceedings.

               None

ITEM 2.        Changes in Securities and use of proceeds.

               Use of Proceeds

          Our Registration Statement of Form S-1 (Commission File Number 333-96009) for our initial public offering of common stock became effective on June 22, 2000, covering an aggregate of 2,875,000 share of common stock, including the underwriters' over-allotment option of 375,000 shares. We sold a total of 2,875,000 shares of common stock at a price of $7.00 per share to an underwriting syndicate led by Wells Fargo First Security Van Kasper, Needham & Company, Inc. and Wedbush Morgan Securities. The offering commenced on June 23, 2000 and was completed on July 18, 2000. The initial public offering resulted in gross proceeds of $20.1 million, of which $1.4 million was applied toward underwriting discounts and commissions. Other expenses related to the offering totaled $1.1 million. Net proceeds to Qualstar from the initial public offering were $17.6 million. As of March 31, 2001, all of the proceeds from the offering were invested in short and intermediate-term high-grade interest bearing securities, certificates of deposit or direct or guaranteed obligations of the U.S. government.


ITEM 3.        Defaults Upon Senior Securities.

               None

ITEM 4.        Submission of Matters to a Vote of Security Holders.

               None

ITEM 5.        Other information.

               None

ITEM 6.        Exhibits and Reports on Form 8-K.

               (b) No Reports on Form 8-K were filed during the fiscal quarter ended March 31, 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      QUALSTAR CORPORATION


Dated:  May 14, 2001                  /s/  William J. Gervais
                                      ------------------------------------------
                                      William J. Gervais, Chairman
                                      and Chief Executive Officer

Dated:  May 14, 2001                 /s/ Matthew Natalizio
                                      ------------------------------------------
                                      Matthew Natalizio, Chief Financial Officer