Form 10-K405
period 2001-06-30
QUALSTAR CORP
filed 2001-09-28
CIK 758938

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                _______________

                                   FORM 10-K
                                _______________

          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended June 30, 2001

          [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______

                       Commission file number 000-30083

                                _______________
                             QUALSTAR CORPORATION


     Incorporated under the laws                (I.R.S. Employer Identification
      of the State of California                        No.) 95-3927330

                           3990-B Heritage Oak Court
                             Simi Valley, CA 93063

                                (805) 583-7744
                                ---------------
          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                                 Common Stock
                               _________________
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of September 26, 2001, the aggregate market value of the common equity held by non-affiliates of the registrant was approximately $35,464,584.

     The total shares of common stock without par value outstanding at September 26, 2001 is 12,600,751.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Form 10-K is incorporated by reference from the registrant's definitive proxy statement for its annual meeting of shareholders, which will be filed with the Commission on or before October 29, 2001.

                          FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements inherently are subject to risks and uncertainties, some of which we cannot predict or quantify. Our actual results may differ materially from the results projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "ITEM 1--Business," including the section therein entitled "Risk Factors," and in "ITEM 7--Management's Discussion and Analysis of Financial Condition and Results of Operations." You generally can identify forward-looking statements by the use of forward-looking terminology such as "believes," "may," "will," "expects," "intends," "estimates," "anticipates," "plans," "seeks," or "continues," or the negative thereof or variations thereon or similar terminology.

                                    PART I

Item 1. Business

Introduction

     We design, develop, manufacture and sell automated magnetic tape libraries used to store, retrieve and manage electronic data primarily in network computing environments. Tape libraries consist of cartridge tape drives, storage arrays of tape cartridges and robotics to move the tape cartridges from their storage locations to the tape drives under software control. Our tape libraries provide storage solutions for organizations requiring backup, recovery and archival storage of critical electronic information. Our tape libraries also can provide near-online storage as an alternative to disk drives. Our products are compatible with commonly used network operating systems, including UNIX, Windows NT, NetWare and Linux. Our tape libraries also are compatible with a wide range of storage management software packages, such as those supplied by Computer Associates, Legato, Tivioli and Veritas. We offer tape libraries for multiple tape drive technologies, including those using Advanced Intelligent Tape, DLT, quarter-inch cartridge, and LTO tape drives and media.

     We sell our tape libraries worldwide, primarily to value added resellers and original equipment manufacturers. These customers integrate our products with software from third party vendors to provide storage solutions, which they in turn resell to end users. We custom configure each of our libraries based on each customer's individual requirements, with a normal delivery time of one to three working days. This rapid fulfillment of customer orders allows our resellers to minimize their inventory levels and allows us to compete effectively with the industrial distribution channels used by our competitors.

     Our six senior operations executives have worked in the computer and data storage industries for an average of more than 30 years each. Based on this experience, we have the ability to bring new products to market in response to changing market conditions and new opportunities as they arise.

     Qualstar was incorporated in California in 1984 to develop and manufacture IBM compatible 9-track reel-to-reel tape drives for the personal computer and workstation marketplace. In 1995, we entered the tape automation market with a series of tape libraries incorporating 8mm tape drives. Since that time, we have introduced a succession of tape library models designed to work with other tape drive technologies and tape media formats. Automated tape libraries and related products, such as tape drives and tape media, represented approximately 85.5% of revenues in fiscal 2000, and approximately 89.3% of revenues for fiscal 2001. Sales of 9-track tape drives, services and other products accounted for the balance of our revenues.


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

     . Decrease in the costs of storing data. The costs of data storage have decreased with advances in technology and improved manufacturing processes. We expect these costs to continue to decrease. Decreases in costs not only encourage the storage of more data, but also make it more cost effective to add storage capacity rather than to remove old data, contributing to greater storage demand for data which in the past may have been purged periodically.

     Advances in Storage Management Technologies

     The growth in data and need for storage is contributing to an evolution in traditional storage solutions. New open standard technologies are designed to provide high-speed connectivity for data-intensive applications across multiple operating systems, including UNIX, Windows NT, NetWare and Linux. These new methods of storage and data management technologies include the following:

     . Fibre Channel. Fibre Channel is an interface technology based on industry standards for the connection of storage devices to networks. Interface is the term used to describe the electronics, cabling and software used to facilitate communications between devices. With Fibre Channel, users are better able to share stored information with other storage devices and servers over longer distances, with data transfer speeds significantly faster than the most common interface technology in use today, thereby increasing the importance of storage area networks.

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

     . Advanced storage management software. The development of advanced storage management software has led to the use of tape as a lower-cost alternative to disk drives for on-line storage. This software automatically migrates infrequently accessed data to the lower cost storage medium such as a tape library. A user's request for this data at some later date will recall the data automatically from the tape library and put it back on the disk file for user access. This sometimes is referred to as near-online storage. This process reduces the overall storage cost by using the least expensive storage medium to save data that is not expected to be needed on a frequent basis. Advances in storage management software have increased the ability of businesses to store, manage and retrieve important data, which in turn allows businesses to operate more efficiently.

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

   Types of Data Storage

     Current non-volatile storage solutions are based primarily on three technologies: magnetic disk, optical disk and magnetic tape. Each of these solutions represents a compromise among a variety of competing factors including capacity, cost, speed, portability and data reliability. Magnetic tapes are removable, which allows them to be transported easily to an off-site location for security or protection from natural disasters. Magnetic and optical disks provide quicker access to stored data and generally are used when speed is important. Less frequently used data often is migrated from magnetic or optical disks to tape storage. Tape libraries provide a near-online solution, where less frequently used data files are stored on tapes instead of on disks.

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

     Tape drives and tape media are two key components of tape libraries. The costs of tape drives and tape media have declined with advances in technology, and we expect this trend to continue. As prices decline, new applications for automated storage become justified, further increasing the number of applications that can benefit from the use of tape libraries. We believe that continued technological improvements in tape drives and tape media will further reduce overall storage costs in the future.

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

     . Digital video. Digital recording of camera images for surveillance and security purposes is beginning to replace traditional analog VHS recording in mid-size to large installations such as airports, retail stores, government facilities and gaming operations. This is a growing and increasingly important market opportunity because tape libraries eliminate the need for operators to load, unload, store and retrieve the vast number of tapes created in these facilities. Library based systems index, store and play back the video images on demand, thereby reducing the recall time and cost of operation significantly when compared to VHS recording and playback devices. Digital recording technology provides enhanced resolution and accommodates the recording of transactional data such as cash register transaction data and credit card data alongside the video image, which is not possible with VHS recording technology.

     . Image management. Storage-intensive applications such as satellite mapping and medical image management systems are turning to tape libraries because of the cost advantage over traditional storage methods. X-ray images or MRI results, for instance, must frequently be kept on file for years. Tape library storage of a digitized image costs considerably less than storing a film copy, and can be recalled years later with considerably less effort. Additionally, there is a trend to require that these records be kept available for longer periods of time.

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

     Our tape libraries are compatible with over 30 third-party storage management software packages, such as those supplied by Computer Associates, Legato, Tivoli and Veritas. Storage management software enables network administrators to allocate the use of storage technologies among user groups or tasks, to manage data from a central location, and to retrieve, transfer and backup data between multiple workstations. We believe that storage management software is a crucial component of any automated storage installation, and the lack of compatibility is a significant barrier to entry for new tape library competitors. To ensure compatibility, our engineers work closely with the application software vendors during product development cycles. We do not have contracts with any application software vendors, nor do we need access to their software code to design our products. We maintain relationships with them by supplying evaluation tape libraries so they can qualify their software to work with our tape libraries and by evaluating their software for compatibility with our tape libraries. We also support our relationships with them by keeping them informed as to current and contemplated changes to our products and by referring business to them when value added resellers or end users inquire about software sources.

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

Strategy

     Our goals are to enhance our position as a supplier of automated tape libraries and to increase our market share in each of the tape formats in which we compete. To achieve these goals, we intend to:

     . Offer libraries for multiple tape drive technologies. We offer tape libraries for a range of tape drive technologies, including Advanced Intelligent Tape, DLT, quarter inch cartridge and Linear Tape Open, or LTO, Ultrium tape media format. By offering products based on multiple tape drive technologies, we reduce our dependence on the success of any single technology and can offer products that target the specific preferences of resellers and their end-user customers.

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


Products

   Tape Libraries

We offer a number of tape library families, each capable of incorporating one or more tape drive technologies, as summarized in the following table:

-------------------------------------------------------------------------------------------------------
                    Models in                                                                    Maximum
                     Product                                                Range of Tape      Capacity in
  Product Family      Family    Type         Tape Drive Technology            Cartridges       Terabytes(1)
------------------------------------------------------------------------------------------------------------
 TDS-1000(2)            3       QIC      Tandberg SLR50, SLR100                11 to 44            2.2
------------------------------------------------------------------------------------------------------------
 TLS-4000              12       8MM      Sony AIT, AIT2                       12 to 600           30.0
                                        --------------------------------------------------------------------
                                         Erix VXA-1                           12 to 360           11.8
                                        --------------------------------------------------------------------
                                         Exabyte Mammoth                      12 to 126            2.5
------------------------------------------------------------------------------------------------------------
 TLS-6000               7       DLT      Quantum DLT-4000, 7000, 8000         10 to 240            9.6
                                        --------------------------------------------------------------------
                                         Quantum SDLT                         10 to 240           26.4
------------------------------------------------------------------------------------------------------------
                                         Benchmark DLT-1                      10 to 240            9.6
------------------------------------------------------------------------------------------------------------
 TLS-8000               7       LTO      Ultrium                              11 to 264           26.4
------------------------------------------------------------------------------------------------------------


(1) A Terabyte is one million megabytes, or one thousand gigabytes. The table shows native capacity and excludes gains from data compression, which can increase capacity by more than 100%.
(2) This is an original equipment manufacturer product and is not sold under the Qualstar brand name.

     Each tape library product family includes a number of models that differ in size, storage capacity, price and features. Our libraries are installed in network computing environments ranging from small departmental networks to enterprise-wide networks supporting hundreds of users. We believe that selling products for multiple tape drive technologies insulates us somewhat from the dynamics of the marketplace as various tape standards compete for market share. This helps our products appeal to the broadest possible range of end-user market segments. This wide range of products makes us a one-stop supplier for our value added reseller and original equipment manufacturer customers, enabling them to meet most end-user requirements for a specific tape format. Our wide range of products for competing tape drive technologies also helps to insulate us from the occasional supply shortages from tape drive or tape media manufacturers.

     Tape libraries generally contain two or more tape drives and from seven to thousands of tapes. We concentrate our product offerings in the middle segment range of 10 to 600 tapes. We design our tape libraries for continuous, unattended operation. Multiple tape drives allow simultaneous access to different data files by different users on the network, and increase the rate at which data can move on to, out of, or within the network. A library with multiple tape drives can back up data using all drives simultaneously, significantly speeding up the recording process. Within the library, tape cartridges typically are stored in removable magazines, allowing for bulk removal of the tapes. Most of our libraries also offer key features such as barcode readers to scan cartridge labels, and an input/output port for importing and exporting individual tapes under system control. Many of our library models are expandable after installation by increasing the number of tape storage positions. This feature provides the end user with the ability to increase data capacity as storage needs grow.

     We offer automated tape libraries with different data storage capacities and data transfer rates. We continue to develop and release new libraries to expand our product offerings to meet the changing demands of the marketplace. In addition, we continue to develop enhancements and improvements for our existing products in order to maintain our competitive position in the marketplace.

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

     . Fibre Channel connectivity. We offer a Fibre Channel option on most of our models to meet the needs of storage area networks and other high performance applications.

     . Partitioning options. Partitioning is the segmentation of a single library into multiple units to make several servers operate as though each has exclusive use of a dedicated library. We offer a wide selection of partitioning options for our tape libraries. Partitioning often saves the customer the cost of purchasing multiple small libraries when one larger unit is sufficient.

     . Closed-loop servo control. Our tape libraries use digital closed-loop servo control for robotic motion to provide precise tape handling. By combining this with an all lead-screw construction, tape motion is smooth, repeatable and highly reliable.

     . Brushless motors. We use only brushless electric motors in our tape libraries. Motors are a key component in any robotic system. Brushless motors provide longer life and less electrical noise compared to conventional brush-type motors. We build many of our own motors in order to obtain optimum performance, reliability and efficiency.

     . Filtered, positive-pressure air systems. Our libraries use a filtered, positive-pressure air system to reduce dust substantially and maintain a high level of media integrity. Because the smallest dust particles are capable of causing data errors, maintaining a clean internal environment extends the life and reliability of our libraries.

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

     We believe that by selling directly to value added resellers, we have an advantage over competitors who force resellers to purchase through distributors and who sometimes sell directly to end users, thereby competing with their own resellers. Some of the advantages of our strategy include the following:

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

     We have relationships with over 130 value added resellers, and approximately 30 independent storage management software vendors. Our sales are made on an individual purchase order basis.

     Although we sell our tape libraries primarily to value added resellers, we believe that original equipment manufacturers are important to our business. We strive to work with original equipment manufacturers early in the product development cycle so that we can obtain valuable product development feedback. The sales cycle for original equipment manufacturers generally encompasses six months to one year and involves extensive product and system qualification testing, evaluation, integration and verification. Most of our sales of automated tape libraries to original equipment manufacturers are in the surveillance industry, primarily to Loronix Information Systems, a division of Comverse Technology Inc. Original equipment manufacturers account for the majority of sales of our 9-track tape drives. Original equipment manufacturers typically assume responsibility for product sales, service and support.

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

     Our sales are spread across a broad customer base, with our largest customer, Loronix Information Systems, a division of Comverse Technology Inc., accounting for 21.7% of revenues in fiscal 2000, and 15.4% of revenues in the year ended June 30, 2001. Stornet, Inc., our largest value added reseller, accounted for 11.5% of our revenues during fiscal 2000 and 13.8% during the year ended June 30, 2001.

     Our international sales are directed from our Corporate offices in Simi Valley, California. European and Near and Middle East sales are coordinated through our European sales office in Frankfurt, Germany. All of our international sales are denominated in U.S. dollars. Sales to customers located outside the United States were $7.1 million, or 24.0% of revenues in fiscal 1999, $12.6 million, or 25.8% of revenues in fiscal 2000, and $14.5 million, or 28.2% of revenues for the year ended June 30, 2001.

   Marketing

     We support our sales efforts with a broad array of marketing programs designed to generate brand awarenes, attract and retain qualified value added resellers and inform end users about the advantages of our products. We provide our resellers with a full range of marketing materials, including product specifications, sales literature, software connectivity information and product application notes. We train our resellers how to sell our products and how to answer customers' questions. We advertise in key network systems publications such as SYS Admin, Infostor, Server/Workstation Expert, Integrated Solutions and others, and participate in trade shows. We display our products under the Qualstar brand name at the fall COMDEX trade show, and participate in other trade shows in partnership with our principal suppliers and resellers. We support our marketing and customer service with a website that features comprehensive marketing and product information.

     Another element of our marketing plan is our lead registration program. This program awards value added resellers that uncover sales opportunities and promote our products to the end user. In exchange for this effort, the reseller is rewarded with a higher profit margin on that particular sale. The lead registration program gives our reseller partners an advantage over their competitors who purchase from distribution channels.

     Our direct sales force conducts seminars targeting end users, often with a sales representative from one of the storage management software vendors. In addition, we conduct sales and technical training classes for our resellers. We also conduct various promotional activities for resellers and end users, including product-specific rebates.

Customer Service and Support

     We believe that strong customer service and support is an essential aspect of our business. Our customer service and support efforts consist of the following components:

     . Technical support. Our technical support personnel are available Monday through Friday during normal business hours. Technical support personnel are available to all customers at no charge by telephone, facsimile and e-mail to answer questions and solve problems relating to our products. Our technical support personnel are trained in all aspects of our products. Our support staff is located at our headquarters in Simi Valley, California. We sell service contracts for on-site service of our tape libraries installed within the United States, which are fulfilled by IBM and Anacomp.

     . Sales engineering. Our engineers provide both pre-and post-sales support to our resellers. Systems engineers typically become involved in more complex problem-solving situations involving interactions between our products, third-party software, network server hardware and the network operating systems. Systems engineers work with resellers and end users over the telephone and, in certain situations, visit the customer's site.

     . Training. We offer a product maintenance training program for end users, value added reseller and original equipment manufacturer maintenance personnel. We conduct our training classes at our headquarters, as well as on-site at the locations of our value added resellers or original equipment manufacturers. We also provide videotape of the training classes when it is more practical.

     . Warranty. The standard warranty period on our tape libraries is three years.

         During the first year we offer immediate replacement of defective products at no charge, subject to availability and credit approval of the purchaser. The purchaser is responsible for returning the defective product to us in a timely manner without damage. After the first year, the customer must first ship the tape library to our factory, where we will service the product during the warranty period at no charge. We offer out-of-warranty factory service at a flat fee plus applicable taxes, duties and transportation costs. On library tape drives, we pass the manufacturer-provided warranty on to our reseller. Our 9-track tape drives are warranted for a period of one year. On-site service for library products is available within the United States and most foreign countries for an extra charge. We contract with outside service providers to supply on-site service.

     Revenues from the sale of on-site service contracts and out-of-warranty repair have not been significant.

Manufacturing and Suppliers

     We manufacture all of our products at our facility in Simi Valley, California. We currently operate four assembly lines during one daily eight-hour shift. As needs require, we have the ability to add a second or third shift to increase our manufacturing capacity.

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

     The manufacturing cycle to bring the tape libraries to a semi-finished state is approximately five working days. We believe that this capability represents an effective way to control our inventory levels while maintaining the ability to fill specific customer orders in short lead times. We coordinate inventory planning and management with suppliers and customers to match our production to market demand. Once we confirm a product order, we generally ship the product to the customer within one to three working days. We believe this response time is among the fastest in the industry, and gives us a competitive edge. Because we fill the majority of our orders as they are received, our backlog generally is small and is not indicative of future sales.

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

Competition

     The market for automated tape libraries is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. Because we offer a broad range of libraries for different tape drive technologies, we tend to have a large number of competitors that differ depending on the particular format and performance level. In addition, because of growth in our marketplace, we anticipate increased competition from other sources, ranging from emerging to established companies, including large original equipment manufacturers, to foreign competition. We compete in a segment of the overall tape library market that focuses on small to mid-range network computing environments. Our principal competitors in this market segment include StorageTek, Quantum/ATL Products, Advanced Digital Information Corporation, Exabyte, Overland Data, and Spectra Logic. Based on revenues, we believe Advanced Digital Information Corporation has a dominant share of this market segment, followed by Exabyte and Overland Data.

     Many of our competitors have substantially greater financial and other resources, better name recognition, larger research and development staffs, and more experience and capabilities in manufacturing, marketing and distributing products than we do. Our competitors may develop new technologies and products that are more effective than our products. We are not ISO-9000 certified, unlike some of our competitors, which may limit some customers' ability to purchase our products. However, we do not believe that our current determination not to seek ISO-9000 certification has not affected our sales to date.

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

Research and Development

     Our research and development team consists of 15 people who have data storage and related industry experience. This team has developed 29 separate tape library models for five different tape formats over the last six years. Our research and development efforts rely on the integration of multiple engineering disciplines to generate products that meet market needs in a competitive and timely fashion.

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

     Our research and development expenses were $925,000 in fiscal 1999, $1.0 million in fiscal 2000, and $1.3 million in fiscal 2001. We anticipate increasing our spending on research and development in the future, to increase the flow of new products to market.

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

Employees

     As of September 26, 2001, we had 106 full-time employees, including 48 in manufacturing, 15 in research and development, 8 in customer service, 18 in sales and marketing, and 17 in finance and administration. We also employ a small number of temporary employees and consultants as needed. We are not a party to any collective bargaining agreement or other similar agreement. We believe that we have a good relationship with our employees.

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

     Automated tape libraries and related products, such as tape drives and tape media, represented approximately 85.5% of our revenues in fiscal 2000 and approximately 89.3% of our revenues for the fiscal year ended June 30, 2001. We depend on a limited number of third-party manufacturers to supply us with the tape drives and tape media that we incorporate into our automated tape libraries. In some cases, these manufacturers are sole-source providers of these components. One manufacturer, Quantum Corporation, also competes with us by selling its own tape libraries. There can be no assurance that other tape drive manufacturers will not also begin to manufacture libraries.

     Historically, some of these suppliers have been unable to meet demand for their products and have allocated their limited supply among customers. If suppliers limit our supply of tape drives or tape media, we may be forced to delay or cancel shipments of our tape libraries. The major supplier risks we face include the following:

     . Sony Electronics, Inc. is our sole-source supplier of 8 millimeter Advanced Intelligent Tape tape drives and media. Sony has allocated these tape drives and tape media in the past, and may allocate them again in the future. In the fiscal year ended June 30, 2000 we derived $40.0 million, or 81.0%, of our revenues, and in fiscal 2001 we derived $39.8 million, or 77.1%, of our revenues, from the sale of tape libraries, tape drives, and tape media based on Sony Advanced Intelligent Tape technology. If Sony reduces its sales to us or raises its prices, we could lose revenues and our margins could decline.

     . Quantum is our primary supplier of DLT tape drives and competes with us as a manufacturer of automated tape libraries. In the past, Quantum has allocated quantities of tape drives among its customers. It is possible that Quantum will allocate again, and as a result, may be unable to meet our future DLT and tape drive requirements.

     . The Linear Tape Open standard is a relatively new tape standard that has been developed by an industry consortium that is intended to compete with 8mm and other half-inch tape drives and media. Manufacturers of tape drives and tape media for new tape formats historically have been unable to meet initial demand and may allocate their supply. This risk is heightened as the LTO consortium is made up of IBM, Hewlett Packard, and Seagate. IBM and Hewlett Packard both manufacture and sell automated tape libraries that utilize LTO tape drives and compete with our products. Therefore, even if we receive adequate allocation, it may be at a price that renders our products uncompetitive.

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

     We derive all of our revenues from products that incorporate some form of tape technology. We expect to derive all of our revenues from these products for the foreseeable future. As a result, we will continue to be subject to the risk of a decrease in revenues if demand for these products declines or if rising prices make it more difficult to obtain them. If storage products incorporating technologies other than tape gain comparable or superior market acceptance, our business could be harmed.

Two customers account for a significant portion of our sales and they have no minimum or long-term purchase commitments. Our revenues and earnings may decrease if we lose business from these customers.

     Loronix Information Systems, a division of Comverse Technology Inc., our largest customer, accounted for 21.7% of our revenues during fiscal 2000 and 15.4% of revenues during the year ended June 30, 2001. Stornet, Inc., our largest value added reseller, accounted for 11.5% of our revenues during fiscal 2000 and 13.8% during the year ended June 30, 2001. We cannot assure you that these customers will continue to purchase our products in the quantities they have purchased in the past, or at all. Our revenues and earnings may decrease if any of the following factors were to occur relating to either of these customers:

     . the loss of the customer due to competition from other vendors or consolidation;

     . substantial cancellations of orders by the customer, or the receipt of orders significantly below historical or anticipated amounts; or

     . any financial difficulties of the customer that results in its inability to pay amounts owed to us.

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

     .    timing and levels of our operating expenses; and

     .    availability of tape media.

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

We are a small company that is growing rapidly. Rapid growth may strain the capabilities of our managers, operations and facilities, and consequently, could harm our business.

     From July 1, 1996 through June 30, 2001, our revenues have grown at a compound annual growth rate of 36.3%. This growth has resulted in, and may possibly create in the future, additional capacity requirements, new and increased responsibilities for management personnel, and added pressures on our operating and financial systems. For example, the disclosure and reporting obligations of being a public company has increased the burden on our limited financial staff and financial systems. Our facilities, personnel and operating and financial systems may be unable to manage and sustain our current or future growth, and additional growth may detract from our ability to respond to new opportunities and challenges quickly. Our ability to manage any future growth effectively will also depend on our ability to hire and retain qualified management, financial, sales and technical personnel. If we are unable to manage growth effectively or hire and retain qualified personnel, our business could be harmed. In addition, to the extent expected revenue growth does not materialize, increases in our selling and administrative costs that are based on anticipated revenue growth could harm our operating results.

If we fail to develop and introduce new tape libraries on a timely and cost-effective basis, or if our products do not contain the features required by the marketplace, we will eventually lose market share and sales to more innovative competitors.

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

     Although we currently offer a Fibre Channel interface option for our tape libraries, we have not yet developed products based on network attached storage technology. The introduction of new products utilizing network attached storage or other new or alternative technologies or the emergence of new industry standards could render our existing products obsolete.

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

     . the desire by original equipment manufacturer customers to evaluate new products for long periods of time before making a purchase decision;

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

We sell a significant portion of our products to customers located outside the United States. Currency fluctuations and increased costs associated with international sales could make our products unaffordable in foreign markets, which would reduce our revenue or profitability.

     Sales to customers located outside the United States accounted for approximately 24.0% of our revenues in fiscal 1999, 25.8% in fiscal 2000, and 28.2% in the fiscal year ended June 30, 2001. We believe that international sales will continue to represent a significant portion of our revenues. Our foreign sales subject us to a number of risks, including:

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

     Our executive officers and directors own beneficially, in the aggregate, approximately 48.2% of our outstanding common stock. As a result, these shareholders will be able to exercise significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us. The interests of our officers and directors, when acting in their capacity as shareholders, may lead them to:

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

Item 2. Properties

     All of our operations are housed in a single building containing approximately 57,000 square feet located in Simi Valley, California. Our lease on this facility expires in February 2011, with an early termination option becoming available in February of 2007. Rent on this facility is $39,000 per month, with step-ups ranging from $2,400 to $2,800 per month every two years.

Item 3. Legal Proceedings

     We may be involved in legal proceedings from time to time in the ordinary course of business. However, there are currently no material legal proceedings pending or, to our knowledge, threatened against us.

Item 4. Submision of Matters to a Vote of Shareholders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2001.

                                  MANAGEMENT
Executive Officers

     Officers are elected by and serve at the discretion of the board of directors. The executive officers of Qualstar as of September 26, 2001 are:

Name                     Age  Position
----                     ---  --------
William J. Gervais......  58   Chief Executive Officer, President and Director

Richard A. Nelson.......  58   Vice President of Engineering, Secretary and Director

Matthew Natalizio.......  46   Vice President and Chief Financial Officer

Daniel O. Thorlakson....  58   Vice President of Operations

Robert K. Covey.........  53   Vice President of Marketing

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

                                    PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

     Qualstar commenced its initial public offering of common stock on June 23, 2000. Qualstar's common stock is quoted on the Nasdaq Stock Market's National Market (NASDAQ Symbol--QBAK). The following table sets forth the high and low closing sale prices of our common stock as reported by NASDAQ, during the periods indicated:

                                                             ---------------
   Period                    Date Range                       High     Low
-------------       -------------------------------          ------   ------
Fiscal 2000:
  Fourth Quarter    June 23 - June 30, 2000                  $ 7.72   $ 7.00

Fiscal 2001:
  First Quarter     July 1 - September, 30, 2000             $13.50   $ 7.00
  Second Quarter    October 1 - December 31, 2000            $14.75   $ 6.00
  Third Quarter     January 1 - March 31, 2001               $ 9.13   $ 5.31
  Fourth Quarter    April 1 - June 30, 2001                  $ 8.00   $ 5.94

     The approximate number of shareholders of record at September 26, 2001 was 73.

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

Use of Proceeds From Sale of Registered Securities

     Qualstar's Registration Statement on Form S-1 (Commission File Number 333-96009) for its initial public offering of common stock became effective on June 22, 2000, covering an aggregate of 2,875,000 shares of common stock, including the underwriters' over-allotment option. A total of 2,875,000 shares of common stock was sold at a price of $7.00 per share to an underwriting syndicate led by First Security Van Kasper, Needham & Company, Inc. and Wedbush Morgan Securities. The offering commenced on June 23, 2000 and was completed on July 18, 2000. The initial public offering resulted in gross proceeds of $20.1 million, of which $1.4 million was applied toward underwriting discounts and commissions. Other expenses related to the offering totaled approximately $1.0 million. Net proceeds to Qualstar from the initial public offering were approximately $17.7 million. As of June 30, 2001, all of the net proceeds from the offering were invested in short-term, high-grade interest-bearing securities, certificates of deposit, direct or guaranteed obligations of the U.S. government or high-quality U.S. corporate debt securities.

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

                                                        Years Ended June 30,
                                            -------------------------------------------
                                              1997     1998     1999     2000     2001
                                            -------  -------  -------  -------  -------
                                              (in thousands, expect per share amounts)
Statements of Income Data:
Net revenues..............................  $15,333  $19,155  $29,698  $49,352  $51,572
Cost of goods sold........................   10,768   12,892   19,058   30,915   33,216
                                            -------  -------  -------  -------  -------
Gross profit..............................    4,565    6,263   10,640   18,437   18,356
Operating expenses:
  Research and development................      916      894      925    1,027    1,279
  Sales and marketing.....................    1,146    1,277    1,941    2,643    3,399
  General and administrative..............    1,052    1,062    1,267    2,057    3,301
                                            -------  -------  -------  -------  -------
    Total operating expenses..............    3,114    3,233    4,133    5,727    7,979
                                            -------  -------  -------  -------  -------
Income from operations....................    1,451    3,030    6,507   12,710   10,377
Interest income...........................       21       35       41       54    1,225
Impairment of investment..................       --       --       --       --   (1,050)
                                            -------  -------  -------  -------  -------
Income before income taxes................    1,472    3,065    6,548   12,764   10,552
Provision for income taxes................      518    1,132    2,562    4,968    3,824
                                            -------  -------  -------  -------  -------
Net income................................      954    1,933    3,986    7,796    6,728
                                            -------  -------  -------  -------  -------
Premium paid on redemption of
 preferred stock..........................     (106)    (147)      --       --       --
                                            -------  -------  -------  -------  -------
Net income applicable to common
 shareholders.............................  $   848  $ 1,786  $ 3,986  $ 7,796  $ 6,728
                                            =======  =======  =======  =======  =======
Earnings per share:
  Basic...................................  $  0.13  $  0.28  $  0.60  $  1.10  $  0.54
  Diluted.................................  $  0.09  $  0.19  $  0.42  $  0.80  $  0.53

Shares used to compute earnings per share:
  Basic...................................    6,332    6,404    6,629    7,119   12,372
  Diluted.................................    9,065    9,290    9,467    9,742   12,668

                                                        June 30,
                                      -------------------------------------------
                                        1997     1998     1999     2000     2001
                                      -------  -------  -------  -------  -------
                                                    (in thousands)
Balance Sheet Data:
Cash and cash equivalents...........  $   912  $   798  $ 2,134  $18,976  $20,809
Working capital.....................    5,549    7,213   11,205   33,620   43,382
Total assets........................    6,967    8,461   12,950   37,984   47,878
Total debt..........................       --       --       --       --       --
Shareholders' equity................    5,850    7,614   11,640   35,032   44,689

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with our financial statements and notes thereto.

Overview

     We design, develop, manufacture and sell automated magnetic tape libraries used to store, retrieve and manage electronic data primarily in network computing environments. We offer tape libraries for multiple tape drive technologies, including those using Advanced Intelligent Tape, DLT, Linear Tape Open, or LTO, quarter inch cartridge tape drives and media.

     Many enterprises now routinely manage very large databases, in addition to storing information on local desktop computers. This, coupled with the growth in the amount of data from new sources and applications, is increasing the need for managing and storing data efficiently. Anticipating the increased demand for large libraries, we developed a family of tape libraries over the last six years spanning a broad range of tape formats, prices, capacity and performance. Our product mix has changed over the last four fiscal years as we introduced new products to address additional tape formats and changing customer preferences. For example, we have increased the capacity of our tape libraries as our customers' needs for increased data storage have grown, and we have introduced tape libraries incorporating Advanced Intelligent Tape, LTO and DLT tape drive technologies. We expect our product mix to continue to change in the future in response to emerging tape technologies and changing customer preferences.

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

     Our international sales efforts are currently directed from our corporate offices in Simi Valley, California. European and Near and Middle East sales are coordinated through our European sales office in Frankfurt, Germany. We intend to continue to develop our international markets and create additional outlets for our products. All of our international sales are denominated in U.S. dollars. Revenues from sales to customers located outside the United States were $7.1 million, or 24.0% of revenues, in fiscal 1999, $12.6 million, or 25.8% of revenues in fiscal 2000, and $14.5 million, or 28.2% of revenues in fiscal 2001.

     Net revenues include revenues from the sale of tape libraries, library tape drives, storage media, and ancillary products. Ancillary revenues include service and repair, net of the cost of any third party service contracts, extended warranty revenues, 9-track tape drives and the resale of 18- and 36-track tape drives manufactured by a third party, which we discontinued selling in June 1999. Automated tape libraries and related products, such as tape drives and tape media, represented approximately 85.5% of revenues in fiscal 2000, and 89.3% of revenues in fiscal 2001. Sales of services and other products accounted for the balance of our revenues.

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

     In an effort to increase the flow of new products to market, we expect that research and development costs will increase in fiscal 2002. Our research and development efforts are also focused on improving the feature sets of our existing product lines.

     We expect that selling, general and administrative expenses will increase in fiscal 2002 due to higher rent associated with our larger facility, which we occupied in February 2001, higher marketing costs necessary to enter new markets, larger expenditures to further develop our brand identity, and increased costs to attract and retain qualified personnel.

     We recorded deferred compensation of approximately $1.7 million in the third quarter of fiscal 2000, representing the difference between the exercise prices of the options and restricted stock awards granted to employees and directors during fiscal 2000 and the deemed fair value for accounting purposes of our common stock on the grant dates. Amortization of the deferred compensation was approximately $227,000 during fiscal 2000 and $437,000 during fiscal 2001, which was recorded as general and administrative expenses in the statements of income. Total deferred compensation amortization will approximate $430,000 in each of fiscal 2002 and 2003, and $201,000 in fiscal 2004.

Results of Operations

     The following table reflects, as a percentage of net revenues, statements of income data for the periods indicated:

                                                    Years Ended June 30,
                                                   ----------------------
                                                    1999    2000    2001
                                                   ------  ------  ------
Net revenues......................................  100.0%  100.0%  100.0%
  Cost of goods sold..............................   64.2    62.6    64.4
                                                   ------  ------  ------
  Gross margin....................................   35.8    37.4    35.6
Operating expenses:
  Research and development........................    3.1     2.0     2.5
  Sales and marketing.............................    6.5     5.4     6.6
  General and administrative......................    4.3     4.2     6.4
                                                   ------  ------  ------
Income from operations............................   21.9    25.8    20.1
Interest income...................................    0.1     0.1     2.4
Impairment of investment..........................     --      --    (2.0)
                                                   ------  ------  ------
Income before income taxes........................   22.0    25.9    20.5
Provision for income taxes........................    8.6    10.1     7.4
                                                   ------  ------  ------
Net income........................................   13.4%   15.8%   13.1%
                                                   ======  ======  ======

Fiscal 2001 Compared to Fiscal 2000

     Net Revenues. Revenues are recognized upon shipment of the product to the customer, less estimated returns, for which provision is made at the time of the sale. Revenues for the year ended June 30, 2001 were $51.6 million, an increase of 4.5% compared to net revenues of $49.4 million for the year ended June 30, 2000. This increase in revenues was due primarily to increasing demand for our existing tape library models. Revenues from tape libraries and related media increased to $46.1 million, or 89.3% of revenues, in the year ended June 30, 2001 from $42.3 million, or 85.5% of revenues, in the year ended June 30, 2000. Partially offsetting the increase in revenues from our tape libraries was a decrease of $2.7 million in revenues from our 9-track tape drives to $1.1 million for the year ended June 30, 2001 from $3.8 million in the year ended June 30, 2000. We expect sales of 9-track tape drives to continue to decline, as this product line is near its end of life. Selling prices of our libraries remained relatively stable during fiscal 2001. However, selling prices of tape media and library tape drives declined during the third and fourth quarter of fiscal 2001. The decline in selling prices of tape media and drives was the result of AIT tape drives and media being placed in general distribution by the manufacturer.

     Gross Profit. Gross profit was $18.4 million, or 35.6% of revenues, for the year ended June 30, 2001, compared to $18.4 million, or 37.4% of revenues, for fiscal 2000. Cost of goods sold consists primarily of direct labor, purchased parts, depreciation of plant and equipment, rent, utilities, and packaging costs. Although gross profit remained relatively stable, the decrease in gross margin as a percentage of revenues was primarily caused by declines in selling prices of tape media and library tape drives coupled with an increase in sales of those products.

     Research and Development. Research and development expenses consist of engineering salaries, benefits, purchased parts and supplies used in development activities. Research and development expenses for the year ended June 30, 2001 increased 24.5% to $1.3 million as compared to $1.0 million for the year ended June 30, 2000. This increase was due primarily to an increase in salaries resulting from an increase in departmental headcount and for research and development of new products and new features of our existing products.

     Sales and Marketing. Sales and marketing expenses consist primarily of employee salaries, benefits, sales commissions, trade show costs, advertising, technical support and travel related expenses. Sales and marketing expenses increased 28.6% to $3.4 million, or 6.6% of revenues for the year ended June 30, 2001, as compared to $2.6 million, or 5.4% of revenues, for the year ended June 30, 2000. This increase was due primarily to the growth in our sales force and associated increases in salaries and benefits of $486,000, and an increase in sales commissions of $134,000.

     General and Administrative. General and administrative expenses include employee salaries and benefits, deferred compensation related to equity incentives, provisions for doubtful accounts and returns, and professional service fees. General and administrative expenses increased to $3.3 million for fiscal 2001 as compared to $2.1 million for fiscal 2000. As a percentage of revenue, general and administrative expenses increased to 6.4% for the year ended June 30, 2001 as compared to 4.2% for the year ended June 30, 2000. The increase in general and administrative expenses were caused by one time expenses of $230,000 associated with the move to our new facility, increased costs of being a publicly traded company such as directors and officers insurance and investor relations expenses, higher rent as the result of our move to a new facility, and higher salaries and benefits for administrative staff. The year ended June 30, 2001 also includes deferred compensation amortization expense of $437,000 related to equity incentives, as compared to only $227,000 of deferred compensation amortization expense in the year ended June 30, 2000.

     Impairment of investment. During the fourth quarter of fiscal 2001, we determined that the carrying value of our investment in Chaparral Network Storage, Inc. exceeded its net realizable value as a result of rapid changes in technology and the availability of capital for further development of its family of products. Accordingly, we recognized an allowance in the amount of $1,050,000 to reduce the carrying value of the investment in Chaparral to zero.

     Investment income. Investment income increased to $1.2 million in the year ended June 30, 2001 as compared to $54,000 in the year ended June 30, 2000. This increase was due to a full year of investment of the initial public offering proceeds. In addition, net cash generated by our operations in fiscal 2001 was invested in interest bearing securities.

     Provision for Income Taxes. The provision for income taxes was $3.8 million, or 36.2% of pre-tax income, for fiscal 2001 compared to $5.0 million, or 38.9% of pre-tax income, for fiscal 2000.

Fiscal 2000 Compared to Fiscal 1999

     Net Revenues. Revenues for the year ended June 30, 2000 were $49.4 million, an increase of 66.2% compared to net revenues of $29.7 million for the year ended June 30, 1999. This increase in revenues was due primarily to increasing demand for our existing tape library models. Revenues from tape libraries and related media increased to $42.3 million in the year ended June 30, 2000 from $22.8 million in the year ended June 30, 1999, or 85.5%. Revenues from our 9-track tape drives increased $968,000 to $3.8 million in the year ended June 30, 2000 from $2.8 million for the year ended June 30, 1999. Partially offsetting these increases in revenues from tape libraries and 9-track tape drives was a decline of $2.4 million in revenue from the sale of 18- and 36-track tape drives, which were discontinued in June 1999. Selling prices of our products remained relatively stable during both periods. Despite the increase in revenues from 9-track tape drives during fiscal 2000, we believe that sales of this product will decline over time.

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

Liquidity and Capital Resources

     Historically, we have funded our capital requirements with cash flows from operations. Cash flows provided by operating activities were $1.6 million in fiscal 1999, $2.6 million in fiscal 2000, and $6.6 million in fiscal 2001. In each of these periods, operating cash was provided primarily by net income. During fiscal 1999 and 2000, cash flow from operating activities was primarily used to fund increases in receivables and inventory. In fiscal 2001, cash flow from operating activities was primarily used to fund increases in inventories and purchases of marketable securities.

     Cash flows used in investing activities were $274,000 in fiscal 1999, $1.1 million in fiscal 2000, and $7.2 million in fiscal 2001. Cash flows used in investing activities in fiscal 2000 related primarily to our investment of $1.1 million for an approximately 1% interest in Chaparral Network Storage, Inc., a provider of Fibre Channel interfaces. Cash flows used in investing activities for fiscal 2001 related primarily to purchases of marketable securities as well as equipment and leasehold improvements.

     On June 23, 2000 Qualstar commenced its initial public offering of 2.5 million shares of common stock at $7.00 per share, which closed on June 28, 2000. We received net proceeds of $15.3 million from this offering. Qualstar raised an additional $2.4 million in July 2000, as a result of the underwriters exercising their over allotment option. We have a $750,000 unsecured bank line of credit that expires November 1, 2001, all of which was available as of June 30, 2001. Borrowings under this line of credit bear interest at the bank's reference rate plus 1.25%. Our bank's reference rate, a variable rate, was 9.50% at June 30, 2000 and 6.75% at June 30, 2001.

     On September 20, 2000 we entered into a ten-year lease of a new 57,000 square foot facility. The facility is approximately twice as large as our prior facility. We believe the new facility will allow us to improve our manufacturing efficiency and meet our future growth projections. During January of 2001, we moved our production equipment and personnel to the new facility as the first phase of our relocation plan. In February of 2001, the remaining equipment and personnel were moved to the new facility, completing the relocation plan. We incurred capital expenditures of approximately $864,000 for equipment and leasehold improvements associated with the move to our new facility.

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

Item 8.  Financial Statements and Supplementary Data

     See Index to Financial Statements at page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

                                   PART III

     The information called for by Part III (Items 10, 11, 12 and 13) of Form 10-K (except information as to Qualstar's executive officers, which information follows Item 4 in this Report) will be included in Qualstar's Proxy Statement which management intends to file with the Securities and Exchange Commission within 120 days after the close of its fiscal year ended June 30, 2001, and is hereby incorporated by reference to such Proxy Statement.

                                    PART IV

Item 14. Exhibits, Financials Statement Schedules and Reports on Form 8-K

  (a) (1) The following documents are filed as part of this Report:

          Financial Statements-See Index to Financial Statements in Item 8 commencing at F-1 of this Report.

      (2) Supplemental Schedule:

          Schedule II--Valuation and Qualifying Accounts; Allowance for Doubtful Accounts

   All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

  (b) Reports on Form 8-K. No reports on Form 8-K were filed during the last
      -------------------
      quarter of the fiscal year ended June 30, 2001.

  (c) Exhibits:
      --------

Exhibit No.   Description
-----------   -----------
  3.1(1)      Restated Articles of Incorporation.

  3.2(1)      Amended and Restated Bylaws.

 10.1(1)*     1998 Stock Incentive Plan, as amended and restated.

 10.2(1)      Form of Indemnification Agreement.

 10.3(2) Lease agreement between Strategic Performance Fund-II, Inc. and Qualstar Corporation, dated September 20, 2000.

 23.1         Consent of Ernst & Young LLP, Independent Auditors.
________
(1) Incorporated by reference to the designated exhibits to Qualstar's registration statement on Form S-1 (Commission File No. 333-96009), declared effective by the Commission on June 22, 2000.

(2) Incorporated by reference to the designated exhibit to Qualstar's Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

 * Each of these exhibits constitutes a management contract, compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of this report.

Item 8.  Financial Statements and Supplementary Data

                         INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----

Report of Ernst & Young LLP, Independent Auditors......................    F-2
Balance Sheets.........................................................    F-3
Statements of Income...................................................    F-4
Statements of Shareholders' Equity.....................................    F-5
Statements of Cash Flows...............................................    F-6
Notes to Financial Statements..........................................    F-7

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders of
Qualstar Corporation

     We have audited the accompanying balance sheets of Qualstar Corporation as of June 30, 2000 and 2001, and the related statements of income, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2001. Our audits also included the financial statement schedule listed at the index in Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Qualstar Corporation at June 30, 2000 and 2001, and the results of its operations and its cash flows for the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                      /s/ Ernst & Young LLP

Woodland Hills, California
August 17, 2001

                             QUALSTAR CORPORATION

                                BALANCE SHEETS
                                (in thousands)

                                                                                    June 30,
                                                                       ----------------------------------
                                                                           2000                  2001
                                                                       -------------        -------------
                           ASSETS

Current assets:
   Cash and cash equivalents...............................             $      18,976        $      20,809
   Marketable securities...................................                        --                6,278
   Accounts receivable, net of allowances of $470
     in 2000 and 2001......................................                     7,276                6,379
   Inventories.............................................                     8,657               10,632
   Prepaid expenses and other current assets...............                       186                  400
   Prepaid income taxes....................................                       765                  927
   Deferred income taxes ..................................                       652                1,041
                                                                        -------------        -------------
     Total current assets..................................                    36,512               46,466
                                                                        -------------        -------------
Property and equipment, net ...............................                       377                1,126
Investment in equity securities............................                     1,050                    -
Other assets...............................................                        45                  286
                                                                        -------------        -------------
      Total assets.........................................             $      37,984        $      47,878
                                                                        =============        =============

            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable........................................             $       2,341        $       2,374
   Accrued payroll and related liabilities.................                       393                  227
   Other accrued liabilities...............................                       158                  483
                                                                        -------------        -------------
       Total current liabilities...........................                     2,892                3,084
                                                                        -------------        -------------
Deferred income taxes......................................                        60                  105

Commitments and contingencies

Shareholders' equity:
   Preferred stock, no par value; 5,000 shares authorized;
      no shares issued.....................................                        --                   --
   Common stock, no par value; 50,000 shares authorized,
     12,164 and 12,601 shares issued and outstanding as of
     June 30, 2000 and 2001, respectively..................                    18,400               20,691
   Deferred compensation...................................                    (1,534)              (1,061)
   Notes from directors....................................                      (617)                (512)
   Accumulated other comprehensive income..................                        --                   60
   Retained earnings.......................................                    18,783               25,511
                                                                        -------------        -------------
       Total shareholders' equity..........................                    35,032               44,689
                                                                        -------------        -------------
       Total liabilities and shareholders' equity                       $      37,984        $      47,878
                                                                        =============        =============

                            See accompanying notes

                             QUALSTAR CORPORATION

                             STATEMENTS OF INCOME
                   (in thousands, except per share amounts)

                                                                 Years Ended June 30,
                                                         ------------------------------------
                                                           1999          2000           2001
                                                          -------       -------        -------
Net revenues.....................................         $29,698       $49,352        $51,572
Cost of goods sold...............................          19,058        30,915         33,216
                                                          -------       -------        -------
Gross profit.....................................          10,640        18,437         18,356
                                                          -------       -------        -------
Operating expenses:
  Research and development.......................             925         1,027          1,279
  Sales and marketing............................           1,941         2,643          3,399
  General and administrative.....................           1,267         2,057          3,301
                                                          -------       -------        -------
    Total operating expenses.....................           4,133         5,727          7,979
                                                          -------       -------        -------
Income from operations...........................           6,507        12,710         10,377
Interest income..................................              41            54          1,225
Impairment of investment.........................              --            --         (1,050)
                                                          -------       -------        -------
Income before provision for income taxes.........           6,548        12,764         10,552
Provision for income taxes.......................           2,562         4,968          3,824
                                                          -------       -------        -------
Net income.......................................         $ 3,986       $ 7,796        $ 6,728
                                                          =======       =======        =======
Earnings per share:
  Basic..........................................         $  0.60       $  1.10        $  0.54
                                                          =======       =======        =======
  Diluted........................................         $  0.42       $  0.80        $  0.53
                                                          =======       =======        =======
Share used to compute earnings per share:
  Basic..........................................           6,629         7,119         12,372
                                                          =======       =======        =======
  Diluted........................................           9,467         9,742         12,668
                                                          =======       =======        =======

                            See accompanying notes

                             QUALSTAR CORPORATION

                      STATEMENTS OF SHAREHOLDERS' EQUITY
                                (in thousands)

                                   Series A
                                Nonredeemable
                                  Preferred                                                    Accumulated
                                    Stock         Common Stock                      Notes         Other
                                -------------   ---------------     Deferred        From      Comprehensive   Retained
                                Shares Amount   Shares  Amount    Compensation    Directors       Income      Earnings    Total
                                ------ ------   ------  -------   -------------   ---------   --------------  --------   -------
Balances at July 1, 1998.......   881  $  431    6,497  $   182      $    --         $  --          $ --      $  7,001   $ 7,614
 Exercise of stock options.....    --      --      159       40           --            --            --            --        40
 Deferred compensation related
  to stock options.............    --      --       --       58          (58)           --            --            --        --
 Net income....................    --      --       --       --           --            --            --         3,986     3,986
                                -----  ------   ------  -------   -------------   ---------   --------------  --------   --------
Balances at June 30, 1999......   881     431    6,656      280          (58)           --            --        10,987    11,640
 Initial public offering,
  issuance of common stock.....    --      --    2,500   15,272           --            --            --            --    15,272
 Exercise of stock options.....    --      --      413      114           --            --            --            --       114
 Directors' notes..............    --      --       --       --           --          (600)           --            --      (600)
 Sale of restricted stock
  to directors.................    --      --      216      600           --            --            --            --       600
 Deferred compensation related
  to stock options and
  restricted stock.............    --      --       --    1,703       (1,703)           --            --            --        --
 Amortization of deferred
  compensation.................    --      --       --       --          227            --            --            --       227
 Conversion of preferred stock
  to common stock..............  (881)   (431)   2,379      431           --            --            --            --        --
 Accrued interest on
  directors' note..............    --      --       --       --           --           (17)           --            --       (17)
 Net income....................    --      --       --       --           --            --            --         7,796     7,796
                                -----  ------   ------  -------   -------------   ---------   --------------  --------   --------
Balances at June 30, 2000......    --      --   12,164   18,400       (1,534)         (617)           --        18,783    35,032
 Exercise of stock options.....    --      --       62       43           --            --            --            --        43
 Initial public offering,
  issuance of common stock.....    --      --      375    2,284           --            --            --            --     2,284
 Amortization of deferred
  compensation.................    --      --       --       --          437            --            --            --       437
 Forfeiture of unvested stock
  options......................    --      --       --      (36)          36            --            --            --        --
 Accrued interest on
  directors' notes.............    --      --       --       --           --           (35)           --            --       (35)
 Principal payments on
  directors' notes.............    --      --       --       --           --           140            --            --       140
 Comprehensive income:
  Net income...................    --      --       --       --           --            --            --         6,728     6,728
  Unrealized gains on
  investments..................    --      --       --       --           --            --            60            --        60
                                                                                                                         --------
   Comprehensive income........                                                                                             6,788
                                -----  ------   ------  -------   -------------   ---------   --------------  --------   --------
Balances at June 30, 2001.....     --      --   12,601  $20,691      $(1,061)        $(512)         $ 60      $ 25,511   $ 44,689
                                =====  ======   ======  =======   =============   =========   ==============  ========   ========

                                See accompanying notes

                             QUALSTAR CORPORATION

                           STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                Years Ended June 30,
                                                                       -------------------------------------
                                                                         1999         2000            2001
                                                                       --------     ---------       --------
OPERATING ACTIVITIES:
   Net income..................................................        $  3,986     $   7,796       $  6,728
   Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization...........................             205           152            237
       Deferred income taxes...................................            (187)         (235)          (344)
       Provision for bad debts and returns.....................             259            50            118
       Amortization of deferred compensation...................              --           227            437
       Loss on disposal of property and equipment..............               6            --             --
       Impairment of investment................................              --            --          1,050
       Accrued interest on directors' notes....................              --           (17)           (35)
       Changes in operating assets and liabilities:
         Accounts receivable...................................          (2,330)       (2,411)           779
         Inventories...........................................            (490)       (4,006)        (1,975)
         Prepaid expenses and other assets.....................               8          (160)          (455)
         Prepaid income taxes..................................            (337)         (420)          (162)
         Accounts payable......................................             186         1,594             33
         Accrued payroll and related liabilities...............             140            26           (166)
         Other accrued liabilities.............................             124             3            325
                                                                       --------     ---------       --------
Net cash provided by operating activities......................           1,570         2,599          6,570

INVESTING ACTIVITIES:
   Purchases of equipment and leasehold improvements...........            (274)          (93)          (986)
   Purchase of investments in equity securities................              --        (1,050)            --
   Purchases of marketable securities..........................              --            --         (7,233)
   Proceeds from the sale of marketable securities.............              --            --          1,015
                                                                       --------     ---------       --------
Net cash used in investing activities..........................            (274)       (1,143)        (7,204)

FINANCING ACTIVITIES:
   Principal and interest payments on directors' notes.........              --            --            140
   Proceeds from issuance of common stock,
       net of offering costs...................................              --        15,272          2,284
   Proceeds from exercise of stock options.....................              40           114             43
                                                                       --------     ---------       --------
Net cash provided by financing activities......................              40        15,386          2,467

NET INCREASE IN CASH AND CASH EQUIVALNCES......................           1,336        16,842          1,833

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.................             798         2,134         18,976
                                                                       --------     ---------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD.......................        $  2,134     $  18,976       $ 20,809
                                                                       ========     =========       ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Income taxes paid...........................................        $  3,088     $   5,619       $  4,330
                                                                       ========     =========       ========

                            See accompanying notes

                             QUALSTAR CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Business

     Qualstar Corporation ("Qualstar") was incorporated in California in 1984 to develop and manufacture IBM compatible 9-track reel-to-reel tape drives for the personal computer and workstation marketplaces. Since 1995, Qualstar has focused its efforts on designing, developing, manufacturing and selling automated magnetic tape libraries used to store, retrieve and manage electronic data primarily in network computing and surveillance environments. Tape libraries consist of high-performance cartridge tape drives, storage arrays of tape cartridges and robotics to move the tape cartridges from their storage locations to the tape drives under software control. Qualstar's libraries provide storage solutions for organizations requiring backup, recovery, and archival storage of critical electronic information. Qualstar's tape libraries are compatible with commonly used network operating systems, including UNIX, Windows NT, NetWare, and Linux and a wide range of storage management software. Qualstar offers tape libraries for multiple tape drive technologies, including those using Linear Tape Open, Advanced Intelligent Tape, DLT, and quarter-inch cartridge tape media.

Stock Split and Initial Public Offering

     In connection with Qualstar's initial public offering, on March 13, 2000 the Board of Directors approved a 2.7-for-1 stock split of Qualstar's common stock, which became effective March 29, 2000. All references in the accompanying financial statements to the number of shares of common stock and per common share amounts have been retroactively adjusted to reflect the stock split. In addition, Qualstar's capital structure was changed, effective as of March 29, 2000, to reflect 50,000,000 authorized shares of common stock and to authorize an additional 5,000,000 shares of preferred stock. The Board of Directors has authority to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares of preferred stock without any future vote or action by the shareholders.

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

                             QUALSTAR CORPORATION

     Sales to customers located outside of the United States represented, 24.0% of net revenues in 1999, 25.8% of net revenues in 2000, and 26.9% of net revenues in 2001. Revenues from Qualstar's two largest customers were 32.1%, 33.2% and 29.2% for the years ended June 30, 1999, 2000 and 2001, respectively. At June 30, 2000 and 2001 the largest customers' accounts receivable balance totaled 26.2% and 19.3% of total accounts receivable, respectively.

Marketable Securities

     Marketable securities consist primarily of high-quality U.S. corporate securities. These securities are classified in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities which Qualstar has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. All of Qualstar's marketable securities were classified as available-for-sale at June 30, 2001. Qualstar did not own marketable securities as of June 30, 2000.

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

Suppliers

     Sales and costs of goods sold related to products purchased from one large supplier totaled approximately 33.0% and 41.0%, respectively, of total sales and cost of goods sold for the year ended June 30, 1999. Sales and costs of goods sold related to products purchased from one large supplier totaled approximately 48.0% and 59.7%, respectively, of total sales and cost of goods sold for the year ended June 30, 2000. Sales and costs of goods sold related to products purchased from one large supplier totaled approximately 45.4% and 57.6%, respectively, of total sales and cost of goods sold for the year ended June 30, 2001.

Property and Equipment

     Property and equipment is depreciated using the straight-line method over the estimated useful lives (3 to 7 years) of the individual assets. Leasehold improvements are amortized over the estimated useful lives, or the term of the related leases, whichever is shorter, using the straight-line method.

Investment in Common Stock

     In November 1999, Qualstar purchased an approximate 1% interest in Chaparral Network Storage, Inc. (Chaparral) for an aggregate purchase price of $1,050,000. This investment is accounted for under the cost method. Chaparral designs and manufactures RAID controllers and intelligent storage routers for tape library applications.

                             QUALSTAR CORPORATION

     During the fourth quarter of fiscal year 2001, management determined the carrying value of the investment in Chaparral exceeded its net realizable value as a result of rapid changes in technology and the availability of capital for further development of its family of products. Accordingly, management determined an allowance in the amount of $1,050,000 was necessary to reduce the carrying value of the investment in Chaparral to its estimated net realizable value. The related charge is included in the statement of income as an impairment of investment.

Long-Lived Assets

     Qualstar reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate the carrying amount of any asset may not be recoverable. An impairment loss would be recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying amount. If an impairment is indicated, the amount of the loss to be recorded is based upon an estimate of the difference between the carrying amount and the fair value of the asset. Fair value is based upon discounted cash flows expected to result from the use of the asset and its eventual disposition and other valuation methods. Qualstar has identified no impairment losses of long-lived assets during the periods presented.

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulleting No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under various circumstances. The accounting and disclosures prescribed by SAB 101 were effective in the fourth quarter of Qualstar's fiscal year ending June 30, 2001 and retroactive to the beginning of the fiscal year. The effects of the adoption were not material to its financial position or results of operations.

Shipping and Handling Costs

     Qualstar generally records all charges for outbound shipping and handling as revenue. All outbound shipping and fulfillment costs are classified as costs of goods sold.

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

Advertising

     Qualstar expenses all costs of advertising and promotion as incurred. Advertising and promotion expenses for the years ended June 30, 1999, 2000 and 2001 were $390,000, $470,000 and $426,000, respectively.

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

     In March 2000, the FASB issued Financial Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25" or FIN 44. FIN 44 clarifies the definition of an employee for the purpose of applying APB No. 25, the criteria for determining whether a stock plan qualifies as a noncompensatory stock plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was generally effective July 1, 2000 and the adoption of FIN 44 has not had a material effect on Qualstar's financial statements.

Income Taxes

     Income taxes are accounted for using the liability method in accordance with SFAS 109, "Accounting for Income Taxes." Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

Comprehensive Income

     Comprehensive income is accounted for according to SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income includes unrealized gains and losses on debt and equity securities classified as available-for-sale and included as a component of shareholders' equity.

                             QUALSTAR CORPORATION

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

     The following table sets forth the calculation for basic and diluted earnings per share for the periods indicated:

                                                         Year Ended June 30,
                                                    ----------------------------
                                                      1999      2000      2001
                                                    --------  --------  --------
                                                           (in thousands)
Earnings:
  Net income......................................  $  3,986  $  7,796  $  6,728

Shares:
  Weighted average shares for basic earnings per
    share.........................................     6,629     7,119    12,372
  Conversion of Series A Preferred Stock..........     2,379     2,376        --
  Stock options and restricted stock..............       459       247       296
                                                    --------  --------  --------
  Weighted average shares for diluted earnings
    per share.....................................     9,467     9,742    12,668
                                                    ========  ========  ========

Segment Information

     Based on the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" and the manner in which the Chief Operating Decision Maker analyzes the business, Qualstar has determined that it does not have separately reportable operating segments.

Fair Value of Financial Instruments

     The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to the short term nature of these financial instruments.

Estimates and Assumptions

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

Reclassification

     Certain prior year amounts have been reclassified to conform to the current year presentation.

                              QUALSTAR CORPORATION

2. Inventories

   Inventories consist of the following (in thousands):

                                                              June 30,
                                                         ------------------
                                                           2000      2001
                                                         --------  --------
Raw materials..........................................  $  7,624  $  9,001
Finished goods.........................................     1,033     1,631
                                                         --------  --------
                                                         $  8,657  $ 10,632
                                                         ========  ========

3. Property and Equipment

     The components of property and equipment are as follows (in thousands):

                                                              June 30,
                                                         ------------------
                                                           2000      2001
                                                         --------  --------
Leasehold improvements.................................  $     23  $    535
Furniture and fixtures.................................       518       725
Machinery and equipments...............................     1,542     1,768
                                                         --------  --------
                                                            2,083     3,028
  Less accumulated depreciation and amortization.......    (1,706)   (1,902)
                                                         --------  --------
                                                         $    377  $  1,126
                                                         ========  ========

4. Credit Facility

     Qualstar has an unsecured line of credit with a bank which allows for borrowings of up to $750,000 at the bank's reference rate (9.50% as of June 30, 2000 and 6.75% as of June 30, 2001), plus 1.25%. The line of credit agreement expires on November 1, 2001. As of June 30, 2000 and 2001, the Company had not borrowed against the line of credit.

5. Income Taxes

     The provision for income taxes for the years ended June 30, 1999, 2000 and 2001, is comprised of the following (in thousands):

                                                                      Year Ended June 30,
                                                            --------------------------------------
                                                              1999           2000           2001
                                                            --------       --------       --------
Current:
  Federal.........................................          $  2,222       $  4,171       $  3,414
  State...........................................               527          1,032            754
                                                            --------       --------       --------
                                                               2,749          5,203          4,168
Deferred:
  Federal.........................................              (173)          (207)          (256)
  State...........................................               (14)           (28)           (88)
                                                            --------       --------       --------
                                                                (187)          (235)          (344)
                                                            --------       --------       --------
                                                            $  2,562       $  4,968       $  3,824
                                                            ========       ========       ========

                             QUALSTAR CORPORATION

     The provision for income taxes was reduced by the utilization of approximately $16,000 of research and development tax credits in 1999.

     The following is a reconciliation of the statutory federal income tax rate to Qualstar's effective income tax rate:
                                                         Year Ended June 30,
                                                    ----------------------------
                                                       1999      2000      2001
                                                    --------  --------  --------
Statutory federal income tax expense..............    34.0%     34.0%     34.0%
State income taxes, net of federal income tax
  benefit.........................................     5.1       4.9       4.3
Other.............................................      --        --      (2.1)
                                                    --------  --------  --------
                                                      39.1%     38.9%     36.2%
                                                    ========  ========  ========

     The tax effect of temporary differences resulted in deferred income tax assets (liabilities) at June 30, 2000 and 2001, as follows (in thousands):

                                                              June 30,
                                                         ------------------
                                                           2000      2001
Deferred tax assets:                                     --------  --------
  Allowance for bad debts and returns..................  $    201  $   201
  Reserve for Chaparral investment....................         --      450
  Capitalized inventory costs..........................        38       42
  State income taxes...................................       351      264
  Other accruals.......................................        62       84
                                                         --------  --------
    Total deferred tax assets..........................       652    1,041
Deferred tax liability:
  Depreciation.........................................       (60)    (105)
                                                         --------  --------
                                                         $    592  $   936
                                                         ========  ========

     No valuation reserve was established at June 30, 2000 and 2001, based on the Company's expectations to realize the deferred tax asset.

6. Series A Preferred Stock

     At June 30, 1999, 880,800 shares of preferred stock had been issued as Series A Preferred Stock. Each share of Series A Preferred Stock was convertible into 2.7 shares of common stock and automatically converted into 2.4 million shares of common stock upon completion of Qualstar's initial public offering.

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

                             QUALSTAR CORPORATION

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

     The following table summarizes all stock option activity (in thousands, except per share amounts):

                                                                    Exercise           Weighted
                                                     Stock         Price Per           Average
                                                    Options          Share          Exercise Price
                                                    -------       ------------      --------------
Outstanding at July 1, 1998.................          710         $0.15 - 0.56          $0.29
  Granted...................................           27                 1.11           1.11
  Exercised.................................         (159)         0.22 - 0.56           0.25
  Cancelled.................................          (16)                0.56           0.56
                                                     ----         ------------          -----
Outstanding at June 30, 1999................          562          0.22 - 1.11           0.34
  Granted...................................          137                 2.78           2.78
  Exercised.................................         (413)         0.22 - 0.56           0.28
                                                     ----         ------------          -----
Outstanding at June 30, 2000................          286          0.22 - 2.78           1.60
  Granted...................................           84                 9.38           9.38
  Exercised.................................          (62)         0.22 - 2.78           0.68
  Cancelled.................................          (52)         0.56 - 9.38           3.46
                                                     ----         ------------          -----
Outstanding at June 30, 2001................          256          0.22 - 9.38           4.00
                                                     ====         ============          =====

                                                                  Options Exercisable
                    Options Outstanding at June 30, 2001            at June 30, 2001
                    ---------------------------------------     ------------------------
                                                  Weighted                    Weighted
                Number of     Weighted Average    Average        Number of     Average
 Exercise         Shares         Remaining        Exercise        Shares      Exercise
Price Range    Outstanding    Contractual Life     Price        Exercisable     Price
-----------    -----------    ----------------    --------      -----------   --------
$0.22              32               0.9             0.22            32          0.22
$0.56              24               6.8             0.56            24          0.56
$2.78             132               8.5             2.78            28          2.78
$9.38              68               9.1             9.38            --          9.38

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

                             QUALSTAR CORPORATION

     On January 14, 2000, Qualstar granted stock options to purchase a total of 137,700 shares under the 1998 Stock Incentive Plan at an exercise price of $2.78 per share. These stock options vest over a four year period.

     Upon issuance of the restricted stock and granting of stock options in January 2000, Qualstar recorded a deferred compensation charge of $1.7 million related to both the option and restricted stock awards for the difference between the exercise price and the deemed fair market value for accounting purposes on the date of the grant. The deferred compensation recorded is being amortized over the four year vesting period, which resulted in compensation expense of $227,000 in fiscal 2000 and $437,000 in fiscal 2001.

     If Qualstar recognized employee stock option-related compensation expense in accordance with SFAS 123 and used the minimum value method for grants prior to Qualstar's initial public offering and the Black-Scholes model afterward for determining the weighted average fair value of options granted during 1999, 2000 and 2001, its pro forma net income would have been $4.0 million, $7.8 million, and $6.6 million, respectively. The pro forma basic income per share would have been $0.60, $1.09, and $0.53 for 1999, 2000, and 2001 respectively. The pro forma diluted income per share would have been $0.42, $0.80, and $0.52 for 1999, 2000 and 2001, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The pro forma effect on net income for 1999, 2000 and 2001 is not representative of the pro forma effect on net income or loss in future years because compensation expense in future years will reflect the amortization of a larger number of stock options granted in several succeeding years.

     In computing the pro forma compensation expense under SFAS 123, a weighted-average fair value of $0.94 for 1999, $5.59 for 2000, and $5.88 for 2001 stock option grants was estimated at the date of grant using the minimum value option pricing model before Qualstar's initial public offering and the Black Scholes model afterward with the following assumptions.

                                                     1999      2000      2001
                                                    -------   -------   -------
Expected dividend yield..........................       0%         0%        0%
Risk-free interest rate..........................     6.0%       6.5%      6.5%
Expected life of options.........................  5 years    5 years   5 years
Volatility.......................................       --         --     69.0%

8. Commitments

     During fiscal year 2001, Qualstar entered into a new lease agreement for a facility located in Simi Valley, California. The lease agreement expires in February of 2011, with an early termination option becoming available in February of 2007. The annual rent for the lease is $464,000, with step-ups ranging from $28,000 to $34,000 every two years. Future minimum lease payments under this lease are as follows:

                             QUALSTAR CORPORATION

Year ending                                          Minimum lease payment
-----------                                          ---------------------
2002............................................          $  464,000
2003............................................             476,000
2004............................................             492,000
2005............................................             505,000
2006............................................             522,000
Thereafter......................................           2,587,000
                                                           ---------
                                                          $5,046,000
                                                          ==========

     Rent expense (including equipment rental) for the years ended June 30, 1999, 2000, and 2001, was $202,000, 209,000 and $366,000, respectively.

     Qualstar may be involved in litigation and other legal matters from time to time in the normal course of business. However, there currently are no material proceedings pending or, to the knowledge of management, threatened against Qualstar.

9. Geographic Information

     Information regarding revenues attributable to the Qualstar's primary geographic operating regions is as follows (in thousands):

                                                         Year Ended June 30,
                                                    ----------------------------
                                                      1999      2000      2001
                                                    --------  --------  --------
Revenues:
  North America..................................   $23,032   $37,789   $37,700
  Europe.........................................     4,504     7,594     9,850
  Asia...........................................     1,380     3,642     3,754
  Other..........................................       782       327       268
                                                    --------  --------  --------
                                                    $29,698   $49,352   $51,572
                                                    ========  ========  ========

     The geographic classification of revenues is based upon the location of the customer. Qualstar does not have any significant long-lived assets outside of the United States.

10. Benefit Plans

     Qualstar has a voluntary deferred compensation plan (the Plan) qualifying for treatment under Internal Revenue Code Section 401(k). All employees are eligible to participate in the Plan following 90 days of employment and may contribute up to 15% of their compensation. Qualstar may make matching contributions at a rate of 25% up to 6% of the amount contributed by eligible participants at the discretion of management. Qualstar's contributions under the Plan totaled $27,000, $33,000 and $44,000 for the years ended June 30, 1999, 2000 and 2001, respectively.

11. Related Party Transactions

     Qualstar's outside counsel became a member of its board of directors, in January 2000. During the year ended June 30, 2000, Qualstar paid $429,000 to the law firm in which the director is a shareholder, of which $407,000 related to its initial public offering. During the year ended June 30, 2001, Qualstar paid $175,000 to the law firm in which the director is a shareholder, of which $70,000 related to the initial public offering with the remainder for general business purposes.

                             QUALSTAR CORPORATION

12. Quarterly Results of Operations (unaudited)

                                                    Three Months Ended
                                    -----------------------------------------------
                                    September 30,  December 31,  March 31,  June 30,
                                    -----------------------------------------------
                                        (in thousands, except per share amounts)
Fiscal 2000:
Net sales.........................     $11,430        $11,092     $12,374   $14,456
Gross profit......................       4,328          4,214       4,398     5,497
Net income........................       1,879          1,711       1,900     2,306

Net earnings per share:
  Basic...........................     $  0.28        $  0.25     $  0.27   $  0.30
  Diluted.........................        0.20           0.18        0.19      0.23

Fiscal 2001:
Net sales.........................     $13,853        $15,510     $11,106   $11,103
Gross profit......................       5,121          5,745       3,710     3,780
Net income(1).....................       2,313          2,298       1,345       772

Net earnings per share:
  Basic...........................     $  0.19        $  0.19     $  0.11   $  0.06
  Diluted.........................        0.18           0.18        0.11      0.06

(1) As discussed in Note 1 to these financial statements, net income during the fourth quarter of fiscal year 2001 was adversely affected due to a $1,050,000 reserve established by management to reduce the carrying value of the investment in Chaparral to zero.

                                                                     SCHEDULE II

                             QUALSTAR CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                        ALLOWANCE FOR DOUBTFUL ACCOUNTS
               For the Years Ended June 30, 1999, 2000, and 2001

Column A                Column B     Column C                 Column D    Column E
---------------------  ----------   ----------             ------------- -----------
                                     Charged
                       Balance at    to Costs   Charged                   Balance at
                       Beginning        and     to Other                    End of
Description            of Period     Expenses   Accounts   Deductions(1)    Period
---------------------  ----------   ----------  --------   ------------- -----------
Year Ended June 30,
  1999...............  $165,000     $259,000     $ --       $  4,000      $420,000
Year Ended June 30,
  2000...............   420,000      152,000       --        102,000       470,000
Year Ended June 30,
  2001...............   470,000      118,000       --        118,000       470,000

_________
(1)  Uncollectible accounts written off, net of recoveries.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  September 27, 2001


                                      QUALSTAR CORPORATION


                                        By:       /s/  William J. Gervais
                                           -----------------------------------
                                               William J. Gervais, Chief
                                               Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                       Title                         Date
        ---------                       -----                         ----
   /s/ William J. Gervais     Chief Executive Officer,         September 27, 2001
___________________________     President and Director
       William J. Gervais      (principal executive officer)

   /s/ Richard A. Nelson      Vice President, Engineering      September 27, 2001
___________________________     Secretary and Director
       Richard A. Nelson

   /s/ Matthew Natalizio      Vice President and Chief         September 27, 2001
                                 Financial Officer
___________________________     (principal financial
       Matthew Natalizio        and accounting officer)

                              Director                         September 27, 2001
---------------------------
       Bruce E. Gladsone

   /s/ Trude C. Taylor        Director                         September 27, 2001
---------------------------
       Trude C. Taylor

   /s/ Robert E. Rich         Director                         September 27, 2001
---------------------------
       Robert E. Rich

   /s/ Robert T. Webber       Director                         September 27, 2001
---------------------------
       Robert T. Webber

                                 EXHIBIT INDEX


Exhibit No.   Description
-----------   -----------
  3.1(1)      Restated Articles of Incorporation.

  3.2(1)      Amended and Restated Bylaws.

 10.1(1)*     1998 Stock Incentive Plan, as amended and restated.

 10.2(1)      Form of Indemnification Agreement.

 10.3(2) Lease agreement between Strategic Performance Fund-II, Inc. and Qualstar Corporation, dated September 20, 2000.

 23.1         Consent of Ernst & Young LLP, Independent Auditors.

-------
(1) Incorporated by reference to the designated exhibits to Qualstar's registration statement on Form S-1 (Commission File No. 333-96009), declared effective by the Commission on June 22, 2000.

(2) Incorporated by reference to the designated exhibit to Qualstar's Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

  * Each of these exhibits constitutes a management contract, compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of this report.