Form 10-K/A
period 2001-06-30
QUALSTAR CORP
filed 2001-10-29
CIK 758938

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                ---------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1

                                ---------------


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                  to
                                    ----------------    -----------------

                      Commission File Number:  000-30083

                             QUALSTAR CORPORATION
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

            California                                    95-3927330
     ------------------------               ------------------------------------
     (State of Incorporation)               (I.R.S. Employer Identification No.)

               3990-B Heritage Oak Court, Simi Valley, CA  93063
         ------------------------------------------------------------
         (Address of principal executive offices, including zip code)

      Registrant's telephone number, including area code:  (805) 583-7744

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, without par value

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of October 26, 2001, the aggregate market value of the common equity held by non-affiliates of the registrant was approximately $34,073,187.

     The total shares of common stock without par value outstanding at October 26, 2001 was 12,600,751.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding executive officers of the Company is included in Part I of this report under the heading "Management." Information regarding the directors of the Company is set forth below.

       Name           Age                       Position
       ----           ---                       --------
William J. Gervais...  58  Chief Executive Officer, President  and Director

Richard A. Nelson....  58  Vice President - Engineering, Secretary and Director

Bruce E. Gladstone...  66  Director

Robert E. Rich.......  51  Director

Trude C. Taylor......  79  Director

Robert T. Webber.....  60  Director

     William J. Gervais is a founder of Qualstar, has been our President and a director since our inception in 1984, and was elected Chief Executive Officer in January 2000. From 1984 until January 2000, Mr. Gervais also served as our Chief Financial Officer. From 1981 until 1984, Mr. Gervais was President of Northridge Design Associates, Inc., an engineering consulting firm. Mr. Gervais was a co-founder, and served as Engineering Manager from 1976 until 1981, of Micropolis Corporation, a former manufacturer of hard disk drives. Mr. Gervais earned a B.S. degree in Mechanical Engineering from California State Polytechnic University in 1967.

     Richard A. Nelson is a founder of Qualstar and has been our Vice President of Engineering, Secretary and a director since our inception in 1984. From 1974 to 1984, Mr. Nelson was self employed as an engineering consultant specializing in microprocessor technology. Mr. Nelson earned a B.S. in Electronic Engineering from California State Polytechnic University in 1966.

     Bruce E. Gladstone has been a director of Qualstar since 1994. Since April 2000, Mr. Gladstone has served as Executive Vice President of 2KSounds, Inc., a company engaged in the production and distribution of music. In 1997, Mr. Gladstone was a co-founder of ComCore Semiconductor, a fabless semiconductor company, and served as its Vice President and as a director from 1997 until its sale in 1998. From 1996 until 1997, Mr. Gladstone was a consultant in the area of high technology startup companies. In 1990, Mr. Gladstone co-founded Chronology Corporation, a company that provides tools for electronic engineers, and served as an executive officer and director from 1990 until 1995. During the period 1974 through 1990, Mr. Gladstone founded and served as chief executive officer and president of three companies providing electronic engineering and software development tools. Mr. Gladstone began his career in electrical engineering and received B.S. and M.S. degrees in Engineering from the University of California, Los Angeles in 1957 and 1962.

     Robert E. Rich has served as a director of Qualstar since January 2000.
Mr. Rich has been engaged in the private practice of law since 1975 and has been a shareholder of Stradling Yocca Carlson & Rauth, legal counsel to Qualstar, since 1984. Mr. Rich received a B.A. degree in Economics from the University of California, Los Angeles in 1972 and his J.D. degree from the University of California, Los Angeles in 1975.

     Trude C. Taylor served as a director of Qualstar from October 1989 until December 1995, and rejoined our board in January 2000. Since 1984, Mr. Taylor has been a principal of TC Associates, a private investment firm. Mr. Taylor served as Chairman of the Board, Chief Executive Officer and a director of Zehntel Corporation, an automatic electronic test equipment manufacturer, from 1984 until 1988. Mr. Taylor was a founder and served as Chief Executive Officer, President and a director of EM&M Corporation, a computer components and memory products company, from 1961 until 1984, and served as its Chairman of the Board from 1984 until 1986. Mr. Taylor served on the board of directors of Xylan Corporation until it was acquired by Alcatel S.A. in 1999, and currently serves on the board of directors of Plantronics, Inc. Mr. Taylor also serves as a trustee of Harvey Mudd College, and as an arbitrator for the New York Stock Exchange and the National Association of Securities Dealers, Inc. Mr. Taylor received a B.S. degree in Mechanical Engineering from the University of California, Los Angeles in 1949, and an M.B.A. degree from Harvard University in 1951.

     Robert T. Webber has served as a director of Qualstar since January 2000. Prior to his retirement in 1999, Mr. Webber was employed for 32 years by Lockheed-Martin Skunk Works and its predecessors, where he served in various positions, most recently as Chief Engineer and Division Manager for the Systems Requirements & Analysis Division. Mr. Webber currently serves on the executive board of the National Defense Industrial Association's Combat Survivability Division, a professional trade association. Mr. Webber received a B.S. degree in Engineering from the University of California, Los Angeles in 1963 and an M.B.A. degree from Pepperdine University in 1971.

     Directors are elected annually and hold office until the next annual meeting of shareholders and until their successors have been elected and qualified.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Qualstar's executive officers and directors, and persons who beneficially own more than ten percent of Qualstar's common stock, to file initial reports of ownership and reports of changes in ownership with the SEC and the National Association of Securities Dealers, Inc. Executive officers, directors and persons who beneficially own more than ten percent of Qualstar's common stock are required by SEC regulations to furnish Qualstar with copies of all Section 16(a) forms they file.

     Based solely upon our review of the copies of reporting forms furnished to Qualstar, and written representations that no other reports were required, we believe that all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to directors, officers and any persons holding more than ten percent of Qualstar's common stock with respect to the fiscal year ended June 30, 2001, were satisfied on a timely basis.

ITEM 11.     EXECUTIVE COMPENSATION

     The following table summarizes all compensation earned by our Chief Executive Officer and the four other most highly compensated executive officers whose total salary and bonus exceeded $100,000 for services rendered in all capacities to us during the fiscal year ended June 30, 2001. These individuals are referred to as our named executive officers in other parts of this report. The amounts shown below under "All Other Compensation" represent matching contributions under our 401(k) plan.

                           Summary Compensation Table

                                                                     Long Term Compensation Awards
                                          Annual Compensation        -----------------------------
                                      ---------------------------
    Name and Principal Position       Year  Salary ($)  Bonus ($)  Securities Underlying Options (#)  All Other Compensation ($)
-----------------------------------   ----  ----------  ---------  ---------------------------------  --------------------------
William J. Gervais                    2001   $148,000         --                      --                            --
   Chief Executive Officer            2000    145,600    $40,000                      --                            --
   and President                      1999    138,400     25,000                      --                            --

Richard A. Nelson                     2001    133,200         --                      --                        $2,002
   Vice President of Engineering      2000    131,040     20,000                      --                         1,376
                                      1999    126,720     15,000                      --                         1,354

Daniel O. Thorlakson                  2001    169,000         --                      --                         2,027
   Vice President of Operations       2000    166,400     25,000                      --                         1,444
                                      1999    155,600     20,000                      --                         1,434

Robert K. Covey                       2001    152,000         --                      --                         1,670
   Vice President of Marketing        2000    149,760     15,000                      --                         1,481
                                      1999    152,540     10,000                      --                         1,483

Matthew Natalizio/(1)/                2001    154,600         --                      --                         1,367
    Vice President and Chief          2000     69,240     15,000                  97,200                           574
     Financial Officer

----------------
(1) Mr. Natalizio became an employee of Qualstar on January 10, 2000.

Option Grants

     We did not grant any stock options to our named executive officers during the fiscal year ended June 30, 2001.

Options Exercised and Fiscal Year-End Values

     The following table sets forth information regarding options exercised by our named executive officers during the fiscal year ended June 30, 2001, the number of shares covered by both exercisable and unexercisable options as of June 30, 2001, and the value of unexercised in-the-money options held by our named executive officers as of June 30, 2001.

                Aggregated Option Exercises in Last Fiscal Year
                       and Fiscal Year-End Option Values

                                                                                                     Value of Unexercised
                                                                                                ------------------------------
                                                                                                    In-the-Money Options at
                            Number of                     Number of Securities Underlying       ------------------------------
                              Shares                    Unexercised Options at June 30, 2001          June 30, 2001/(1)/
                             Acquired         Value     ------------------------------------    ------------------------------
        Name               on Exercise      Realized      Exercisable        Unexercisable      Exercisable      Unexercisable
---------------------      -----------      --------    ---------------    -----------------    -----------      -------------
William J. Gervais              --             --                --                  --                --                --
Richard A. Nelson               --             --                --                  --                --                --
Daniel O. Thorlakson            --             --                --                  --                --                --
Robert K. Covey                 --             --                --                  --                --                --
Matthew Natalizio               --             --            24,300              72,900           $91,611          $274,833

___________________
(1) Represents the closing sale price of our common stock on June 29, 2001 ($6.55), less the exercise price per share, multiplied by the number of shares subject to the options held by the named executive officer.

Compensation of Directors

     Each of our non-employee directors receives $2,000 per quarter as compensation for his service on the Board, and is reimbursed for expenses incurred in connection with attendance at Board meetings. Non-employee directors who serve on a committee of the Board also receive $500 for each committee meeting attended, excluding telephonic meetings, that is held on a day when the full Board is not also meeting. We have in the past granted non-employee directors options to purchase shares of our common stock pursuant to our 1985 Stock Option Plan. Directors are eligible to receive options and rights to purchase restricted stock under our 1998 Stock Incentive Plan. In January 2000, we granted to each of our four non-employee directors the right to purchase 54,000 shares of restricted stock at a price of $2.78 per share, which each director purchased with a full-recourse promissory note. We have the right to repurchase a director's restricted shares at the original purchase price upon termination of his service for any reason. Our repurchase right lapses and the director's shares vest at the rate of 25% per year of service following the date of grant.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     During the fiscal year ended June 30, 2001, the members of the Compensation Committee of our Board of Directors were Bruce E. Gladstone, Trude C. Taylor and Robert T. Webber. No executive officer serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information with respect to the beneficial ownership of our common stock as of September 30, 2001 for:

     . each person (or group of affiliated persons) who we know beneficially owns more than 5% of our common stock;

     .  each of our directors;

     .  each of the named executive officers; and

     .  all of our directors and executive officers as a group.

     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Except as indicated by footnote, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of common stock subject to options currently exercisable or exercisable within 60 days of September 30, 2001, are deemed outstanding for computing the percentage of the person holding such options, but are not deemed outstanding for computing the percentage of any other person. The address for those individuals for which an address is not otherwise indicated is: c/o Qualstar Corporation, 3990-B Heritage Oak Court, Simi Valley, CA 93063.

------------------------------------------------------------   Shares Beneficially     Percent of Shares
                  Name of Beneficial Owner                            Owned               Outstanding
------------------------------------------------------------   -------------------     -----------------
William J. Gervais..........................................        2,969,850                23.5%
Richard A. Nelson...........................................        2,097,750                16.6%
Daniel O. Thorlakson........................................          302,100                 2.4%
Robert K. Covey.............................................          182,000                 1.4%
Matthew Natalizio(1)........................................           39,300                 0.3%
Bruce E. Gladstone(2).......................................           54,000                 0.4%
Robert E. Rich(2)...........................................          131,400                 1.0%
Trude C. Taylor(2)..........................................          201,920                 1.6%
Robert T. Webber(2).........................................          108,000                 0.9%
All directors and officers as a group (9 persons)(3)........        6,086,320                48.2%

-----------
(1) Includes 24,300 shares subject to stock options that are currently exercisable or exercisable within 60 days of, September 30, 2001.

(2) Includes 40,500 shares that we have the right to repurchase if the shareholder's service on our board of directors terminates. Our repurchase right lapses as to 13,500 shares for each year of service on the board and will fully lapse as of January 14, 2004.

(3) Includes 24,300 shares subject to stock options that are currently exercisable or exercisable within 60 days of September 30, 2001, and an aggregate of 162,000 shares subject to a right of repurchase in favor of Qualstar which lapses as to 54,000 shares each year and will fully lapse as of January 14, 2004.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In January 2000 each of our four non-employee directors purchased 54,000 shares of restricted stock pursuant to our 1998 Stock Incentive Plan at a price of $2.78 per share, which was the fair market value of our stock on the date of grant as determined by our board of directors. Each director paid for his shares with a full-recourse promissory note in the amount of $150,000, secured by a pledge of the purchased shares. Payments of principal on the notes are due in four equal annual installments commencing on the second anniversary of the date of the note. Interest on the notes accrues at the rate of 6.21%, and is payable annually. As of September 30, 2001, the remaining principle balances owed under these promissory notes were $150,000 by Mr. Gladstone, $112,500 by Mr. Rich, $112,500 by Mr. Taylor, and $112,500 by Mr. Webber.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  October 26, 2001      QUALSTAR CORPORATION


                              By:  /s/ William J. Gervais
                                   -------------------------------------
                                   William J. Gervais
                                   Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment on Form 10K/A has been signed below by the following persons in the capacities and on the dates indicated.

                  SIGNATURE                                              TITLE                                     DATE
                  ---------                                              -----                                     ----
          /s/   William J. Gervais               Chief Executive Officer, President and Director             October 26, 2001
--------------------------------------------     (principal executive officer)
             William J. Gervais

          /s/   Richard A. Nelson                Vice President of Engineering, Secretary and Director       October 26, 2001
--------------------------------------------
              Richard A. Nelson

           /s/   Matthew Natalizio               Vice President and Chief Financial Officer (principal       October 26, 2001
--------------------------------------------     financial and accounting officer)
              Matthew Natalizio

          /s/   Bruce E. Gladstone               Director                                                    October 26, 2001
--------------------------------------------
             Bruce E. Gladstone

           /s/   Trude C. Taylor                 Director                                                    October 26, 2001
--------------------------------------------
              Trude C. Taylor

           /s/   Robert E. Rich                  Director                                                    October 26, 2001
--------------------------------------------
              Robert E. Rich

          /s/   Robert T. Webber                 Director                                                    October 26, 2001
--------------------------------------------
             Robert T. Webber