Form 10-Q
period 2001-09-30
QUALSTAR CORP
filed 2001-11-14
CIK 758938

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                ---------------
                                   FORM 10-Q
                                ---------------

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2001

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________


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

                               [X] Yes    [ ] No

The total shares of common stock without par value outstanding at November 12, 2001 is 12,600,751.

                               Table of Contents

--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements...............................................   3
         Condensed balance sheets as of June 30, 2001 and September 30,
          2001..............................................................   3
         Condensed statements of income for the three months ended
          September 30, 2000 and 2001.......................................   4
         Condensed statements of cash flows for the three months ended
          September 30, 2000 and 2001.......................................   5
         Condensed statement of changes in shareholders' equity for the
          three months ended September 30, 2001.............................   6
         Notes to interim condensed financial statements....................   7

ITEM 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................   8

ITEM 3.  Qualitative and Quantitative Disclosures About Market Risk.........  10

PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K...................................  10

         Signatures.........................................................  11




--------------------------------------------------------------------------------
                                                                          Page 2

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              QUALSTAR CORPORATION
                            CONDENSED BALANCE SHEETS
                      JUNE 30, 2001 AND SEPTEMBER 30, 2001
                                 (in thousands)


                                                               JUNE 30,    SEPTEMBER 30,
                                                                 2001         2001
                                                           -------------   -------------
                 ASSETS                                                    (Unaudited)
Current assets:
   Cash and cash equivalents................................     $20,809         $13,881
   Marketable securities....................................       6,278          13,473
   Accounts receivable, net of allowances of $470
     at June 30, 2001 and $540 at September 30, 2001........       6,379           6,583
   Inventories..............................................      10,632          10,311
   Prepaid expenses and other current assets................         400             468
   Prepaid income taxes.....................................         927             272
   Deferred income taxes....................................       1,041           1,041
                                                                 -------         -------
     Total current assets...................................      46,466          46,029
                                                                 -------         -------
Property and equipment, net.................................       1,126           1,166
Other assets................................................         286             278
                                                                 -------         -------
                                                                 $47,878         $47,473
                                                                 =======         =======

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable.........................................     $ 2,374         $   898
   Accrued payroll and related liabilities..................         227             342
   Other accrued liabilities................................         483             272
                                                                 -------         -------
       Total current liabilities............................       3,084           1,512
                                                                 -------         -------
Deferred income taxes.......................................         105             105

Shareholders' equity:
   Preferred stock, no par value; 5,000 shares authorized;
     no shares issued.......................................          --              --
   Common stock, no par value; 50,000 shares authorized,
     12,601 shares issued and outstanding at June 30, 2001
     and September 30, 2001.................................      20,691          20,691
   Deferred compensation....................................      (1,061)           (954)
   Notes from directors.....................................        (512)           (510)
   Accumulated other comprehensive income(loss).............          60             (49)
   Retained earnings........................................      25,511          26,678
                                                                 -------         -------
       Total shareholders' equity...........................      44,689          45,856
                                                                 -------         -------
                                                                 $47,878         $47,473
                                                                 =======         =======


See the accompanying notes to these condensed financial statements.

                             QUALSTAR CORPORATION
                         CONDENSED STATEMENTS OF INCOME
                 THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001
                    (in thousands, except per share amounts)
                                  (UNAUDITED)



                                                  THREE MONTHS ENDED
                                                     SEPTEMBER 30,
                                                ----------------------
                                                  2000           2001
                                                -------        -------
Net revenues.................................   $13,853        $ 8,797
Cost of goods sold...........................     8,732          5,467
                                                -------        -------
   Gross profit..............................     5,121          3,330
                                                -------        -------
Operating expenses:
   Research and development..................       195            469
   Selling and marketing.....................       775            505
   General and administrative................       669            832
                                                -------        -------
   Total operating expenses..................     1,639          1,806
                                                -------        -------
Income from operations.......................     3,482          1,524
Interest income..............................       311            298
                                                -------        -------
Income before provision for income taxes.....     3,793          1,822
Provision for income taxes...................     1,480            655
                                                -------        -------
Net income...................................   $ 2,313        $ 1,167
                                                =======        =======

Basic earnings per share.....................     $0.19          $0.09
                                                =======        =======

Diluted earnings per share...................     $0.18          $0.09
                                                =======        =======

Shares used  to compute earnings per share:

Basic........................................    12,331         12,439
                                                =======        =======

Diluted......................................    12,633         12,643
                                                =======        =======


See the accompanying notes to these condensed financial statements.

                              QUALSTAR CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001
                                 (in thousands)
                                  (UNAUDITED)



                                                          2000       2001
                                                         -------    -------
OPERATING ACTIVITIES:
   Net income.........................................   $ 2,313    $ 1,167
   Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization..................        50         69
       Amortization of deferred compensation..........       111        107
       Provision for bad debts and returns............        --         78
       Accrued interest on directors' notes...........        (9)        (7)
       Changes in operating assets and liabilities:
         Accounts receivable..........................        34       (282)
         Inventories..................................      (380)       321
         Prepaid expenses and other assets............       (82)       (60)
         Prepaid income taxes.........................     1,679        655
         Accounts payable.............................       589     (1,476)
         Accrued liabilities..........................      (324)       (96)
                                                         -------    -------
Net cash provided by operating activities.............     3,981        476
                                                         -------    -------
INVESTING ACTIVITIES:
   Purchases of equipment and leasehold improvements..        (7)      (109)
   Purchases of marketable securities.................        --     (7,304)
                                                         -------    -------
Net cash used in investing activities.................        (7)    (7,413)
                                                         -------    -------
FINANCING ACTIVITIES:
   Proceeds from issuance of common stock,
       net of offering costs..........................     2,284         --
   Proceeds from exercise of stock options............         5         --
   Interest payment on directors' note................        --          9
                                                         -------    -------
Net cash provided by financing activities.............     2,289          9
                                                         -------    -------
Net increase(decrease) in cash and cash equivalents...     6,263     (6,928)

Cash and cash equivalents at beginning of period......    18,976     20,809
                                                         -------    -------
Cash and cash equivalents at end of period............   $25,239    $13,881
                                                         =======    =======
Supplemental cash flow disclosures:
   Income taxes paid..................................   $    --    $    --
                                                         =======    =======


See the accompanying notes to these condensed financial statements.

                              QUALSTAR CORPORATION
             CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     THREE MONTHS ENDED SEPTEMBER 30, 2001
                                 (in thousands)
                                  (UNAUDITED)

                                                                                          ACCUMULATED
                           PREFERRED STOCK    COMMON STOCK                      NOTES        OTHER
                           ---------------   ---------------      DEFERRED       FROM    COMPREHENSIVE    RETAINED
                           SHARES   AMOUNT   SHARES   AMOUNT    COMPENSATION  DIRECTORS     INCOME        EARNINGS     TOTAL
                           ------   ------   ------   ------    ------------  ---------  -------------    --------     -----
Balance at July 1, 2001....    --   $  --    12,601    $20,691      $(1,061)      $(512)     $  60         $25,511      $44,689
Amortization of deferred
 compensation..............    --      --        --         --          107          --         --             --          107
Accrued interest on
 directors' notes..........    --      --        --         --           --          (7)        --             --           (7)
Receipt of interest,
 payment on directors
 notes.....................    --      --       --         --           --           9         --             --            9
Comprehensive Income:
Change in unrealized gains
 on investments............    --      --       --         --           --          --       (109)            --         (109)
Net income.................    --      --       --         --           --          --         --          1,167        1,167
                             ----   -----   ------    -------      -------      ------       -----       -------      -------
Comprehensive Income.......    --      --       --         --           --          --         --             --        1,058
                             ----   -----   ------    -------      -------      ------       -----       -------      -------
Balance at September 30,
 2001......................   --    $  --   12,601    $20,691      $  (954)      $(510)     $ (49)       $26,678      $45,856
                             ====   =====   ======    =======      =======      ======      =====        =======      =======

      See the accompanying notes to these condensed financial statements.

                              QUALSTAR CORPORATION
                NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                    (in thousands, except per share amounts)
                                  (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

      The accompanying condensed financial statements are unaudited, except for the balance sheet at June 30, 2001 which is derived from our audited financial statements, and should be read in conjunction with the financial statements and related notes included in Qualstar Corporation's ("Qualstar," "us," "we," or "our") Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on September 28, 2001. In the opinion of management, these unaudited condensed financial statements include all adjustments, consisting primarily of normal recurring items, which are necessary for the fair presentation of Qualstar's financial position as of September 30, 2001, results of operations for the three months ended September 30, 2000 and 2001, and cash flows for the three months ended September 30, 2000 and 2001. Operating results for the three month period ended September 30, 2001 are not necessarily indicative of results to be expected for a full year.

NOTE 2. EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted net income per share for the three months ended September 30, 2000 and 2001:



                                                   THREE MONTHS ENDED
                                                      September 30,
                                                   ------------------
                                                     2000      2001
                                                   -------   --------

Numerator:
 Net income......................................  $ 2,313   $ 1,167
Denominator:
 Denominator for basic net income per share
  -- weighted average shares.....................   12,331    12,439
 Dilutive potential common shares from employee
  stock options and restricted stock.............      302       204
                                                   -------   -------

 Denominator for diluted net income per share
  -- adjusted weighted average shares and
  assumed conversions............................   12,633    12,643
                                                   -------   -------

Basic net income per share.......................  $  0.19   $  0.09
                                                   =======   =======

Diluted net income per share.....................  $  0.18   $  0.09
                                                   =======   =======

NOTE 3. MARKETABLE SECURITIES

      Marketable securities consist primarily of high-quality U.S. corporate securities. These securities are classified in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. All of the Company's marketable securities were classified as available-for-sale at September 30, 2001.

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


NOTE 4. INVENTORIES

      Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventory is comprised as follows:


                             JUNE 30, 2001     SEPTEMBER 30, 2001
                             -------------     ------------------

        Raw materials....       $ 9,001             $ 8,431
        Finished goods...         1,631               1,880
                                -------             -------
                                $10,632             $10,311
                                =======             =======

NOTE 5. COMPREHENSIVE INCOME

      For the three months ended September 30, 2001 and 2000, comprehensive income amounted to approximately $1.1 million and $2.3 million, respectively. The difference between net income and comprehensive income relates to the changes in the unrealized losses or gains the Company recorded for its available-for-sale securities.

NOTE 6. CREDIT FACILITY

      Qualstar has an unsecured line of credit with a bank that allows for borrowings of up to $0.8 million at the bank's reference rate (6.75% as of June 30, 2001 and 6.0% as of September 30, 2001), plus 1.25%. The line of credit agreement expired on November 1, 2001 and was not renewed. As of June 30, 2001 and September 30, 2001, Qualstar had not borrowed against the line of credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements inherently are subject to risks and uncertainties, some of which we cannot predict or quantify. Our actual results may differ materially from the results projected in the forward-looking statements. Factors that might cause such a difference, include, but are not limited to, those discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2001 in "ITEM 1 Business," including the section therein entitled "Risk Factors," and in ITEM 7 Management's Discussion and Analysis of Financial Condition and Results of Operations." You generally can identify forward-looking statements by the use of forward-looking terminology such as "believes," "may," "expects," "intends," "estimates," "anticipates," "plans," "seeks," or "continues," or the negative thereof or variations thereon or similar terminology. We disclaim any obligation to update or revise these forward-looking statements to reflect the occurrence of events or circumstances in the future.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000.

      NET REVENUES. Revenues are recognized upon shipment of the product to the customer, less estimated returns, for which provision is made at the time of sale.

Net revenues for the three months ended September 30, 2001 were $8.8 million, a decrease of 36.5% compared to net revenues of $13.9 million for the three months ended September 30, 2000. This decrease in revenues was due primarily to a slow down in market spending on internet infrastructure, telecommunication and storage back-up solutions. This slow down was partially evident following the terrorist attacks on September 11, 2001. Orders for our products dropped significantly during the last three weeks of the quarter ended September 30, 2001, but have returned to pre-attack levels during October 2001. Although the selling prices of our tape libraries remained relatively stable during both periods, the selling prices of tape media and drives declined during the third and fourth quarter of the fiscal year ended June 30, 2001, resulting in an overall lower price for our libraries. The decline in the selling prices of tape drives and media is the result of these items being placed in general distribution by the manufacturer.

     GROSS PROFIT. Gross profit was $3.3 million or 37.9% of net revenues for the three months ended September 30, 2001 compared to $5.1 million or 37.0% for the three months ended September 30, 2000, representing a decrease of 35.0%. The increase in gross profit margin as a percentage of net revenues is primarily the result of higher sales of larger tape libraries. In general, larger tape libraries have higher gross profit margins as a percentage of sales. Partially offsetting the increased margin on sales of our larger libraries, was a general decrease in the selling prices of tape media and tape drives. We expect our gross margins to decline slightly during future periods as a result of our entry into the rack mount library market. Rack mount libraries are generally smaller libraries that have lower profit margins.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist of engineering salaries, benefits, purchased parts and supplies used in development activities. Research and development expenses for the three months ended September 30, 2001 were $0.5 million or 5.3% of revenues as compared to $0.2 million and 1.4% of revenues for the three months ended September 30, 2000. Our higher research and development spending reflects our efforts to increase the rate of flow of new products to market.

     SELLING AND MARKETING. Selling and marketing expenses consist primarily of employee salaries and benefits, sales commissions, trade show costs, advertising, technical support and travel related expenses. Selling and marketing expenses for the three months ended September 30, 2001 were $0.5 million, a decrease of $0.3 million compared to the three months ended September 30, 2000. Selling and marketing expenses as a percentage of net sales was 5.7% for the three months ended September 30, 2001 as compared to 5.6% for the three months ended September 30, 2000. We anticipate selling and marketing expenses will remain stable as a percentage of sales for the second quarter of fiscal year 2002.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of employee salaries and benefits, deferred compensation related to equity incentives, provisions for doubtful accounts and returns and professional service fees. General and administrative expenses for the three months ended September 30, 2001 increased to $0.8 million, or 9.5% of revenues, as compared to $0.7 million or 4.8% of revenues, for the three months ended September 30, 2000. Although total general and administrative expenses did not increase significantly, the level of general and administrative expenses as a percentage of revenues did notably increase. This increase is primarily due to an overall decrease in sales levels without corresponding reductions in general and administrative spending. We do not anticipate that general and administrative expenses will significantly increase in the second fiscal quarter.

     PROVISION FOR INCOME TAXES. The provision for income taxes was $0.7 million or 35.9% of pre-tax income, for the three months ended September 30, 2001, compared to $1.5 million, or 39.0% of pre-tax income, for the three months ended March, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have funded our capital requirements with cash flows from operations. Cash flows provided by operating activities were $0.5 million and $4.0 million for the first three months of fiscal 2002 and 2001, respectively. In each of these periods, operating cash was primarily provided by net income.

     Cash flows used in investing activities have increased in the first three months of fiscal year 2001 to $7.4 million. For the three months ended September 30, 2000, there were no significant cash flows used in investing activities. This increase was due to significant purchases of marketable securities in the first quarter of fiscal year 2002 with no such purchases made during the three months ended September 30, 2000.

     There were no significant cash flows used or provided from financing activities during the first three months of fiscal 2002. Cash flows provided by financing activities during the first three months of fiscal 2001 were $2.3 million, and were primarily the result of the sale by Qualstar in July, 2000 of 375,000 shares of our common stock at $7.00 per share pursuant to the exercise by the underwriters of our initial public offering of their over-allotment option.

     Due to our strong cash position, we allowed our $0.8 million unsecured line of credit to expire on November 1, 2001. We did not renew this credit line.

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


                          PART II - OTHER INFORMATION

ITEM 6.      Exhibits and Reports on Form 8-K.

             (b) No Reports on Form 8-K were filed during the fiscal quarter ended September 30, 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         QUALSTAR CORPORATION


Dated:  November 14, 2001                  /s/  William J. Gervais
                                         ---------------------------------------
                                         William J. Gervais, President
                                         and Chief Executive Officer

Dated:  November 14, 2001                 /s/ Matthew Natalizio
                                         ---------------------------------------
                                         Matthew Natalizio, Chief Financial
                                         Officer