Form 10-Q
period 2001-12-31
QUALSTAR CORP
filed 2002-02-14
CIK 758938

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                ---------------
                                   FORM 10-Q
                                ---------------

   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 2001

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

                               [X] Yes    [_] No

The total shares of common stock without par value outstanding at February 14, 2002 is 12,620,326.

                               Table of Contents


--------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements..............................................   3
 Condensed balance sheets as of June 30, 2001 and December 31, 2001........   3
 Condensed statements of income for the three months and six months ended
  December 31, 2000 and 2001...............................................   4
 Condensed statements of cash flows for the six months ended
  December 31, 2000 and 2001...............................................   5
 Condensed statement of changes in shareholders' equity for the
  six months ended December 31, 2001.......................................   6
 Notes to interim condensed financial statements...........................   7

ITEM 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................   8

ITEM 3.  Qualitative and Quantitative Disclosures About Market Risk........  11

PART II. OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders...............  11

ITEM 6.  Exhibits and Reports on Form 8-K..................................  11


     Signatures............................................................  12

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             QUALSTAR CORPORATION
                           CONDENSED BALANCE SHEETS
                      JUNE 30, 2001 AND DECEMBER 31, 2001
                                (in thousands)


                                                                 JUNE 30,    DECEMBER 31,
                                                                   2001         2001
                                                               -----------   -----------
                                                                             (Unaudited)
                               ASSETS
Current assets:
 Cash and cash equivalents................................     $20,809        $17,466
 Marketable securities....................................       6,278         12,722
 Accounts receivable, net of allowances of $470
  at June 30, 2001 and $540 at December 31, 2001..........       6,379          6,932
 Inventories..............................................      10,632          8,903
 Prepaid expenses and other current assets................         400            529
 Prepaid income taxes.....................................         927             --
 Deferred income taxes....................................       1,041          1,041
                                                               -------        -------
  Total current assets....................................      46,466         47,593
                                                               -------        -------
Property and equipment, net...............................       1,126          1,139
Other assets..............................................         286            254
                                                               -------        -------
                                                               $47,878        $48,986
                                                               =======        =======

   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable.........................................     $ 2,374        $   957
 Accrued payroll and related liabilities..................         227            277
 Income taxes payable.....................................          --            278
 Other accrued liabilities................................         483            246
                                                               -------        -------
  Total current liabilities...............................       3,084          1,758
                                                               -------        -------
Deferred income taxes.....................................         105            105

Shareholders' equity:
 Preferred stock, no par value; 5,000 shares authorized;
  no shares issued........................................          --             --
 Common stock, no par value; 50,000 shares authorized,
  12,601 shares issued and outstanding at June 30, 2001
  and December 31, 2001...................................      20,691         20,691
 Deferred compensation....................................      (1,061)          (847)
 Notes from directors.....................................        (512)          (518)
 Accumulated other comprehensive income(loss).............          60            (89)
 Retained earnings........................................      25,511         27,886
                                                               -------        -------
   Total liabilities and shareholders' equity.............      44,689         47,123
                                                               -------        -------
                                                               $47,878        $48,986
                                                               =======        =======


See the accompanying notes to these condensed financial statements.

                              QUALSTAR CORPORATION
                         CONDENSED STATEMENTS OF INCOME
          THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 2001
                    (in thousands, except per share amounts)
                                  (UNAUDITED)


                                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                                            DECEMBER 31,                 DECEMBER 31,
                                                       ----------------------      ----------------------
                                                         2000         2001           2000         2001
                                                       ---------    ---------      ---------    ---------
Net revenues.........................................  $  15,510    $  10,031      $  29,363    $  18,828
Cost of goods sold...................................      9,765        6,233         18,497       11,700
                                                       ---------    ---------      ---------    ---------
 Gross profit........................................      5,745        3,798         10,866        7,128
                                                       ---------    ---------      ---------    ---------
Operating expenses:
 Research and development............................        293          521            488          990
 Selling and marketing...............................      1,231          803          2,006        1,308
 General and administrative..........................        773          894          1,442        1,726
                                                       ---------    ---------      ---------    ---------
 Total operating expenses                                  2,297        2,218          3,936        4,024
                                                       ---------    ---------      ---------    ---------
Income from operations...............................      3,448        1,580          6,930        3,104
Interest income......................................        338          328            649          626
                                                       ---------    ---------      ---------    ---------
Income before provision for income taxes.............      3,786        1,908          7,579        3,730
Provision for income taxes...........................      1,488          700          2,968        1,355
                                                       ---------    ---------      ---------    ---------
Net income...........................................  $   2,298    $   1,208      $   4,611    $   2,375
                                                       =========    =========      =========    =========

Basic earnings per share.............................  $    0.19    $    0.10      $    0.38    $    0.19
                                                       =========    =========      =========    =========

Diluted earnings per share...........................  $    0.18    $    0.10      $    0.36    $    0.19
                                                       =========    =========      =========    =========

Shares used  to compute earnings per share:

Basic................................................     12,331       12,439         12,292       12,439
                                                       =========    =========      =========    =========

Diluted..............................................     12,633       12,663         12,650       12,653
                                                       =========    =========      =========    =========

      See the accompanying notes to these condensed financial statements.

                              QUALSTAR CORPORATION
                      CONDENSED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED DECEMBER 31, 2000 AND 2001
                                 (in thousands)
                                  (UNAUDITED)

                                                                  2000        2001
                                                               ---------    ---------
OPERATING ACTIVITIES:
   Net income...............................................   $   4,611    $   2,375
   Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization........................         107          140
       Amortization of deferred compensation................         222          214
       Provision for bad debts and returns..................          --           87
       Accrued interest on directors' notes.................         (19)         (15)
       Changes in operating assets and liabilities:
         Accounts receivable................................         (70)        (640)
         Inventories........................................         (57)       1,729
         Prepaid expenses and other assets..................        (275)         (97)
         Prepaid income taxes and income taxes payable......        (255)       1,205
         Accounts payable...................................         738       (1,417)
         Accrued liabilities................................        (111)        (237)
                                                               ---------    ---------
Net cash provided by operating activities...................       4,891        3,394
                                                               ---------    ---------
INVESTING ACTIVITIES:
   Purchases of equipment and leasehold improvements........        (462)        (153)
   Purchases of marketable securities.......................          --       (6,593)
                                                               ---------    ---------
Net cash used in investing activities.......................        (462)      (6,746)
                                                               ---------    ---------
FINANCING ACTIVITIES:
   Proceeds from issuance of common stock,
       net of offering costs................................       2,284           --
   Proceeds from exercise of stock options..................           5           --
   Interest payment on director's note......................          --            9
                                                               ---------    ---------
Net cash provided by financing activities...................       2,289            9
                                                               ---------    ---------
Net increase(decrease) in cash and cash equivalents.........       6,718       (3,343)

Cash and cash equivalents at beginning of period............      18,976       20,809
                                                               ---------    ---------
Cash and cash equivalents at end of period..................   $  25,694    $  17,466
                                                               =========    =========
Supplemental cash flow disclosures:
   Income taxes paid........................................   $   2,230    $     150
                                                               =========    =========

      See the accompanying notes to these condensed financial statements.

                              QUALSTAR CORPORATION
             CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                       SIX MONTHS ENDED DECEMBER 31, 2001
                                 (in thousands)
                                  (UNAUDITED)


                               PREFERRED STOCK        COMMON STOCK                                ACCUMULATED
                             -------------------  --------------------                  NOTES       OTHER
                                                                          DEFERRED      FROM     COMPREHENSIVE  RETAINED
                               SHARES    AMOUNT    SHARES      AMOUNT   COMPENSATION  DIRECTORS     INCOME      EARNINGS     TOTAL
                             ----------  -------  ---------  ---------  ------------  ---------  -------------  --------   --------
Balance at July 1, 2001..... $       --  $    --  $  12,601  $  20,691  $     (1,061) $    (512) $          60  $ 25,511   $ 44,689
Amortization of deferred
 compensation...............         --       --         --         --           214         --             --        --        214
Accrued interest on
 directors' notes...........         --       --         --         --            --        (15)            --        --        (15)
Receipt of interest
 payment on director's
 note.......................         --       --         --         --            --          9             --        --          9
Comprehensive Income:
 Change in unrealized gains
   on investments...........         --       --         --         --            --         --           (149)       --       (149)
 Net income.................         --       --         --         --            --         --             --     2,375      2,375
                                                                                                                           --------
 Comprehensive Income.......                                                                                                  2,226
                             ----------  -------  ---------  ---------  ------------  ---------  -------------  --------   --------
Balance at December 31,
 2001....................... $       --  $    --  $  12,601  $  20,691  $       (847) $    (518) $         (89) $ 27,886   $ 47,123
                             ==========  =======  =========  =========  ============  =========  =============  ========   ========

      See the accompanying notes to these condensed financial statements.

                             QUALSTAR CORPORATION
                NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                               DECEMBER 31, 2001
                   (in thousands, except per share amounts)
                                  (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

         The accompanying condensed financial statements are unaudited, except for the balance sheet at June 30, 2001 which is derived from our audited financial statements, and should be read in conjunction with the financial statements and related notes included in Qualstar Corporation's ("Qualstar," "us," "we," or "our") Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on September 28, 2001. In the opinion of management, these unaudited condensed financial statements include all adjustments, consisting primarily of normal recurring items, which are necessary for the fair presentation of Qualstar's financial position as of December 31, 2001, results of operations for the three and six months ended December 31, 2000 and 2001, and cash flows for the six months ended December 31, 2000 and 2001. Operating results for the three and six month periods ended December 31, 2001 are not necessarily indicative of results to be expected for a full year.

NOTE 2. EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted net income per share for the three months and six months ended December 31, 2000 and 2001:

                                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                                     DECEMBER 31,                     DECEMBER 31,
                                                   ------------------          -------------------------
                                                    2000        2001             2000              2001
                                                   -------    -------          -------           -------
Numerator:
 Net income......................................  $ 2,298    $ 1,208          $ 4,611           $ 2,375
Denominator:
 Denominator for basic net income per share
  -- weighted average shares.....................   12,331     12,439           12,292            12,439
 Dilutive potential common shares from employee
  stock options and restricted stock.............      302        224              358               214
                                                   -------    -------          -------           -------

 Denominator for diluted net income per share
  -- adjusted weighted average shares and
  assumed conversions............................   12,633     12,663           12,650            12,653
                                                   -------    -------          -------           -------

Basic net income per share.......................  $  0.19    $  0.10          $  0.38           $  0.19
                                                   =======    =======          =======           =======

Diluted net income per share.....................  $  0.18    $  0.10          $  0.36           $  0.19
                                                   =======    =======          =======           =======

NOTE 3. MARKETABLE SECURITIES

         Marketable securities consist primarily of high-quality U.S. corporate securities. These securities are classified in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. All of the Company's marketable securities were classified as available-for-sale at June 30, 2001 and December 31, 2001.

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

NOTE 4.  INVENTORIES

          Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventory is comprised as follows:


                               JUNE 30, 2001       DECEMBER 31, 2001
                               -------------       -----------------
     Raw materials...........  $       9,001       $           7,020
     Finished goods..........          1,631                   1,883
                               -------------       -----------------
                               $      10,632       $           8,903
                               =============       =================

NOTE 5.  COMPREHENSIVE INCOME

       For the six months ended December 31, 2000 and 2001, comprehensive income amounted to approximately $4.6 million and $2.2 million, respectively. The difference between net income and comprehensive income relates to the changes in the unrealized losses or gains the Company recorded for its available-for-sale securities.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000.

       NET REVENUES. Revenues are recognized upon shipment of the product to the customer, less estimated returns, for which provision is made at the time of sale.

Net revenues for the three months ended December 31, 2001 were $10.0 million, a decrease of 35.3% compared to net revenues of $15.5 million for the three months ended December 31, 2000. This decrease in revenues was due primarily to a slow down in market spending on internet infrastructure, telecommunication and storage back-up solutions. Although the selling prices of our tape libraries remained relatively stable during both periods, the selling prices of tape media and drives declined during the third and fourth quarter of the fiscal year ended June 30, 2001, resulting in an overall lower price for our libraries. The decline in the selling prices of tape drives and media is the result of these items being placed in general distribution by the manufacturer.

     GROSS PROFIT. Gross profit was $3.8 million or 37.9% of net revenues for the three months ended December 31, 2001 compared to $5.7 million or 37.0% for the three months ended December 31, 2000, representing a decrease of 33.9%. Our gross margin is partially a function of the mix of products sold. Generally, larger tape libraries have higher gross profit margins as a percentage of sales. The increase in gross profit margin as a percentage of net revenues is primarily the result of higher sales of larger tape libraries. Partially offsetting the increased margin on sales of our larger libraries, was a general decrease in the selling prices of tape media and tape drives. We expect our gross margins to remain stable for the third and fourth quarters of fiscal year 2002.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist of engineering salaries, benefits, purchased parts and supplies used in development activities. Research and development expenses for the three months ended December 31, 2001 were $0.5 million or 5.2% of revenues as compared to $0.3 million and 1.3% of revenues for the three months ended December 31, 2000. Our higher research and development spending reflects our efforts to increase the rate of flow of new products to market.

     SELLING AND MARKETING. Selling and marketing expenses consist primarily of employee salaries and benefits, sales commissions, trade show costs, advertising, technical support and travel related expenses. Selling and marketing expenses for the three months ended December 31, 2001 were $0.8 million, a decrease of $0.4 million compared to the three months ended December 31, 2000. Selling and marketing expenses as a percentage of net sales was 8.0% for the three months ended December 31, 2001 consistent with 7.9% for the three months ended December 31, 2000. We anticipate selling and marketing expenses will remain stable as a percentage of sales for the third quarter of fiscal year 2002.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of employee salaries and benefits, deferred compensation related to equity incentives, provisions for doubtful accounts and returns and professional service fees. General and administrative expenses for the three months ended December 31, 2001 increased to $0.9 million, or 8.9% of revenues, as compared to $0.8 million or 5.0% of revenues, for the three months ended December 31, 2000. Although total general and administrative expenses did not increase significantly, the level of general and administrative expenses as a percentage of revenues did notably increase. This increase is primarily due to an overall decrease in sales levels without corresponding reductions in general and administrative spending. We do not anticipate that general and administrative expenses will significantly increase in the third fiscal quarter.

     PROVISION FOR INCOME TAXES. The provision for income taxes was $0.7 million or 36.7% of pre-tax income, for the three months ended December 31, 2001, compared to $1.5 million, or 39.3% of pre-tax income, for the three months ended December 31, 2000.

Six Months Ended December 31, 2001 Compared to Six Months Ended December 31,
2000.

     NET REVENUES. Net revenues for the six months ended December 31, 2001 were $18.8 million, a decrease of 35.9% compared to net revenues of $29.4 million for the six months ended December 31, 2000. This decrease in revenues was due primarily to a slow down in market spending on internet infrastructure, telecommunication and storage back-up solutions. Although the selling prices of our tape libraries remained relatively stable during both periods, the selling prices of tape media and drives declined during the third and fourth quarter of the fiscal year ended June 30, 2001, resulting in an overall lower price for our libraries. The decline in the selling prices of tape drives and media is the result of these items being placed in general distribution by the manufacturer.

     GROSS PROFIT. Gross profit was $7.1 million or 37.9% of net revenues for the six months ended December 31, 2001 compared to $10.9 million or 37.0% for the six months ended December 31, 2000, representing a decrease of 34.4%. Our gross margin is partially a function of the mix of products sold. Generally, larger tape libraries have higher gross profit margins as a percentage of sales. The increase in gross profit margin as a percentage of net revenues is primarily the result of higher sales of larger tape libraries. Partially offsetting the increased margin on sales of our larger libraries, was a general decrease in the selling prices of tape media and tape drives.

     RESEARCH AND DEVELOPMENT. Research and development expenses for the six months ended December 31, 2001 were $1.0 million or 5.3% of revenues as compared to $0.5 million and 1.7% of revenues for the six months ended December 31, 2000. Our higher research and development spending reflects our efforts to increase the rate of flow of new products to market.

     SELLING AND MARKETING. Selling and marketing expenses for the six months ended December 31, 2001 were $1.3 million, a decrease of $0.7 million compared to the six months ended December 31, 2000. Selling and marketing expenses as a percentage of net sales was 6.9% for the six months ended December 31, 2001 consistent with 6.8% for the six months ended December 31, 2000.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses for the six months ended December 31, 2001 increased to $1.7 million, or 9.2% of revenues, as compared to $1.4 million or 4.9% of revenues, for the six months ended December 31, 2000. Although total general and administrative expenses did not increase significantly, the level of general and administrative expenses as a percentage of revenues did notably increase. This increase is primarily due to an overall decrease in sales levels without corresponding reductions in general and administrative spending.

     PROVISION FOR INCOME TAXES. The provision for income taxes was $1.4 million or 36.3% of pre-tax income, for the six months ended December 31, 2001, compared to $3.0 million, or 39.2% of pre-tax income, for the six months ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have funded our capital requirements with cash flows from operations. Cash flows provided by operating activities were $3.4 million and $4.9 million for the first six months of fiscal 2002 and 2001, respectively. In each of these periods, operating cash was primarily provided by net income.

     Cash flows used in investing activities have increased in the first six months of fiscal year 2002 to $6.7 million as compared to $0.5 million for the six months ended December 31, 2000. This increase was due to significant purchases of marketable securities in the first quarter of fiscal year 2002 with no such purchases made during the six months ended December 31, 2000.

     There were no significant cash flows used or provided from financing activities during the first six months of fiscal 2002. Cash flows provided by financing activities during the first six months of fiscal 2001 were $2.3 million, and were primarily the result of the sale by Qualstar in July, 2000 of 375,000 shares of our common stock at $7.00 per share pursuant to the exercise by the underwriters of our initial public offering of their over-allotment option.

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


                          PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders.

     The following matters were voted upon at the Annual Meeting of Stockholders of the Company held on February 5, 2002:

  1. The following persons were elected as directors to serve a one year term expiring at the Annual Meeting of Stockholders to be held in 2003 or until their successors are elected and qualified:



                                Number of Votes Cast
                      ----------------------------------------
Name                        For           Authority Withheld
-------------------   ----------------   ---------------------
William J. Gervais       10,843,405             17,200

Richard A. Nelson        10,843,405             17,200

Bruce E. Gladstone       10,843,405             17,200

Robert E. Rich           10,843,405             17,200

Trude C. Taylor          10,843,405             17,200

Robert T. Webber         10,843,405             17,200
===================   ================   =====================


ITEM 6.           Exhibits and Reports on Form 8-K.

                  (b) No Reports on Form 8-K were filed during the fiscal quarter ended December 31, 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      QUALSTAR CORPORATION



Dated:  February 14, 2002                /s/  William J. Gervais
                                      ------------------------------------------
                                      William J. Gervais, President
                                      and Chief Executive Officer

Dated:  February 14, 2002                /s/ Matthew Natalizio
                                      ------------------------------------------
                                      Matthew Natalizio, Chief Financial Officer