Form 10-Q
period 2002-03-31
QUALSTAR CORP
filed 2002-05-15
CIK 758938

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------
                                    FORM 10-Q
                                 ---------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

                                 [X] Yes    [ ] No

The total shares of common stock without par value outstanding at May 14, 2002 is 12,656,101.

                                Table of Contents

--------------------------------------------------------------------------------


PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements...............................................    3
   Condensed balance sheets as of June 30, 2001 and March 31, 2002.........    3
   Condensed statements of income for the three months and nine months
     ended March 31, 2001 and 2002.........................................    4
   Condensed statements of cash flows for the nine months ended
     March 31, 2001 and 2002...............................................    5
   Condensed statement of changes in shareholders' equity for the
     nine months ended March 31, 2002......................................    6
   Notes to interim condensed financial statements.........................    7

ITEM 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................    8

ITEM 3. Qualitative and Quantitative Disclosures About Market Risk.........   11


PART. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K...................................   11

   Signatures..............................................................   12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              QUALSTAR CORPORATION
                            CONDENSED BALANCE SHEETS
                        JUNE 30, 2001 AND MARCH 31, 2002
                                 (in thousands)


                                                                   JUNE 30,         MARCH 31,
                                                                     2001              2002
                                                                 ------------     -------------
                       ASSETS                                                      (Unaudited)
Current assets:
   Cash and cash equivalents.................................          20,809     $      18,305
   Marketable securities.....................................           6,278            11,398
   Accounts receivable, net of allowances of $470
     at June 30,2001 and $540 at March 31, 2002..............           6,379             7,062
   Inventories...............................................          10,632            10,134
   Prepaid expenses and other current assets.................             400               433
   Prepaid income taxes......................................             927                32
   Deferred income taxes.....................................           1,041             1,041
                                                                 ------------     -------------
     Total current assets....................................          46,466            48,405
                                                                 ------------     -------------
Property and equipment, net..................................           1,126             1,147
Other assets.................................................             286               271
                                                                 ------------     -------------
                                                                 $     47,878     $      49,823
                                                                 ============     =============

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable..........................................    $      2,374     $       1,076
   Accrued payroll and related liabilities...................             227               425
   Other accrued liabilities.................................             483               255
                                                                 ------------     -------------
     Total current liabilities...............................           3,084             1,756
                                                                 ------------     -------------
Deferred income taxes........................................             105               105

Shareholders' equity:
   Preferred stock, no par value; 5,000 shares authorized;
     no shares issued........................................              --                --
   Common stock, no par value; 50,000 shares authorized,
     12,601 and 12,653 shares issued and outstanding at
     June 30, 2001 and March 31, 2002, respectively..........          20,691            20,717
   Deferred compensation.....................................          (1,061)             (739)
   Notes from directors......................................            (512)             (383)
   Accumulated other comprehensive income (loss).............              60              (214)
   Retained earnings.........................................          25,511            28,581
                                                                 ------------     -------------
       Total liabilities and shareholders' equity............          44,689            47,962
                                                                 ------------     -------------
                                                                 $     47,878     $      49,823
                                                                 ============     =============

See the accompanying notes to these condensed financial statements.

                              QUALSTAR CORPORATION
                         CONDENSED STATEMENTS OF INCOME
           THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2001 AND 2002
                    (in thousands, except per share amounts)
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                   MARCH 31,                             MARCH 31,
                                                         -------------------------------     -------------------------------
                                                              2001             2002               2001             2002
                                                         -------------     -------------     -------------     -------------
Net revenues............................................ $      11,106     $       8,603     $      40,469     $      27,431
Cost of goods sold......................................         7,396             5,412            25,893            17,112
                                                         -------------     -------------     -------------     -------------
   Gross profit.........................................         3,710             3,191            14,576            10,319
                                                         -------------     -------------     -------------     -------------
Operating expenses:
   Research and development.............................           383               533               871             1,523
   Selling and marketing................................           583               860             2,589             2,168
   General and administrative...........................           987               946             2,429             2,672
                                                         -------------     -------------     -------------     -------------
   Total operating expenses.............................         1,953             2,339             5,889             6,363
                                                         -------------     -------------     -------------     -------------
Income from operations..................................         1,757               852             8,687             3,956
Interest income.........................................           317               256               966               882
                                                         -------------     -------------     -------------     -------------
Income before provision for income taxes................         2,074             1,108             9,653             4,838
Provision for income taxes..............................           729               413             3,697             1,768
                                                         -------------     -------------     -------------     -------------
Net income.............................................. $       1,345     $         695     $       5,956     $       3,070
                                                         =============     =============     =============     =============

Basic earnings per share................................ $        0.11     $        0.06     $        0.49     $        0.25
                                                         =============     =============     =============     =============

Diluted earnings per share.............................. $        0.11     $        0.05     $        0.47     $        0.24
                                                         =============     =============     =============     =============

Shares used to compute earnings per share:

Basic...................................................        12,423            12,513            12,236            12,470
                                                         =============     =============     =============     =============

Diluted.................................................        12,702            12,743            12,667            12,665
                                                         =============     =============     =============     =============

See the accompanying notes to these condensed financial statements.

                              QUALSTAR CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED MARCH 31, 2001 AND 2002
                                 (in thousands)
                                   (UNAUDITED)


                                                                              2001                2002
                                                                        --------------       --------------
OPERATING ACTIVITIES:
   Net income.......................................................... $        5,956       $        3,070
   Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization...................................            148                  205
       Amortization of deferred compensation...........................            333                  322
       Provision for bad debts and returns.............................             --                   70
       Accrued interest on directors' notes............................            (28)                 (23)
       Changes in operating assets and liabilities:
         Accounts receivable...........................................            119                 (753)
         Inventories...................................................           (571)                 498
         Prepaid expenses and other assets.............................           (254)                 (18)
         Prepaid income taxes..........................................         (1,756)                 895
         Accounts payable..............................................            317               (1,298)
         Accrued liabilities...........................................             45                  (30)
                                                                        --------------       --------------
Net cash provided by operating activities..............................          4,309                2,938
                                                                        --------------       --------------
INVESTING ACTIVITIES:
   Purchases of equipment and leasehold improvements...................           (909)                (226)
   Purchases of marketable securities, net.............................         (4,111)              (5,394)
                                                                        --------------       --------------
Net cash used in investing activities..................................         (5,020)              (5,620)
                                                                        --------------       --------------
FINANCING ACTIVITIES:
   Proceeds from issuance of common stock,
       net of offering costs...........................................          2,318                   --
   Proceeds from exercise of stock options.............................             --                   26
   Principal and interest payments on directors' notes.................            140                  152
                                                                        --------------       --------------
Net cash provided by financing activities..............................          2,458                  178
                                                                        --------------       --------------
Net increase(decrease) in cash and cash equivalents....................          1,747               (2,504)

Cash and cash equivalents at beginning of period.......................         18,976               20,809
                                                                        --------------       --------------
Cash and cash equivalents at end of period............................. $       20,723       $       18,305
                                                                        ==============       ==============

Supplemental cash flow disclosures:
   Income taxes paid................................................... $        3,380       $          873
                                                                        ==============       ==============

See the accompanying notes to these condensed financial statements.

                              QUALSTAR CORPORATION
             CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                        NINE MONTHS ENDED MARCH 31, 2002
                                 (in thousands)
                                   (UNAUDITED)

                                                                                                  ACCUMULATED
                                  PREFERRED STOCK     COMMON STOCK                      NOTES        OTHER
                                  ----------------  -----------------     DEFERRED       FROM    COMPREHENSIVE  RETAINED
                                   SHARES   AMOUNT  SHARES    AMOUNT   COMPENSATION   DIRECTORS     INCOME      EARNINGS   TOTAL
                                  --------  ------  --------  -------  ------------   ---------  -------------  --------  --------
Balance at July 1, 2001..........       --  $  --   12,601    $20,691  $     (1,061)  $    (512) $          60  $ 25,511  $ 44,689
Amortization of deferred
 compensation....................       --     --       --         --           322          --             --        --       322
Exercise of stock options........       --     --       52         26            --          --             --        --        26
Accrued interest on directors'
 notes...........................       --     --       --         --            --         (23)            --        --       (23)
Receipt of principal and interest
 payments on directors' notes....       --     --       --         --            --         152             --        --       152
Comprehensive income:
 Change in unrealized gains on
  investments....................       --     --       --         --            --          --           (274)       --      (274)
 Net income......................       --     --       --         --            --          --             --     3,070     3,070
                                                                                                                          --------
 Comprehensive income............                                                                                            2,796
                                  --------  -----   ------  ---------  ------------  ----------  -------------  --------  --------
Balance at March 31, 2002........       --  $  --   12,653  $  20,717  $       (739)  $    (383) $        (214) $ 28,581  $ 47,962
                                  ========  =====   ======  =========  ============  ==========  =============  ========  ========

See the accompanying notes to these condensed financial statements.

                              QUALSTAR CORPORATION
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                    (in thousands, except per share amounts)
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     The accompanying condensed financial statements are unaudited, except for the balance sheet at June 30, 2001 which is derived from our audited financial statements, and should be read in conjunction with the financial statements and related notes included in Qualstar Corporation's ("Qualstar," "us," "we," or "our") Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on September 28, 2001. In the opinion of management, these unaudited condensed financial statements include all adjustments, consisting primarily of normal recurring items, which are necessary for the fair presentation of Qualstar's financial position as of March 31, 2002, results of operations for the three and nine months ended March 31, 2001 and 2002, and cash flows for the nine months ended March 31, 2001 and 2002. Operating results for the three and nine month periods ended March 31, 2002 are not necessarily indicative of results to be expected for a full year.

NOTE 2. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended March 31, 2001 and 2002:

                                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                 MARCH 31,                        MARCH 31,
                                                        ---------------------------    ---------------------------
                                                            2001            2002           2001            2002
                                                        -----------     -----------    -----------     -----------
Numerator:
   Net income.......................................... $     1,345     $      695     $     5,956     $    3,070
Denominator:
   Denominator for basic net income per share
     -- weighted average shares........................      12,423         12,513          12,236         12,470
   Dilutive potential common shares from employee
     stock options, and restricted stock...............         279            230             431            195
                                                        -----------     ----------     -----------     ----------

   Denominator for diluted net income per share
     -- adjusted weighted average shares and
     assumed conversions...............................      12,702         12,743          12,667         12,665
                                                        -----------     ----------     -----------     ----------

Basic net income per share............................. $      0.11     $     0.06     $      0.49     $     0.25
                                                        ===========     ==========     ===========     ==========

Diluted net income per share........................... $      0.11     $     0.05     $      0.47     $     0.24
                                                        ===========     ==========     ===========     ==========

NOTE 3. MARKETABLE SECURITIES

     Marketable securities consist primarily of high-quality U.S. corporate securities. These securities are classified in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. All of the Company's marketable securities were classified as available-for-sale at June 30, 2001 and March 31, 2002.

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

NOTE 4. INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventory is comprised as follows:

                                       JUNE 30, 2001         MARCH 31, 2002
                                     ----------------      ------------------
        Raw materials............... $          9,001      $            8,443
        Finished goods..............            1,631                   1,691
                                     ----------------      ------------------
                                     $         10,632      $           10,134
                                     ================      ==================

NOTE 5. COMPREHENSIVE INCOME

     For the nine months ended March 31, 2001 and 2002, comprehensive income amounted to approximately $6.0 million and $2.8 million, respectively. The difference between net income and comprehensive income relates to the changes in the unrealized losses or gains the Company recorded for its available-for-sale securities.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001.

     NET REVENUES. Revenues are recognized upon shipment of the product to the customer, less estimated returns, for which provision is made at the time of sale.

Net revenues for the three months ended March 31, 2002 were $8.6 million, a decrease of 22.5% compared to net revenues of $11.1 million for the three months ended March 31, 2001. This decrease in revenues was due primarily to a slowdown in market spending on internet infrastructure, telecommunication and storage back-up solutions. The selling prices of our tape libraries remained relatively stable during both periods. The selling prices of tape media and drives have declined since the third quarter of fiscal 2001, resulting in an overall lower price for our libraries. The decline in the selling prices of media is the result of these items being placed in general distribution by the manufacturer.

     GROSS PROFIT. Gross profit was $3.2 million or 37.1% of net revenues for the three months ended March 31, 2002 compared to $3.7 million or 33.4% for the three months ended March 31, 2001, representing a decrease of 14.0%. Our gross margin is partially a function of the mix of products sold. Generally, larger tape libraries have higher gross profit margins as a percentage of sales. The increase in our gross profit margin as a percentage of net revenues is primarily the result of higher sales of larger tape libraries. In addition, sales of tape media during the third quarter of fiscal 2002 declined as compared to fiscal 2001. In general, gross margins on tape media are lower than gross margins on our tape libraries. We expect our gross margins to remain stable for the fourth quarter of fiscal year 2002.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist of engineering salaries, benefits, purchased parts and supplies used in development activities. Research and development expenses for the three months ended March 31, 2002 were $0.5 million or 6.2% of revenues as compared to $0.4 million and 3.4% of revenues for the three months ended March 31, 2001. Our higher research and development spending reflects our efforts to increase the rate of flow of new products to market. We expect research and development expenses to continue to increase as a percentage of revenues in future periods.

     SELLING AND MARKETING. Selling and marketing expenses consist primarily of employee salaries and benefits, sales commissions, trade show costs, advertising, technical support and travel related expenses. Selling and marketing expenses for the three months ended March 31, 2002 were $0.9 million, an increase of $0.3 million compared to the three months ended March 31, 2001. Selling and marketing expenses as a percentage of net sales was 10.0% for the three months ended March 31, 2002 as compared with 5.2% for the three months ended March 31, 2001. The increase in selling and marketing expenses is attributable primarily to increased spending on salaries, trade shows and advertising, as well as a decrease in marketing funds provided to us by our suppliers. We anticipate selling and marketing expenses will remain stable as a percentage of sales for the fourth quarter of fiscal year 2002.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of employee salaries and benefits, deferred compensation related to equity incentives, provisions for doubtful accounts and returns and professional service fees. General and administrative expenses for the three months ended March 31, 2002 were $0.9 million, or 11.0% of sales, consistent with $1.0 million, or 8.9% or sales, for the three months ended March 31, 2001. The increase in general and administrative expenses as a percentage of sales is primarily due to an overall decrease in sales levels without corresponding reductions in general and administrative spending. We do not anticipate that general and administrative expenses will significantly increase in the fourth fiscal quarter.

     PROVISION FOR INCOME TAXES. The provision for income taxes was $0.4 million or 37.3% of pre-tax income, for the three months ended March 31, 2002, compared to $0.7 million, or 35.1% of pre-tax income, for the three months ended March 31, 2001.

Nine months Ended March 31, 2002 Compared to Nine months Ended March 31, 2001.

     NET REVENUES. Net revenues for the nine months ended March 31, 2002 were $27.4 million, a decrease of 32.2% compared to net revenues of $40.5 million for the nine months ended March 31, 2001. This decrease in revenues was due primarily to a slowdown in market spending on internet infrastructure, telecommunication and storage back-up solutions. The selling prices of our tape libraries remained relatively stable during both periods. The selling prices of tape media and drives have declined since the third quarter of fiscal 2001, resulting in an overall lower price for our libraries. The decline in the selling prices of media is the result of these items being placed in general distribution by the manufacturer.

     GROSS PROFIT. Gross profit was $10.3 million or 37.6% of net revenues for the nine months ended March 31, 2002 compared to $14.6 million or 36.0% for the nine months ended March 31, 2001, representing a decrease of 29.2%. Our gross margin is partially a function of the mix of products sold. Generally, larger tape libraries have higher gross profit margins as a percentage of sales. The increase in gross profit margin as a percentage of net revenues is primarily the result of higher sales of larger tape libraries. In addition, sales of tape media during the nine months ended March 31, 2002 declined as compared to the same period of fiscal 2001. In general, gross margins on tape media are lower than gross margins on our tape libraries.

     RESEARCH AND DEVELOPMENT. Research and development expenses for the nine months ended March 31, 2002 were $1.5 million or 5.6% of net revenues as compared to $0.9 million and 2.2% of revenues for the nine months ended March 31, 2001. Our higher research and development spending reflects our efforts to increase the rate of flow of new products to market. We expect research and development expenses to continue to increase as a percentage of revenues in future periods.

     SELLING AND MARKETING. Selling and marketing expenses for the nine months ended March 31, 2002 were $2.2 million, a decrease of $0.4 million compared to the nine months ended March 31, 2001. Selling and marketing expenses as a percentage of net revenues was 7.9% for the nine months ended March 31, 2002 compared with 6.4% for the nine months ended March 31, 2001.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses for the nine months ended March 31, 2002 increased to $2.7 million, or 9.7% of revenues, as compared to $2.4 million or 6.0% of revenues, for the nine months ended March 31, 2001. The increase in general and administrative expenses is primarily due to increased spending on salaries for administrative personnel.

     PROVISION FOR INCOME TAXES. The provision for income taxes was $1.8 million or 36.5% of pre-tax income, for the nine months ended March 31, 2002, compared to $3.7 million, or 38.3% of pre-tax income, for the nine months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have funded our capital requirements with cash flows from operations. Cash flows provided by operating activities were $2.9 million and $4.3 million for the first nine months of fiscal 2002 and 2001, respectively. In each of these periods, operating cash was primarily provided by net income.

     Cash flows used in investing activities have increased in the first nine months of fiscal year 2002 to $5.6 million as compared to $5.0 million for the nine months ended March 31, 2001. This increase was due to increased purchases of marketable securities in the first three quarters of fiscal year 2002.

     Cash flows provided by financing activities during the first nine months of fiscal 2002 were $0.2 million and was primarily due to cash payments on directors' notes. Cash flows provided by financing activities during the first nine months of fiscal 2001 were $2.5 million, and were primarily the result of the sale by Qualstar in July, 2000 of 375,000 shares of our common stock at $7.00 per share pursuant to the exercise by the underwriters of our initial public offering of their over-allotment option.

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

     (b) No Reports on Form 8-K were filed during the fiscal quarter ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      QUALSTAR CORPORATION

Dated:  May 14, 2002                        /s/  William J. Gervais
                                      ------------------------------------------
                                      William J. Gervais, President
                                      and Chief Executive Officer

Dated:  May 14, 2002                         /s/ Matthew Natalizio
                                      ------------------------------------------
                                      Matthew Natalizio, Chief Financial Officer