Form 10-K
period 2002-06-30
QUALSTAR CORP
filed 2002-09-30
CIK 758938

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from              to

Commission file number 000-30083

QUALSTAR CORPORATION

Incorporated under the laws of the State of California	95-3927330 (I.R.S. Employer Identification No.)

3990-B Heritage Oak Court
Simi Valley, CA 93063
(805) 583-7744

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

As of September 23, 2002, the aggregate market value of the common equity held by non-affiliates of the registrant was approximately $34,190,716.

The total shares of common stock without par value outstanding at September 23, 2002 is 12,656,101.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12 and 13 of Part III of this Form 10-K are incorporated by reference from the registrant’s definitive proxy statement for its annual meeting of shareholders, which will be filed with the Commission on or before October 28, 2002.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements inherently are subject to risks and uncertainties, some of which we cannot predict or quantify. Our actual results may differ materially from the results projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in “ITEM 1—Business,” including the section therein entitled “Risk Factors,” and in “ITEM 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof or variations thereon or similar terminology. Forward looking statements also include the assumptions underlying or relating to any such statements. Forward looking statements contained within this document represent a good-faith assessment of Qualstar’s future performance for which management believes there is a reasonable basis. Qualstar disclaims any obligation to update the forward looking statements contained herein, except as may be required by law.

PART I

Item 1.    Business

Introduction

We design, develop, manufacture and sell automated magnetic tape libraries used to store, retrieve and manage electronic data primarily in network computing environments. Tape libraries consist of cartridge tape drives, storage arrays of tape cartridges and robotics to move the tape cartridges from their storage locations to the tape drives under software control. Our tape libraries provide storage solutions for organizations requiring backup, recovery and archival storage of critical electronic information. Our tape libraries also can provide near-online storage as an alternative to disk drives. Our products are compatible with commonly used network operating systems, including UNIX, Windows NT, NetWare and Linux. Our tape libraries also are compatible with a wide range of storage management software packages, such as those supplied by Computer Associates, Legato, Tivioli and Veritas. We offer tape libraries for multiple tape drive technologies, including those using Advanced Intelligent Tape, DLT, and LTO tape drives and media.

We sell our tape libraries worldwide, primarily to value added resellers and original equipment manufacturers. These customers integrate our products with software from third party vendors to provide storage solutions, which they in turn resell to end users. We custom configure each of our libraries based on each customer’s individual requirements, with a normal delivery time of one to three working days. This rapid fulfillment of customer orders allows our resellers to minimize their inventory levels and allows us to compete effectively with the industrial distribution channels used by our competitors.

Our seven senior operations executives have worked in the computer and data storage industries for an average of approximately 26 years each. Based on this experience, we have the ability to bring new products to market in response to changing market conditions and new opportunities as they arise.

Qualstar was incorporated in California in 1984 to develop and manufacture IBM compatible 9-track reel-to-reel tape drives for the personal computer and workstation marketplace. In 1995, we entered the tape automation market with a series of tape libraries incorporating 8mm tape drives. Since that time, we have introduced a succession of tape library models designed to work with other tape drive technologies and tape media formats. Automated tape libraries and related products, such as tape drives and tape media, represented approximately 85.5% of revenues in fiscal 2000, approximately 89.3% of revenues for fiscal 2001, and approximately 82.9% of revenues for fiscal 2002. Sales of 9-track tape drives, services and other products accounted for the balance of our revenues.

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

•
Increased demand from Internet and e-commerce businesses.    The growth in the Internet and e-commerce has created businesses that depend on the creation, access and archival storage of data. We believe that the need to utilize databases will continue to grow as individuals and businesses increase their reliance on the Internet for communications, commerce and data retrieval.

•
Growth in new types of data.    The growth in data is being fueled not only by the increase in information but also in the types of stored data. For example, storage of graphics, audio and MP3, video, medical and security images, and multi-media uses such as video on demand, require far greater storage capacity than text and financial data.

•
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

•
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

•
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

•
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

•
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

•
Advanced storage management software.    The development of advanced storage management software has led to the use of tape as a lower-cost alternative to disk drives for on-line storage. This software automatically migrates infrequently accessed data to the lower cost storage medium such as a tape library. A user’s request for this data at some later date will recall the data automatically from the tape library and put it back on the disk file for user access. This sometimes is referred to as near-online storage. This process reduces the overall storage cost by using the least expensive storage medium to save data that is not expected to be needed on a frequent basis. Advances in storage management software have increased the ability of businesses to store, manage and retrieve important data, which in turn allows businesses to operate more efficiently.

•
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

Tape Libraries and Applications

Automated tape libraries speed the tape loading process, eliminate errors induced by human operators, and enhance security compared to tapes that must be retrieved and loaded manually. Tape libraries also are capable of being operated from a remote location or during off-hours when no attendant is on duty. Automated tape libraries are a key component of a network administrator’s overall storage solution.

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

•
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

•
Archiving.    Archiving is the storage of data for historical purposes. When important information is stored on tape, automated tape libraries, in conjunction with storage management software, can catalog tapes for future retrieval and prevent unauthorized removal or corruption of data by using password or key lock protection. Archival tapes provide a historic record for use in fraud detection, audit, legal and for other purposes. Tape libraries also are used for archiving because of the benefits offered by the tape medium, such as long-term data integrity, resistance to environmental contamination, ease of relocation, and low cost. Additionally, the availability of “write once read many” or worm tapes and tape drives is expected to be used in archiving processes where data once written cannot be modified.

•
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

•
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

Value added resellers require rapid turnaround of orders, custom configuration of tape libraries, drop shipment to their customer’s site, compatibility with multiple tape formats and storage management software, and marketing and technical support. We expect the market segment served by value added resellers to increase as the cost of tape library storage continues to decline and as more organizations choose to outsource their information technology functions.

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

We believe that high product reliability is important to the end users of our products due to the critical nature of the data that is being stored, shorter time periods available for back-up operations, and the operation of backup systems during hours when personnel may not be available to respond to problems. To address these concerns, we emphasize quality and reliability in the design, assembly and testing of our products which reduces the potential for product failures and results in products that require little maintenance.

The technology utilized within automated tape libraries is continuously evolving due to advances in data recording methods, component cost reductions, advances in semiconductor and microprocessor technologies, and a general trend toward miniaturization in the electronics industry. This changing technology requires that we continuously develop and market new products in order to prevent our product lines from becoming obsolete. To give a few examples, this year we completed development of our Q-LinkTM remote library management tool, our 2 Gigabit per second Fibre Channel interface option, and our exclusive Variable I/O Port feature. The Q-LinkTM remote library management tool enables administrators to manage multiple Qualstar tape libraries from one centralized location using a standard web browser. Our 2 Gigabit per second Fibre Channel option essentially doubled the performance of our existing Fibre Channel solution. The Variable I/O Port was introduced to allow IT administrators the ability to select the number of cartridge slots which can be dedicated to bulk import or export of media to or from the library.

Our tape libraries are compatible with over forty third-party storage management software packages, such as those supplied by Computer Associates, Legato, Tivoli and Veritas. Storage management software enables network administrators to allocate the use of storage technologies among user groups or tasks, to manage data from a central location, and to retrieve, transfer and backup data between multiple workstations. We believe that storage management software is a crucial component of any automated storage installation, and the lack of compatibility is a significant barrier to entry for new tape library competitors. To ensure compatibility, our engineers work closely with the application software vendors during product development cycles. We do not have contracts with any application software vendors, nor do we need access to their software code to design our products. We maintain relationships with them by supplying evaluation tape libraries so they can qualify their software to work with our tape libraries and by evaluating their software for compatibility with our tape libraries. We also support our relationships with them by keeping them informed as to current and contemplated changes to our products and by referring business to them when value added resellers or end users inquire about software sources.

We have focused our business primarily on supporting value added resellers and original equipment manufacturers as the most effective and profitable distribution channels for our tape libraries. Our solution is to offer our resellers reliable tape libraries, multiple tape format choices, and more attractive profit opportunities than do other tape library manufacturers. We custom configure each of our libraries based on the resellers’ requirements, with a normal delivery time of one to three working days. Our solution for original equipment manufacturers is to offer them control over product design changes, qualification testing, custom colors and private labeling. We believe these factors enhance the resellers’ and original equipment manufacturers’ ability to sell our products and encourage them to remain loyal to Qualstar.

Strategy

Our goals are to enhance our position as a supplier of automated tape libraries and to increase our market share in each of the tape formats in which we compete. To achieve these goals, we intend to:

•
Offer libraries for multiple tape drive technologies.    We offer tape libraries for a range of tape drive technologies, including Advanced Intelligent Tape, Digital Linear Tape (DLT), and Linear Tape Open, or LTO Ultrium tape media formats. By offering products based on multiple tape drive technologies, we reduce our dependence on the success of any single technology and can offer products that target the specific preferences of resellers and their end-user customers.

•
Focus distribution on value added reseller channels.    We sell our products primarily through selected value added resellers who have a strong market presence, have demonstrated the ability to work directly with end users, and who maintain relationships with major vendors of storage management software. Because we market our products primarily through this channel, we have implemented a variety of programs to support and enhance our relationships with our reseller partners. These programs are designed to increase the likelihood of closing a sale and to increase the reseller’s profit margins. We intend to maintain our marketing presence in support of this distribution channel. We conduct business with our value added resellers on an individual purchase order basis and no long-term commitments are involved. Additionally, there are no exclusive territories assigned to our value added resellers.

•
Maintain and strengthen original equipment manufacturer relationships.    We sell our products to several companies under private label or original equipment manufacturer relationships. Original equipment manufacturer sales enable us to reach some end users not served by our value added resellers. The same product characteristics that make our tape libraries attractive to value added resellers also are important to original equipment manufacturers. We will continue to pursue and develop opportunities with original equipment manufacturers. We conduct business with our original equipment manufacturer customers on an individual purchase order basis and no long-term commitments are used.

•
Develop libraries for new tape technologies.    The tape drive industry is continuously advancing the state of technology. We will continue to monitor new product releases and design new libraries for those technologies that appear promising and meet our standards for capacity, quality and reliability.

•
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

Products

Tape Libraries

We offer a number of tape library families, each capable of incorporating one or more tape drive technologies, as summarized in the following table:

Product Family	Models in Product Family	Tape Drive Technology	Range of Tape Cartridges	Maximum Capacity in Terabytes (1)

TLS-4000	12	Sony AIT2, AIT3	12 to 600	60.0

TLS-6000	7	Quantum DLT—8000	10 to 240	9.6

		Quantum SDLT220,320	10 to 240	38.4

TLS-8000	7	LTO	11 to 264	26.4

CLS-4000	1	Sony AIT2, AIT3	16	1.6

RLS-4000	1	Sony AIT2, AIT3	22	2.2

(1)	A Terabyte is one million megabytes, or one thousand gigabytes. The table shows native capacity and excludes gains from data compression, which can increase capacity by more than 100%.

Some of our tape library product families include a number of models that differ in storage capacity, price and features. Our libraries are installed in network computing environments ranging from small departmental networks to enterprise-wide networks supporting hundreds of users. We believe that selling products for multiple tape drive technologies insulates us somewhat from the dynamics of the marketplace as various tape standards compete for market share. This helps our products appeal to the broadest possible range of end-user market segments. This wide range of products makes us a one-stop supplier for our value added reseller and original equipment manufacturer customers, enabling them to meet most end-user requirements for a specific tape format. Our wide range of products for competing tape drive technologies also helps to insulate us from the occasional supply shortages from tape drive or tape media manufacturers.

Tape libraries generally contain two or more tape drives and from seven to thousands of tapes. We concentrate our product offerings in the middle segment range of 10 to 600 tapes. We design our tape libraries for continuous, unattended operation. Multiple tape drives allow simultaneous access to different data files by different users on the network, and increase the rate at which data can move on to, out of, or within the network. A library with multiple tape drives can back up data using all drives simultaneously, significantly speeding up the recording process. Within the library, tape cartridges sometimes are stored in removable magazines, allowing for bulk removal of the tapes. Most of our libraries also offer key features such as barcode readers to scan cartridge labels, and an input/output port for importing and exporting individual tapes under system control. Many of our library models are expandable after installation by increasing the number of tape storage positions. This feature provides the end user with the ability to increase data capacity as storage needs grow.

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

Our tape libraries incorporate a number of specialized features that we believe improve reliability, serviceability and performance, including:

•
Rapid tape drive replacement.    We design our libraries so that a tape drive can be replaced quickly without special tools. This feature minimizes the off-line time required when a tape drive must be replaced, and frequently avoids the high cost and delays of a service call.

•	Fibre Channel connectivity. We offer a 1 or 2 Gigabit per second Fibre Channel option on most of our models to meet the needs of storage area networks and other high performance applications.

•
Closed-loop servo control.    Our tape libraries use digital closed-loop servo control for robotic motion to provide precise tape handling. This yields robotic motion that is smooth, repeatable and highly reliable.

•
Brushless motors.    We use only brushless electric motors in our tape libraries. Motors are a key component in any robotic system. Brushless motors provide longer life and less electrical noise compared to conventional brush-type motors. We build many of our own motors in order to obtain optimum performance, and reliability.

•	Variable I/O Port. Our new VIOP feature allows IT administrators the ability to select the number of cartridge slots which can be dedicated to bulk import or export of media to or from the library.

•
Remote management.    Many larger companies with global back-up solutions or disaster management programs require tape libraries that can be put off-site in various regions but must be administered from a single location. With our new Q-Link™ tool, our customers have the ability to put our products anywhere in the world and manage them from a single administrative hub using a standard web browser.

Our flagship product line, the TLS Series, is specifically designed to be placed on the floor or on a table top, without the need for a special equipment rack. If requested, we provide our customers with an adapter kit for mounting in a rack. Other manufacturers design libraries primarily for rack-mounting, and supply an adapter for table-top use. We have chosen our approach to distinguish ourselves from many of our competitors. We believe that this approach provides the most convenient and lowest cost solution for the largest segment of our customer base.

Recently we commenced shipments of the first model in our planned RLS Series of tape libraries. These products are designed to fit conveniently in equipment racks and provide back-up capacity in only five standard units, or a total of 8.75 inches of rack space. In addition, the RLS was designed to allow for dual-redundant power supplies as well as hot-swappable tape drives. We believe these features will give the RLS Series of tape libraries a competitive advantage over other compact rack-mount tape libraries that do not offer as robust a combination of features. We believe this product will provide a convenient solution for a large portion of our customer base.

Other Products

We have manufactured 9-track auto-loading reel-to-reel tape drives since 1990. Demand for 9-track tape drives has been declining for many years, and we expect overall demand for 9-track tape drives to continue to decline in the future. Therefore, this year we announced the end of the life for 9-track tape drives. In addition to our tape libraries and 9-track tape drives, we sell ancillary products such as tape media, tape magazines, cables, bar code labels and adapters for rack mounting our products.

In July of 2002, we purchased the assets and intellectual property of N2Power, Inc., a privately held company located in Newbury Park, California. N2Power designs the smallest and most efficient open-frame switching power supplies available today based upon its patented technology. Since the purchase, N2Power has been relocated to our facility in Simi Valley, California. N2Power products are utilized within our tape libraries as well as sold on the open market primarily to OEM customers.

Sales and Marketing

Sales

We sell our tape library products primarily through value added resellers. Our direct sales force usually will initiate contact with value added resellers who might be likely candidates to sell our tape libraries. We strive to develop relationships with resellers who have expertise in storage management applications, established relationships with end users and the experience to understand and satisfy their customers’ needs.

We believe that by selling directly to value added resellers, we have an advantage over competitors who force resellers to purchase through distributors and who sometimes sell directly to end users, thereby competing with their own resellers. Some of the advantages of our strategy include the following:

•	Higher profit margins. By avoiding the extra distribution markup, higher profit margins are available to be shared by both us and the reseller.

•
Custom configurations.    By circumventing the distribution step, we are able to offer custom configurations of our products, such as special paint, private branding and non-standard interface options, on very short notice.

•
Channel conflicts avoided.    We refer all end-user inquiries to our reseller partners. Because they know that we will not sell directly to the end user, there is an attitude of cooperation between the reseller and us. Frequently, our sales representatives make end-user visits with the reseller to answer questions or help close the sale.

•	Credit. We typically extend credit to resellers if they meet our credit requirements.

•	Rapid delivery. We generally ship a product to the reseller within one to three working days of confirming an order, rivaling the delivery time of many distributors.

We have relationships with over 130 value added resellers, and approximately forty independent storage management software vendors. Our sales are made on an individual purchase order basis.

Although we sell our tape libraries primarily to value added resellers, we believe that original equipment manufacturers are an important element of our business. We strive to work with original equipment manufacturers early in the product development cycle so that we can obtain valuable product development feedback. The sales cycle for original equipment manufacturers generally encompasses six months to one year and involves extensive product and system qualification testing, evaluation, integration and verification. Most of our sales of automated tape libraries to original equipment manufacturers are in the video surveillance and medical imaging segments. Original equipment manufacturers typically assume responsibility for product sales, service and support.

Our sales are spread across a broad customer base, with our largest original equipment manufacturer, Loronix Information Systems, a division of Verint Systems, accounting for 21.7% of revenues in fiscal 2000, 15.4% of revenues in fiscal 2001, and 8.2% of revenues in fiscal 2002. Stornet, Inc., historically our largest value added reseller accounted for 11.5% of our revenues in fiscal 2000, 13.8% of revenues in fiscal 2001, and 9.4% of revenues for the fiscal year ended June 30, 2002.

Our international sales efforts are currently directed from our corporate offices in Simi Valley, California. European sales are coordinated through our European sales office in Frankfurt, Germany. We intend to continue to develop our international markets and create additional outlets for our products. All of our international sales are denominated in U.S. dollars. Revenues from sales to customers located outside the United States were $12.6 million, or 25.8% of revenues in fiscal 2000, $14.5 million, or 28.2% of revenues in fiscal 2001, and $12.1 million or 32.2% of revenues in fiscal 2002.

Marketing

We support our sales efforts with a broad array of marketing programs designed to generate brand awareness, attract and retain qualified value added resellers and inform end users about the advantages of our products. We provide our resellers with a full range of marketing materials, including product specifications, sales literature, software connectivity information and product application notes. We train our resellers to sell our products and to answer customers’ questions. We advertise in key network systems publications such as SYS Admin, Infostor, LANline, Integrated Solutions and others, and participate in trade shows. We display our products under the Qualstar brand name at various trade shows including The COMDEX Fall trade show, and participate in other trade shows in partnership with our principal suppliers and resellers. We support our marketing and customer service with a website that features comprehensive marketing and product information.

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

•
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

•
Sales engineering.    Our engineers provide both pre-and post-sales support to our resellers. Systems engineers typically become involved in more complex problem-solving situations involving interactions between our products, third-party software, network server hardware and the network operating systems. Systems engineers work with resellers and end users over the telephone and, in certain situations, visit the customer’s site.

•
Training.    We offer a product maintenance training program for end users, value added reseller and original equipment manufacturer maintenance personnel. We conduct our training classes at our headquarters, as well as on-site at the locations of our value added resellers or original equipment manufacturers.

•
Warranty.    The standard warranty period on our tape libraries is three years. During the first year we offer immediate replacement of defective products at no charge, subject to availability and credit approval of the purchaser. The purchaser is responsible for returning the defective product to us in a timely manner without damage. After the first year, the customer must first ship the tape library to our factory, where we will service the product during the warranty period at no charge. We offer out-of-warranty factory service at a flat fee plus applicable taxes, duties and transportation costs. For library tape drives, we pass the drive manufacturer-provided warranty on to our reseller. On-site service for library products is available within the United States and some foreign countries for an extra charge. We contract with outside service providers to supply on-site service.

Revenues from the sale of on-site service contracts and out-of-warranty repair have not been significant.

Manufacturing and Suppliers

We manufacture our products at our facility in Simi Valley, California. The CLS-4000 is purchased from an outside supplier. We currently operate three assembly lines during one daily eight-hour shift. As needs require, we have the ability to add a second or third shift to increase our capacity.

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

We select our suppliers carefully based on their ability to provide quality parts that meet our specifications and volume requirements. Inventory planning and management is coordinated closely with suppliers to match our production needs. Many of the components assembled into our libraries are standard off-the-shelf parts, which reduces the risk of part shortages and allows us to maintain inventory of these parts at a minimum. A number of our component parts are not available off the shelf, but are designed to our specifications for integration into our products.

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

Many of our competitors have substantially greater financial and other resources, better name recognition, larger research and development staffs, and more capabilities in manufacturing, marketing and distributing products than we do. Our competitors may develop new technologies and products that are more effective than our products. We are not ISO-9000 certified, unlike some of our competitors, which may limit some customers’ ability to purchase our products. However, we do not believe that our current determination not to seek ISO-9000 certification has affected our sales to date.

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

•	reliability of the robotic assembly that handles the tape cartridges;

•	initial purchase price;

•	storage capacity;

•	speed of data transfer;

•	compatibility with existing network operating systems and storage management software;

•	after-sale expandability of a tape library to meet increasing storage requirements;

•	expected product life and cost of maintenance; and

•	physical configuration and power requirements of the library.

We believe our tape libraries compete favorably overall with respect to these factors.

Research and Development

Our research and development group of 27 people consists of two engineering teams who have data storage and related industry experience. Our original team located in Simi Valley, California, has developed over 30 separate tape library models for ten different tape formats over the last six years. This year we began our Advanced Development Group in Boulder, Colorado. They are responsible for the design and development of our next generation of tape libraries. Our engineers are a diverse and robust group that have the capability to meet the needs of a complex and demanding data storage market.

Our research and development efforts rely on the integration of multiple engineering disciplines to generate products that meet market needs in a competitive and timely fashion. Successful development of automated tape libraries requires the integration of mechanical design, electronic design packaging, and firmware design into a single product. Product success also relies on the engineering group’s thorough knowledge of each of the different tape drive technologies, as well as SCSI and Fibre Channel interface technologies.

We frequently develop new products in response to the availability of new tape drive technology. As tape drive manufacturers compete in the marketplace, they continually invest in research and development to gain performance leadership either by offering increasingly enhanced versions of their current tape drive products or by introducing an entirely new tape drive technology. We benefit from these industry developments by utilizing the new technology in our products. Our engineers work closely with various tape drive manufacturers through the drive development cycle to assure that reliable tape library and tape drive combinations are brought to market.

The design architecture of our tape libraries makes use of common parts across most product families giving us the ability to develop and introduce new products quickly. If a new tape drive is an advanced version of one already incorporated in one or more of our products, our time and dollar investment to incorporate the new drive can be relatively small, with the primary focus being on verification testing. When the form factors differ, the time and investment requirements can grow substantially, and may require development of a new product family altogether.

We also develop new products as we identify emerging market needs. Our sales and marketing, product development and engineering groups identify products to fulfill customer and marketplace needs. Our research and development group concentrates on leveraging previous engineering investments into new products. For example, our firmware is based on successive generations of the operating system developed for our first library. We also use common parts in our different library series, and leverage our electro-mechanical and electronic hardware technology from previous products into next generation designs. In some cases, entire subassemblies are transferable, leveraging not only engineering time but also materials purchasing, inventory stocking and manufacturing efforts.

Our research and development expenses were $1.0 million in fiscal 2000, $1.3 million in fiscal 2001, and $2.1 million for the year ended June 30, 2002. We anticipate increasing our spending on research and development in the future, to increase the flow of new products to market.

Intellectual Property

We rely on copyright protection of our firmware, as well as patent protection for some of our designs and products. We also rely on a combination of trademark, trade secret and other intellectual property laws to protect our proprietary rights. However, we do not believe our intellectual property provides significant protection from competition. We believe that, because of the rapid pace of technological change in the tape storage industry, patent, copyright, trademark and trade secret protection are less significant than factors such as the knowledge, ability and experience of our personnel, and timely new product introductions.

We enter into nondisclosure agreements with our development engineers to protect our technology and designs. However, we do not believe that such protection can preclude competitors from developing substantially equivalent products.

Employees

As of September 12, 2002, we had 115 full-time employees, including 44 in manufacturing, 27 in research and development, 6 in customer service, 19 in sales and marketing, and 19 in finance and administration. We also employ a small number of temporary employees and consultants as needed. We are not a party to any collective bargaining agreement or other similar agreement. We believe that we have a good relationship with our employees.

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

We face significant competition in developing and selling automated tape libraries. Rapid and ongoing changes in technology and product standards could quickly render our products less competitive, or even obsolete. We have significantly fewer financial, technical, manufacturing, marketing and other resources than many of our competitors and these limited resources may harm our business in many ways. For example, in recent years several of our competitors have:

•	acquired other tape library companies;

•	increased the geographic scope of their market;

•	offered a wider range of tape library products; and

•	acquired proprietary software products that operate in conjunction with their products and the products of their competitors.

In the future, our competitors may leverage their greater resources to:

•	develop, manufacture and market products that are less expensive or technologically superior to our products;

•	attend more trade shows and spend more on advertising and marketing;

•	reach a wider array of potential customers through a broader range of distribution channels;

•	respond more quickly to new or changing technologies, customer requirements and standards; or

•	reduce prices in order to preserve or gain market share.

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

The success of our business is tied closely to the managerial, engineering and business acumen of our existing executives. William J. Gervais, our President, has been largely responsible for the development of most of our tape libraries, has overseen our operations and growth, and established and maintained our strategic relationships. We expect that he will continue these efforts for the foreseeable future. Our future success will also depend on our ability to attract, retain and motivate key executives and other key personnel, many of whom have been instrumental in developing new technologies and strategic plans. However, our current dependence on a limited number of executives, for whom replacements may be difficult to find, entails a risk that we may not be able to supervise and manage our ongoing operations.

Our suppliers could reduce shipments of tape drives and tape media. If this occurs, we would be forced to curtail production, our revenues could fall and our market share could decline.

Automated tape libraries and related products, such as tape drives and tape media, represented approximately 85.5% of our revenues in fiscal 2000, approximately 89.3% of our revenues for fiscal year 2001, and approximately 82.9% of our revenues for the year ended June 30, 2002. We depend on a limited number of third-party manufacturers to supply us with the tape drives and tape media that we incorporate into our automated tape libraries. Several tape drive manufacturers, including Sony Corporation, Quantum Corporation, and Hewlett Packard, compete with us by also manufacturing tape libraries. There can be no assurance that other tape drive manufacturers will not also begin to manufacture libraries.

Historically, some of these suppliers have been unable to meet demand for their products and have allocated their limited supply among customers. If suppliers limit our supply of tape drives or tape media, we may be forced to delay or cancel shipments of our tape libraries. The major supplier risks we face include the following:

•
Sony Electronics, Inc. is our sole-source supplier of 8 millimeter Advanced Intelligent Tape tape drives and media. Sony has allocated some of their products and may allocate them again in the future. In the fiscal year 2000 we derived $40.0 million, or 81.0%, of our revenues, in fiscal 2001 we derived $39.8 million, or 77.1%, of our revenues, and in fiscal 2002 we derived $20.7 million, or 55.1% of revenues from the sale of libraries, tape drives and tape media based on Sony Advanced Intelligent Tape technology. If Sony reduces its sales to us or raises its prices, we could lose revenues and our margins could decline.

•
Quantum Corporation is our sole-source supplier of DLT and SDLT tape drives and competes with us as a manufacturer of automated tape libraries. In the past, Quantum has allocated quantities of tape drives among its customers. It is possible that Quantum will allocate again, and as a result, may be unable to meet our future DLT and SDLT tape drive requirements.

•
The Linear Tape Open standard was developed by an industry consortium consisting of IBM, Hewlett Packard and Seagate. LTO is intended to compete with 8mm and other half-inch tape drives and media. IBM and Hewlett Packard both manufacture and sell automated tape libraries that utilize LTO tape drives and compete with our products. Therefore, even if we receive adequate allocation, it may be at a price that renders our products uncompetitive.

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

•
we may reach fewer customers because we depend on value added resellers to market to end users and these value added resellers may fail to market effectively or fail to devote sufficient or effective sales, marketing and technical support to the sales of our products;

•
we may lose sales because many of our value added resellers sell products that compete with our products. These value added resellers may reduce their marketing efforts for our products in favor of products manufactured by our competitors; and

•	our costs may increase as value added resellers generally require a higher level of customer support than do original equipment manufacturers.

We depend upon our original equipment manufacturer customers’ ability to develop new products, applications and product enhancements that incorporate our products in a timely, cost-effective and customer-friendly manner. We cannot guarantee that our original equipment manufacturer customers will meet these challenges effectively. Original equipment manufacturers typically conduct substantial and lengthy evaluation programs before certifying a new product for inclusion in their product line. We may be required to devote significant financial and human resources to these evaluation programs with no assurance that our products will ever be selected. In addition, even if selected by the original equipment manufacturer, there generally is no requirement that the original equipment manufacturer purchase any particular amount of product or that it refrain from purchasing competing products.

We do not have any exclusive or long-term agreements with our value added resellers or original equipment manufacturers, who purchase our products on an individual purchase order basis. If we lose important value added resellers or original equipment manufacturer customers, if they reduce their focus on our products or if we are unable to obtain additional value added reseller or original equipment manufacturer customers, our business could suffer.

We rely on tape technology for all of our revenues. Our business will be harmed if demand for storage solutions using tape technology declines or fails to develop as we expect.

We derive substantially all of our revenues from products that incorporate some form of tape technology. We expect to derive substantially all of our revenues from these products for the foreseeable future. As a result, we will continue to be subject to the risk of a decrease in revenues if demand for these products declines or if rising prices make it more difficult to obtain them. If storage products incorporating technologies other than tape gain comparable or superior market acceptance, our business could be harmed.

Two customers account for a significant portion of our sales and they have no minimum or long-term purchase commitments. Our revenues and earnings may decrease if we lose business from these customers.

Loronix Information Systems, a division of Verint Systems Inc., accounted for 21.7% of our revenues during fiscal 2000, 15.4% of revenues during fiscal 2001, and 8.2% of our revenues during fiscal 2002. StorNet, Inc., our largest value added reseller, accounted for 11.5% of our revenues during fiscal 2000, 13.8% during fiscal 2001, and 9.4% of our revenues during fiscal 2002. We cannot assure you that these customers will continue to purchase our products in the quantities they have purchased in the past, or at all. Our revenues and earnings may decrease if any of the following factors were to occur relating to either of these customers:

•
any financial difficulties of the customer that results in its inability to pay amounts owed to us. StorNet, our largest VAR, has had financial difficulties and as a result, we believe that it is unlikely they will continue as a re-seller of our products. Due to their difficulties, we increased our allowance for doubtful accounts by $1.5 million during the fourth quarter of fiscal 2002.

•	the loss of the customer due to competition from other vendors or consolidation; or

•	substantial cancellations of orders by the customer, or the receipt of orders significantly below historical or anticipated levels.

Our revenues and operating results may fluctuate unexpectedly from quarter to quarter, which may cause our stock price to decline.

Our quarterly revenues and operating results have fluctuated in the past, and may fluctuate in the future due to several factors, including:

•	reductions in the size, delays in the timing, or cancellation of significant customer orders;

•	fluctuations in product mix;

•	the timing of the introduction or enhancement of products by us, our original equipment manufacturer customers or our competitors;

•	expansions or reductions in our relationships with value added reseller and original equipment manufacturer customers;

•	financial difficulties affecting our value added reseller or original equipment manufacturer customers that render them unable to pay amounts owed to us;

•	the rate of growth in the data storage market and the various segments within it;

•	timing and levels of our operating expenses; and

•	availability of tape media.

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

The market for our products is characterized by rapidly changing technology and evolving industry standards. The future success of Qualstar will depend on our ability to anticipate changes in technology, to develop new and enhanced products on a timely and cost-effective basis, and to introduce, manufacture and achieve market acceptance of these new and enhanced products. In particular, our success will depend on the market acceptance of our recently introduced RLS family of automated tape libraries. The RLS is our “next generation of automated tape libraries” designed for the rackmount automated tape library marketplace. The RLS and the TLS families of tape libraries are facing increasing competition from automated tape library products and likely will face competition from other types of storage devices that may be developed in the future.

Development schedules for high technology products are inherently subject to uncertainty and there can be no assurance we will be able to meet our product development schedules or that our development costs will be within budgeted amounts. If the products or product enhancements developed are not deliverable due to technical problems, quality issues or component shortages, or if such products or product enhancements are not accepted by the marketplace or are unreliable, then our business, financial condition and results of operations may be materially adversely affected.

The introduction of new storage technologies or the adoption of an industry standard different than our current product standards could render our existing products obsolete.

We depend upon independent software developers to provide software that integrates our libraries with computer operating systems.

The utility of an automated tape library depends partly upon the storage management software, which supports the library and integrates it into the user’s computing environment to provide a complete storage solution. We do not develop and have no control over the development of this storage management software. Instead we rely on independent third party software developers to develop and support this software. Accordingly, the continued development and future growth of the market for our products will depend partly upon the success of software developers to meet the overall data storage and management needs of tape library purchasers and our ability to maintain relationships with these firms. Although we do not have contracts with any independent software developers, we maintain relationships with them by:

•	supplying evaluation tape libraries so they can qualify their software to work with our tape libraries;

•	evaluating their software for compatibility with our tape libraries;

•	keeping them informed as to current and contemplated changes to our products; and

•	referring business to them when value added resellers or end users inquire about software sources.

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

Sales to customers located outside the United States accounted for approximately 25.8% of our revenues in fiscal 2000, 28.2% in fiscal 2001, and 32.2% in fiscal 2002. We believe that international sales will continue to represent a significant portion of our revenues. Our foreign sales subject us to a number of risks, including:

•	political and economic instability may reduce demand for our products or our ability to market our products in foreign countries;

•
although we denominate our international sales in U.S. dollars, currency fluctuations could make our products unaffordable to foreign purchasers or more expensive compared to those of foreign manufacturers;

•	restrictions on the export or import of technology may reduce or eliminate our ability to sell in certain markets;

•	greater difficulty of administering business overseas may increase the costs of foreign sales and support;

•	foreign governments may impose tariffs, quotas and taxes on our products;

•	longer payment cycles typically associated with international sales and potential difficulties in collecting accounts receivable may reduce the profitability of foreign sales; and

•	our current determination not to seek ISO-9000 certification, a widely accepted method of establishing and certifying the quality of a manufacturer’s products, may reduce sales.

These risks may increase our costs of doing business internationally and reduce our sales or profitability.

We may have to expend significant amounts of time and money defending or settling product liability claims arising from failures of our tape libraries.

Because our tape library customers use our products to store and backup their important data, we face potential liability if our products fail to perform. Although we maintain general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance or that exceeds our insurance coverage could reduce our profitability or cause us to discontinue operations.

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

In recent years, there has been an increasing amount of litigation in the United States involving patents and other intellectual property rights. While we currently are not engaged in any intellectual property litigation or proceedings, we may become involved in these proceedings in the future. We have from time to time and in the future may be subject to claims or inquiries regarding our alleged unauthorized use of a third party’s intellectual property. An adverse outcome in litigation could force us to do one or more of the following:

•	stop selling, incorporating or using our products or services that use the challenged intellectual property;

•	subject us to significant liabilities to third parties;

•	obtain from the owners of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or

•	redesign those products or services that use the infringed technology, which redesign may be either economically or technologically infeasible.

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

Our tape libraries are complex. Despite our efforts to revise and update our manufacturing and test processes to address engineering and component changes, we may not be able to control and eliminate manufacturing flaws adequately. These flaws may include undetected software or hardware defects associated with:

•	a newly introduced product;

•	a new version of an existing product; or

•	a product that has been integrated into a network storage solution with the products of other vendors.

The variety of contexts in which errors may arise may make it difficult to identify the source of a problem. These problems may:

•	cause us to incur significant warranty, repair and replacement costs;

•	divert the attention of our engineering personnel from our product development efforts;

•	cause significant customer relations problems; or

•	damage our reputation.

To address these risks, we frequently revise and update manufacturing and test procedures to address engineering and component changes to our products. If we fail to adequately monitor, develop and implement appropriate test and manufacturing processes we could experience a rate of product failure that results in substantial shipment delays, repair or replacement costs or damage to our reputation. Product flaws may also consume our limited engineering resources and interrupt our development efforts. Significant product failures would increase our costs and result in the loss of future sales and be harmful to our business.

Our officers and directors could implement corporate actions that are not in the best interests of our shareholders as a whole.

Our executive officers and directors own beneficially, in the aggregate, approximately 44.5% of our outstanding common stock. As a result, these shareholders will be able to exercise significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us. The interests of our officers and directors, when acting in their capacity as shareholders, may lead them to:

•	vote for the election of directors who agree with the incumbent officers’ or directors’ preferred corporate policy; or

•
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

We historically have pursued a policy of reinvesting our earnings in research and development, expanding our value added reseller and original equipment manufacturer relationships, and expanding our manufacturing capabilities. Consequently, we have never paid dividends on our shares of capital stock. We intend to continue this policy for the foreseeable future to strengthen our financial and competitive position in the tape library market.

Item 2.    Properties

Qualstar leases all of the facilities used in our business. Our headquarters, manufacturing, TLS and RLS engineering, and N2 Power are located in a single building containing approximately 57,000 square feet located in Simi Valley, California. Our lease on this facility expires in February 2011, with an early termination option becoming available in February of 2007. Rent on this facility is $39,000 per month, with step-ups ranging from $2,400 to $2,800 per month every two years.

Qualstar also leases approximately 4,300 square feet of office space in Boulder, Colorado, that houses our Advanced Development Group. The lease of the Boulder, Colorado facility expires in 2007. Additionally, Qualstar maintains small offices in Rhode Island, San Diego, CA and Frankfurt, Germany.

Item 3.    Legal Proceedings

We may be involved in legal proceedings from time to time in the ordinary course of business. However, there are currently no material legal proceedings pending or, to our knowledge, threatened against us.

Item 4.    Submission of Matters to a Vote of Shareholders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2002.

MANAGEMENT

Executive Officers

Officers are elected by and serve at the discretion of the board of directors. The executive officers of Qualstar as of September 27, 2002 are:

Name	Age	Position
William J. Gervais	59	Chief Executive Officer, President and Director
Richard A. Nelson	59	Vice President of Engineering, Secretary and Director
Thomas J. Studebaker	60	Vice President of Advanced Development
Matthew Natalizio	47	Vice President and Chief Financial Officer
David L. Griffith	46	Vice President of Operations
Mark R. Gilmore	52	Vice President of Sales
Robert K. Covey	54	Vice President of Marketing

Background

William J. Gervais is a founder of Qualstar and has been our President and a director since our inception in 1984, and was elected Chief Executive Officer in January 2000. From 1984 until January 2000, Mr. Gervais also served as our Chief Financial Officer. From 1981 until 1984, Mr. Gervais was President of Northridge Design Associates, Inc., an engineering consulting firm. Mr. Gervais was a co-founder, and served as Engineering Manager from 1976 until 1981, of Micropolis Corporation. Mr. Gervais earned a B.S. degree in Mechanical Engineering from California State Polytechnic University in 1967.

Richard A. Nelson is a founder of Qualstar and has been our Vice President of Engineering, Secretary and a director since our inception in 1984. From 1974 to 1984, Mr. Nelson was self employed as an engineering consultant specializing in microprocessor technology. Mr. Nelson earned a B.S. in Electronic Engineering from California State Polytechnic University in 1966.

Tim Studebaker has been our Vice President of Advanced Development since April of 2002. From 1997 to 2002, Mr. Studebaker was Vice President of Engineering, Storage Automation & Solutions Division of Exabyte Corporation. From 1991 to 1997, Mr. Studebaker was Director of New Product Development for Exabyte Corporation. Mr. Studebaker acted as Packaging and Robotic Development Manager of Storage Technology Corporation from 1977 to 1991. In 1966, Mr. Studebaker received a B.S. in Mechanical Engineering from the University of Colorado. Mr. Studebaker received his Post Graduate Certificate from the U.S. Army Management Engineering Training Agency in 1996.

Matthew Natalizio has been our Vice President and Chief Financial Officer since 2000. Prior to joining Qualstar, Mr. Natalizio served as Vice President of Finance and Treasurer from 1994 until 1998, and as Vice President, Operations Support from 1998 through 1999, of Superior National Insurance Group, Inc. From 1988 until 1994, Mr. Natalizio was a Senior Audit Manager for KPMG Peat Marwick LLP. From 1983 through 1988, Mr. Natalizio was an Audit Manager for Ernst & Whinney. Mr. Natalizio received a B.A. degree in Economics from the University of California, Los Angeles in 1977 and became a C.P.A. in 1985.

Dave Griffith, currently our Vice President of Operations, joined the company in October of 2001. From 1999 to 2001, Mr. Griffith served as the President and Chief Executive Officer of Stardrive Solutions Inc., a software solutions provider for the broadcast automation industry. From 1998 to 1999, Mr Griffith was the Corporate Vice President of Business Development at Tandberg Data ASA where he was responsible for the development of worldwide business plans and corporate expansion activities. From 1994 to 1998, Mr. Griffith was the President and Chief Executive Officer of Tandberg Data, Inc. located in Simi Valley, California. From

1990 to 1994, Mr. Griffith was the Vice President of Sales and Marketing for Tandberg Data, Inc. From 1987 to 1990, Mr. Griffith acted as Marketing Manager and Program Manager for the Memory Products Group of Siemens Information Systems. From 1985 to 1987, Mr. Griffith was Director of Disk Operations for Ibis Systems Inc. From 1982 to 1985, Mr. Griffith acted as a Principle Engineer for Micropolis Corporation. Mr. Griffith received a degree in Mechanical Engineering from California State Polytechnic University in 1980.

Mark R. Gilmore has been our Vice President of Sales since January of 2002. From 1976 to January of 2002, Mark was the General Manager of OEM Products and National Sales Manager at Kodak Corporation. In 1985, Mark obtained an M.B.A. from Marquette University. In 1972, Mark graduated from Grove City College where he received a B.A. degree in Accounting.

Robert K. Covey has been our Vice President of Marketing since 1994. From 1986 to 1993 Mr. Covey was regional manager of ATG Cygnet, an optical disk library firm. From 1982 to 1985, Mr. Covey served as national sales manager at Micropolis Corporation, a former disk drive manufacturer. Mr. Covey attended Butler University from 1965 to 1968.

PART II

Item 5.    Market for Registrant’s Common Stock and Related Stockholder Matters

Qualstar commenced its initial public offering of common stock on June 23, 2000. Qualstar’s common stock is quoted on the Nasdaq Stock Market’s National Market (NASDAQ Symbol-QBAK). The following table sets forth the high and low closing sale prices of our common stock as reported by NASDAQ, during the periods indicated:

Period	Date Range	High	Low
Fiscal 2000:
Fourth Quarter	June 23—June 30, 2000	$7.72	$7.00
Fiscal 2001:
First Quarter	July 1—September, 30, 2000	$13.50	$7.00
Second Quarter	October 1—December 31, 2000	$14.75	$6.00
Third Quarter	January 1—March 31, 2001	$9.13	$5.31
Fourth Quarter	April 1—June 30, 2001	$8.00	$5.94
Fiscal 2002:
First Quarter	July 1—September, 30, 2001	$6.92	$4.45
Second Quarter	October 1—December 31, 2001	$6.05	$4.37
Third Quarter	January 1—March 31, 2002	$7.61	$5.94
Fourth Quarter	April 1—June 30, 2002	$7.40	$5.58

The approximate number of shareholders of record at September 23, 2002 was 1,916.

Qualstar has declared no cash dividends during the periods reported. Qualstar does not anticipate paying cash dividends in the foreseeable future, but intends to retain any future earnings for reinvestment in its business. Any future determination to pay cash dividends will be at discretion of our Board of Directors and will be dependent upon Qualstar’s financial condition, results of operations, capital requirements, terms of any debt instruments then in effect and such other factors as our Board of Directors may deem relevant at the time.

Item 6.    Selected Financial Data

The following selected financial data is qualified in its entirety by and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included elsewhere in this 10-K. Our historical financial results are not necessarily indicative of results to be expected for any future period.

	Years Ended June 30,
	1998	1999	2000	2001	2002
	(in thousands, expect per share amounts)
Statements of Income Data:
Net revenues.	$19,155	$29,698	$49,352	$51,572	$37,631
Cost of goods sold.	12,892	19,058	30,915	33,216	23,753

Gross profit.	6,263	10,640	18,437	18,356	13,878

Operating expenses:
Research and development.	894	925	1,027	1,279	2,136
Sales and marketing	1,277	1,941	2,643	3,399	3,048
General and administrative.	1,062	1,267	2,057	3,301	5,222

Total operating expenses.	3,233	4,133	5,727	7,979	10,406

Income from operations.	3,030	6,507	12,710	10,377	3,472
Interest income	35	41	54	1,225	1,133
Impairment of investment.	—	—	—	(1,050)	—

Income before income taxes.	3,065	6,548	12,764	10,552	4,605
Provision for income taxes.	1,132	2,562	4,968	3,824	1,845

Net income.	1,933	3,986	7,796	6,728	2,760

Premium paid on redemption of
preferred stock.	(147)	—	—	—	—

Net income applicable to common
shareholders	$1,786	$3,986	$7,796	$6,728	$2,760

Earnings per share:

Basic	$0.28	$0.60	$1.10	$0.54	$0.22

Diluted	$0.19	$0.42	$0.80	$0.53	$0.22

Shares used to compute earnings per share:

Basic	6,404	6,629	7,119	12,372	12,475

Diluted	9,290	9,467	9,742	12,668	12,664

	June 30,
	1998	1999	2000	2001	2002
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents.	$798	$2,134	$18,976	$20,809	$16,363
Working capital.	7,213	11,205	33,620	43,382	46,507
Total assets	8,461	12,950	37,984	47,878	50,758
Total debt	—	—	—	—	—
Shareholders’ equity	7,614	11,640	35,032	44,689	47,973

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto.

Overview

We design, develop, manufacture and sell automated magnetic tape libraries used to store, retrieve and manage electronic data primarily in network computing environments. We offer tape libraries for multiple tape drive technologies, including those using Advanced Intelligent Tape, DLT, SDLT, and Linear Tape Open, or LTO, tape drives and media.

Many enterprises now routinely manage very large databases, in addition to storing information on local desktop computers. This, coupled with the growth in the amount of data from new sources and applications, is increasing the need for managing and storing data efficiently. Anticipating the increased demand for large libraries, we developed a family of tape libraries over the last seven years spanning a broad range of tape formats, prices, capacity and performance. Our product mix has changed over the last five fiscal years as we introduced new products to address additional tape formats and changing customer preferences. For example, during fiscal year 2002, we introduced a new rack-mount library compatible with AIT technology. We expect our product mix to continue to evolve in the future in response to emerging tape technologies and changing customer preferences.

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

Our international sales efforts are currently directed from our corporate offices in Simi Valley, California. European sales are coordinated through our European sales office in Frankfurt, Germany. We intend to continue to develop our international markets and create additional outlets for our products. All of our international sales are denominated in U.S. dollars. Revenues from sales to customers located outside the United States were $12.6 million, or 25.8% of revenues in fiscal 2000, $14.5 million, or 28.2% of revenues in fiscal 2001, and $12.1 million, or 32.2% of revenues in fiscal 2002.

Net revenues include revenues from the sale of tape libraries, library tape drives, storage media, and ancillary products. Ancillary revenues include service and repair, net of the cost of any third party service contracts, extended warranty revenues, and 9-track tape drives, which we announced end-of-life in fiscal year 2002. Automated tape libraries and related products, such as tape drives and tape media, represented approximately 85.5% of revenues in fiscal 2000, and 89.3% of revenues in fiscal 2001, and 82.9% of revenues in fiscal 2002. Sales of services and other products accounted for the balance of our revenues.

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

Research and development activities include the design and development of new products, as well as enhancements to existing products. In an effort to increase the flow of new products to market, we will continue to increase our spending on research and development activities. To this end, we recently established the Advanced Development Group in Boulder, Colorado. This group is focusing on the development of our next generation family of automated tape libraries.

We expect selling, general and administrative expenses will increase in fiscal 2003, exclusive of bad debt expenses, due to the increasing cost of employee benefits and the higher cost of being a public company, such as increased premiums for directors and officers liability insurance, and legal and accounting fees and expenses.

We recorded deferred compensation of approximately $1.7 million in the third quarter of fiscal 2000, representing the difference between the exercise prices of the options and restricted stock awards granted to employees and directors during fiscal 2000 and the deemed fair value for accounting purposes of our common stock on the grant dates. Amortization of the deferred compensation was approximately $227,000 during fiscal 2000, $437,000 during fiscal 2001, and $430,000 during fiscal 2002, which was recorded as general and administrative expenses in the statements of income. Total deferred compensation amortization will approximate $430,000 in fiscal 2003, and $201,000 in fiscal 2004. These approximations may vary if individuals to whom the deferred compensation amounts relate leave prior to fiscal 2004.

Results of Operations

The following table reflects, as a percentage of net revenues, statements of income data for the periods indicated:

	Years Ended June 30,
	2000	2001	2002
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	62.6	64.4	63.1

Gross margin	37.4	35.6	36.9
Operating expenses:
Research and development	2.0	2.5	5.7
Sales and marketing.	5.4	6.6	8.1
General and administrative	4.2	6.4	13.9

Income from operations	25.8	20.1	9.2
Interest income.	0.1	2.4	3.0
Impairment of investment	—	(2.0)	—

Income before income taxes	25.9	20.5	12.2
Provision for income taxes	10.1	7.4	4.9

Net income	15.8%	13.1%	7.3%

Fiscal 2002 Compared to Fiscal 2001

Net Revenues.    Revenues are recognized upon shipment of the product to the customer, less estimated returns, for which provision is made at the time of the sale. Revenues for the year ended June 30, 2002 were $37.6 million, a decrease of 27.0% compared to net revenues of $51.6 million for the year ended June 30, 2001. The decrease in revenues was due primarily due to an overall decline in the data storage market, which reflects the softness seen in the global economy. Revenues from tape libraries and related media decreased to $31.2 million, or 82.9% of revenues, in the year ended June 30, 2002 from $46.0 million, or 89.3% of revenues, in the year ended June 30, 2001. Selling prices of our libraries remained relatively stable during fiscal 2002. However, selling prices of 8mm library tape drives declined during fiscal 2002, whereas half-inch library tape drives increased in overall selling price. The decline in selling prices of 8mm tape drives was attributable to reduced costs for these drives from our supplier, which were passed through to our customers in the form of lower selling prices. Half-inch library tape drives increased in selling price due to the introduction of new, more expensive LTO and DLT tape drives.

Gross Profit.    Gross profit was $13.9 million, or 36.9% of revenues, for the year ended June 30, 2002, compared to $18.4 million, or 35.6% of revenues, for fiscal 2001. Cost of goods sold consists primarily of direct labor, purchased parts, depreciation of plant and equipment, rent, utilities, and packaging costs. The increase in gross margin as a percentage of revenues was primarily caused by product mix.

Research and Development.    Research and development expenses consist of engineering salaries, benefits, purchased parts and supplies used in development activities. Research and development expenses for the year ended June 30, 2002 increased 67.0% to $2.1 million as compared to $1.3 million for the year ended June 30, 2001. This increase was due primarily to costs associated in bringing our new rack-mount library to market. In addition, we opened an Advanced Development office in Boulder, Colorado. Although not fully operational at June 30, 2002, there were nominal costs incurred in establishing this research and development facility during fiscal 2002. We anticipate that research and development expenses will significantly increase in fiscal 2003.

Sales and Marketing.    Sales and marketing expenses consist primarily of employee salaries, benefits, sales commissions, trade show costs, advertising, technical support and travel related expenses. Sales and marketing expenses decreased 10.3% to $3.0 million, or 8.1% of revenues for the year ended June 30, 2002, as compared to $3.4 million, or 6.6% of revenues, for the year ended June 30, 2001. This decrease was due primarily to the decrease of commissions paid to our sales force as a result of lower sales.

General and Administrative.    General and administrative expenses include employee salaries and benefits, deferred compensation related to equity incentives, provisions for doubtful accounts and returns, and professional service fees. General and administrative expenses increased to $5.2 million for fiscal 2002 as compared to $3.3 million for fiscal 2001. As a percentage of revenue, general and administrative expenses increased to 13.9% for the year ended June 30, 2002 as compared to 6.4% for the year ended June 30, 2001. The increase in general and administrative expenses was caused primarily by an increase in our allowance for doubtful accounts of approximately $1.6 million primarily due to the potential insolvency of a large customer.

Investment income.    Investment income decreased to $1.1 million in the year ended June 30, 2002 as compared to $1.2 in the year ended June 30, 2001. This decrease was due to primarily to a poor performing economy in which overall interest rates have been low partially offset by an increase in funds available for investment.

Provision for Income Taxes.    The provision for income taxes was $1.8 million, or 40.1% of pre-tax income, for fiscal 2002 compared to $3.8 million, or 36.2% of pre-tax income, for fiscal 2001. The increase in the percentage of the provision for income taxes to pre-tax income was primarily due to a higher than anticipated state apportionment factor for California income taxes.

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

Liquidity and Capital Resources

Historically, we have funded our capital requirements with cash provided by operations. Cash provided by operating activities were $2.6 million in fiscal 2000, $6.6 million in fiscal 2001, and $4.1 million in fiscal 2002.

In each of these periods, operating cash was provided primarily by net income. During fiscal 2000, cash flow from operating activities was primarily used to fund increases in receivables and inventory. In fiscal 2001, cash flow from operating activities was primarily used to fund increases in inventories and the purchase of marketable securities. In fiscal 2002, cash flow from operating activities was primarily used to purchase marketable securities.

Cash used in investing activities was $1.1 million in fiscal 2000, $7.2 million in fiscal 2001, and $8.8 million in fiscal 2002. Cash used in investing activities in fiscal 2000 related primarily to our investment of $1.1 million for an approximately 1% interest in Chaparral Network Storage, Inc., a provider of Fibre Channel interfaces. Cash used in investing activities for fiscal 2001 and 2002 related primarily to purchases of marketable securities as well as equipment and leasehold improvements.

Contractual Obligations

Our contractual obligations as of June 30, 2002 are as follows (in thousands):

	Due in 2003	Due in 2004 and 2005	Due in 2006 and 2007	Due Thereafter	Total
Operating lease obligations	$513	$1,111	$1,171	$2,053	$4,848

Total	$513	$1,111	$1,171	$2,053	$4,848

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer promotional offers, sales returns, bad debts, inventories, warranty costs, investments, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue is recognized upon shipment of products to our customers. Title and risk of loss transfer to the customer when the product leaves our dock in Simi Valley, California. In general, these customers are allowed to return the product, free of penalty, within 30 days of shipment. After 30 days, customers generally are not allowed to return product to us without a restocking fee. We record an allowance for estimated sales returns based on past experience and current knowledge of our customer base. Our experience has been such that only a very small percentage of libraries are ever returned. Should our experience change, however, we may require additional allowances for sales returns.

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In addition, if the financial condition of our customers for which we have already established allowances were to improve, then their ability to make payments to us would be less impaired, potentially making such allowances unnecessary.

We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If technology changes more rapidly than expected, or market conditions become less favorable than those projected by management, additional inventory write-downs may be required. Likewise, if technology changes more slowly than expected, or market conditions become more favorable than those projected by management, inventory write-downs may become unnecessary.

We provide for the estimated cost of product warranties at the time revenue is recognized. We engage in extensive product quality programs and processes, including actively monitoring and evaluation of product failure rates, material usage and estimation of service delivery costs incurred in correcting a product failure. However, should actual product failure rates, material usage, or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

We do not currently record a valuation allowance to reduce our deferred tax assets because we believe that the assets are more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event we were to determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, “Business Combinations” (SFAS 141), and No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also includes guidelines on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 requires these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized for their estimated useful lives. We expect to adopt SFAS 142 in the first quarter of fiscal 2003, and do not expect the adoption of the statement to have a significant impact on our financial position or result of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged. We expect to adopt SFAS 144 in the first quarter of fiscal 2003, and do not expect the adoption of the statement to have a significant impact on our financial position or result of operations.

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

Item 8.    Financial Statements and Supplementary Data

See Index to Financial Statements at page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

The information called for by Items 10, 11, 12 and 13 of Part III of Form 10-K (except information as to Qualstar’s executive officers, which information follows Item 4 in Part I of this Report) will be included in Qualstar’s Proxy Statement which management intends to file with the Securities and Exchange Commission within 120 days after the close of its fiscal year ended June 30, 2002, and is hereby incorporated by reference to such Proxy Statement.

PART IV

Item 15.    Exhibits, Financials Statement Schedules and Reports on Form 8-K

(a)    (1)    The following documents are filed as part of this Report:

Consolidated Financial Statements—See Index to Financial Statements in Item 8 commencing at F-1 of this Report.

(2)    Supplemental Schedule:

Schedule II—Valuation and Qualifying Accounts; Allowance for Doubtful Accounts

All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

(b)    Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the fiscal year ended June 30, 2002.

(c)    Exhibits:

Exhibit No.		Description

3.1	(1)	Restated Articles of Incorporation.

3.2	(1)	Amended and Restated Bylaws.

10.1	(1)*	1998 Stock Incentive Plan, as amended and restated.

10.2	(1)	Form of Indemnification Agreement.

10.3	(2)	Lease agreement between Strategic Performance Fund-II, Inc. and Qualstar Corporation, dated September 20, 2000.

21.1		Subsidiaries of Qualstar Corporation

23.1		Consent of Ernst & Young LLP, Independent Auditors.

99.1		Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2		Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the designated exhibits to Qualstar’s registration statement on Form S-1 (Commission File No. 333-96009), declared effective by the Commission on June 22, 2000.
(2)	Incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
*	Each of these exhibits constitutes a management contract, compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of this report.

QUALSTAR CORPORATION

Item 8.    Financial Statements and Supplementary Data

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders of Qualstar Corporation

We have audited the accompanying consolidated balance sheets of Qualstar Corporation as of June 30, 2001 and 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2002. Our audits also included the financial statement schedule listed at the index in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Qualstar Corporation at June 30, 2001 and 2002, and the consolidated results of its operations and its cash flows for the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    ERNST & YOUNG LLP

Woodland Hills, California
August 30, 2002

QUALSTAR CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30,
	2001	2002
ASSETS
Current assets:
Cash and cash equivalents	$20,809	$16,363
Marketable securities	6,278	14,482
Accounts receivable, net of allowances of $470 in 2001 and $2,100 in 2002	6,379	6,695
Inventories	10,632	9,652
Prepaid expenses and other current assets	400	355
Prepaid income taxes	927	148
Deferred income taxes	1,041	1,501

Total current assets	46,466	49,196

Property and equipment, net	1,126	1,324
Other assets	286	238

Total assets	$47,878	$50,758

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,374	$1,590
Accrued payroll and related liabilities	227	308
Other accrued liabilities	483	693
Income taxes payable	—	98

Total current liabilities	3,084	2,689

Deferred income taxes	105	96
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized, 12,601 and 12,656 shares issued and outstanding as of June 30, 2001 and 2002, respectively	20,691	20,751
Deferred compensation	(1,061)	(631)
Notes from directors	(512)	(387)
Accumulated other comprehensive income(loss)	60	(31)
Retained earnings	25,511	28,271

Total shareholders’ equity	44,689	47,973

Total liabilities and shareholders’ equity	$47,878	$50,758

See accompanying notes

QUALSTAR CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Years Ended June 30,
	2000	2001	2002
Net revenues	$49,352	$51,572	$37,631
Cost of goods sold	30,915	33,216	23,753

Gross profit	18,437	18,356	13,878

Operating expenses:
Research and development	1,027	1,279	2,136
Sales and marketing	2,643	3,399	3,048
General and administrative	2,057	3,301	5,222

Total operating expenses	5,727	7,979	10,406

Income from operations	12,710	10,377	3,472
Interest income	54	1,225	1,133
Impairment of investment	—	(1,050)	—

Income before provision for income taxes	12,764	10,552	4,605
Provision for income taxes	4,968	3,824	1,845

Net income	$7,796	$6,728	$2,760

Earnings per share:
Basic	$1.10	$0.54	$0.22

Diluted	$0.80	$0.53	$0.22

Share used to compute earnings per share:
Basic	7,119	12,372	12,475

Diluted	9,742	12,668	12,664

See accompanying notes

QUALSTAR CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Series A Nonredeemable Preferred Stock		Common Stock		Deferred Compensation	Notes From Directors	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balances at July 1, 1999	881	$431	6,656	$280	$(58)	$—	$—	$10,987	$11,640
Initial public offering, issuance of common stock	—	—	2,500	15,272	—	—	—	—	15,272
Exercise of stock options	—	—	413	114	—	—	—	—	114
Directors’ notes	—	—	—	—	—	(600)	—	—	(600)
Sale of restricted stock to directors	—	—	216	600	—	—	—	—	600
Deferred compensation related to stock options and restricted stock	—	—	—	1,703	(1,703)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	227	—	—	—	227
Conversion of preferred stock to common stock	(881)	$(431)	2,379	431	—	—	—		—
Accrued interest on directors’ notes	—	—	—	—	—	(17)	—	—	(17)
Net income	—	—	—	—	—	—	—	7,796	7,796

Balances at June 30, 2000	—	—	12,164	18,400	(1,534)	(617)	—	18,783	35,032

Exercise of stock options	—	—	62	43	—	—	—	—	43
Initial public offering, issuance of common stock	—	—	375	2,284	—	—	—	—	2,284
Amortization of deferred compensation	—	—	—	—	437	—	—	—	437
Forfeiture of unvested stock options	—	—	—	(36)	36	—	—	—	—
Accrued interest on directors’ notes	—	—	—	—	—	(35)	—	—	(35)
Principal payments on directors’ notes	—	—	—	—	—	140	—	—	140
Comprehensive income:
Net income	—	—	—	—	—	—	—	6,728	6,728
Unrealized gains on investments	—	—	—	—	—	—	60	—	60

Comprehensive income									6,788

Balances at June 30, 2001	—	—	12,601	20,691	(1,061)	(512)	60	25,511	44,689

Exercise of stock options	—	—	55	35	—	—	—	—	35
Amortization of deferred compensation	—	—	—	—	430	—	—	—	430
Settlement of IPO expenses	—	—	—	25	—	—	—	—	25
Accrued interest on directors’ notes	—	—	—	—	—	(27)	—	—	(27)
Principal payments on directors’ notes	—	—	—	—	—	152	—	—	152
Comprehensive income:
Net income	—	—	—	—	—	—	—	2,760	2,760
Unrealized losses on investments	—	—	—	—	—	—	(91)	—	(91)

Comprehensive income									2,669

Balances at June 30, 2002	—	$—	12,656	$20,751	$(631)	$(387)	$(31)	$28,271	$47,973

See accompanying notes

QUALSTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended June 30,
	2000	2001	2002
OPERATING ACTIVITIES:
Net income	$7,796	$6,728	$2,760
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	152	237	272
Deferred income taxes	(235)	(344)	(469)
Provision for bad debts and returns	50	118	1,679
Amortization of deferred compensation	227	437	430
Impairment of investment	—	1,050	—
Accrued interest on directors’ notes	(17)	(35)	(27)
Changes in operating assets and liabilities:
Accounts receivable	(2,411)	779	(1,995)
Inventories	(4,006)	(1,975)	980
Prepaid expenses and other assets	(160)	(455)	93
Prepaid income taxes and income taxes payable	(420)	(162)	877
Accounts payable	1,594	33	(784)
Accrued payroll and related liabilities	26	(166)	81
Other accrued liabilities	3	325	235

Net cash provided by operating activities	2,599	6,570	4,132
INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements	(93)	(986)	(470)
Purchase of investments in equity securities	(1,050)	—	—
Purchases of marketable securities	—	(7,233)	(17,231)
Proceeds from the sale of marketable securities	—	1,015	8,936

Net cash used in investing activities	(1,143)	(7,204)	(8,765)
FINANCING ACTIVITIES:
Principal and interest payments on directors’ notes	—	140	152
Proceeds from issuance of common stock, net of offering costs	15,272	2,284	—
Proceeds from exercise of stock options	114	43	35

Net cash provided by financing activities	15,386	2,467	187
NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	16,842	1,833	(4,446)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,134	18,976	20,809

CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,976	$20,809	$16,363

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$5,619	$4,330	$1,436

See accompanying notes

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Business

Qualstar Corporation (“Qualstar”) was incorporated in California in 1984 to develop and manufacture IBM compatible 9-track reel-to-reel tape drives for the personal computer and workstation marketplaces. Since 1995, Qualstar has focused its efforts on designing, developing, manufacturing and selling automated magnetic tape libraries used to store, retrieve and manage electronic data primarily in the network computing environment. Tape libraries consist of high-performance cartridge tape drives, storage arrays of tape cartridges and robotics to move the tape cartridges from their storage locations to the tape drives under software control. Qualstar’s libraries provide storage solutions for organizations requiring backup, recovery, and archival storage of critical electronic information. Qualstar’s tape libraries are compatible with commonly used network operating systems, including UNIX, Windows NT, NetWare, and Linux and a wide range of storage management software. Qualstar offers tape libraries for multiple tape drive technologies, including those using Linear Tape Open, Advanced Intelligent Tape, and Digital Linear Tape.

Principles in Consolidation

The consolidated financial statements include the accounts and operations of Qualstar and its wholly owned subsidiary. All significant intercompany accounts have been eliminated.

Stock Split and Initial Public Offering

In connection with Qualstar’s initial public offering, on March 13, 2000 the Board of Directors approved a 2.7-for-1 stock split of Qualstar’s common stock, which became effective March 29, 2000. All references in the accompanying financial statements to the number of shares of common stock and per common share amounts have been retroactively adjusted to reflect the stock split. In addition, Qualstar’s capital structure was changed, effective as of March 29, 2000, to reflect 50,000,000 authorized shares of common stock and to authorize an additional 5,000,000 shares of preferred stock. The Board of Directors has authority to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares of preferred stock without any future vote or action by the shareholders.

On June 23, 2000 Qualstar commenced its initial public offering. In the offering Qualstar sold 2.5 million shares of common stock at $7.00 per share and received net proceeds of $15.3 million. In July 2000, Qualstar sold an additional 375,000 shares of common stock resulting in proceeds of $2.4 million, net of underwriters’ commission, as a result of the underwriters’ exercising their over-allotment provisions of the underwriting agreement. All outstanding Series A Preferred Stock automatically converted into common stock on June 28, 2000 at a ratio of 2.7-for-1, resulting in the issuance of 2.4 million shares of common stock.

Cash and Cash Equivalents

Qualstar classifies as cash equivalents only cash and those investments that are short term, highly liquid, readily convertible to cash, and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates.

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Credit Risk, Other Risks and Significant Customers

Qualstar sells its products primarily through a variety of market channels including original equipment manufacturers (OEM) and value added resellers (VAR) located worldwide. Ongoing credit evaluations of customers’ financial condition are performed by Qualstar and generally collateral is not required. Potential uncollectable accounts have been provided for in the financial statements.

Sales to customers located outside of the United States represented 25.8% of net revenues in 2000, 26.9% of net revenues in 2001, and 32.2% of net revenues in 2002. Revenues from Qualstar’s two largest customers were 33.2%, 29.2%, and 17.6% for the years ended June 30, 2000, 2001, and 2002, respectively. At June 30, 2001 and 2002 the two largest customer’s accounts receivable, net of specific allowances, totaled 19.3% and 8.5% of total accounts receivable, respectively.

Marketable Securities

Marketable securities consist primarily of high-quality U.S. corporate securities and U.S. government federal, state and municipal debt securities. These securities are classified in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities which Qualstar has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. All of Qualstar’s marketable securities were classified as available-for-sale at June 30, 2001 and 2002.

Available-for-sale securities are recorded at market value. Unrealized holding gains and losses, net of the related income tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of shareholders’ equity until realized. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale are included in earnings when the underlying securities are sold and are derived using the specific identification method for determining the cost of securities sold.

Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market.

Suppliers

Sales and costs of goods sold related to products purchased from one supplier totaled approximately 48.0% and 59.7%, respectively, of total sales and cost of goods sold for the year ended June 30, 2000. Sales and costs of goods sold related to products purchased from one supplier totaled approximately 45.4% and 57.6%, respectively, of total sales and cost of goods sold for the year ended June 30, 2001. Sales and costs of goods sold related to products purchased from one large supplier totaled approximately 55.1% and 43.7%, respectively, of total sales and cost of goods sold for the year ended June 30, 2002.

Property and Equipment

Property and equipment is depreciated using the straight-line method over the estimated useful lives (3 to 7 years) of the individual assets. Leasehold improvements are amortized over the estimated useful lives, or the term of the related leases, whichever is shorter, using the straight-line method.

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Warranty Costs

Qualstar generally provides warranties for its products ranging from one to three years. With respect to drives and tapes used in Qualstar’s products, but manufactured by a third party, Qualstar passes on to the customer the warranty on such drives and tapes provided by the manufacturer. A provision for costs related to warranty expense is recorded when revenue is recognized, which is estimated based on historical warranty costs incurred.

Research and Development

All research and development costs are charged to expense as incurred. These costs consist primarily of engineering salaries, outside consultant fees, prototype materials and applicable overhead expenses of personnel directly involved in the design and development of new products.

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising

Qualstar expenses all costs of advertising and promotion as incurred. Advertising and promotion expenses for the years ended June 30, 2000, 2001 and 2002 were $470,000, $426,000 and $211,000, respectively.

Accounting for Stock Based Compensation

Employee stock options are accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as amended and interpreted, which requires the recognition of expense when the option price is less than the fair value of the stock at the date of grant. Qualstar generally awards options for a fixed number of shares at an option price equal to the fair value at the date of grant. Qualstar has adopted the disclosure-only provisions of the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123).

Income Taxes

Income taxes are accounted for using the liability method in accordance with SFAS 109, “Accounting for Income Taxes.” Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

Comprehensive Income

Comprehensive income is accounted for according to SFAS No. 130, “Reporting Comprehensive Income” (SFAS 130). Comprehensive income includes unrealized gains and losses on debt and equity securities classified as available-for-sale and included as a component of shareholders’ equity.

Earnings Per Share

Qualstar calculates earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing net income by the weighted average common shares outstanding plus dilutive securities or other contracts to issue common stock as if these securities were exercised or converted to common stock.

The following table sets forth the calculation for basic and diluted earnings per share for the periods indicated:

	Year Ended June 30,
	2000	2001	2002
	(in thousands)
Earnings:
Net income	$7,796	$6,728	$2,760

Shares:
Weighted average shares for basic earnings per share	7,119	12,372	12,475
Conversion of Series A Preferred Stock	2,376	—	—
Stock options	247	296	189

Weighted average shares for diluted earnings per share	9,742	12,668	12,664

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shares issuable under stock options of 68,000 at June 30, 2001 and 2002 have been excluded from the computation of diluted earnings per share because the effect would be antidilutive.

Segment Information

Based on the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” and the manner in which the Chief Operating Decision Maker analyzes the business, Qualstar has determined that it does not have separately reportable operating segments.

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

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, “Business Combinations” (SFAS 141), and No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also includes guidelines on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 requires these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized for their estimated useful lives. The Company expects to adopt SFAS 142 in the first quarter of fiscal 2003, and does not expect the adoption of the statement to have a significant impact on the Company’s financial position or result of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged. The Company expects to adopt SFAS 144 in the first quarter of fiscal 2003, and does not expect the adoption of the statement to have a significant impact on the Company’s financial position or result of operations.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Inventories

Inventories consist of the following (in thousands):

	June 30,
	2001	2002
Raw materials	$9,001	$7,980
Finished goods	1,631	1,672

	$10,632	$9,652

3.    Property and Equipment

The components of property and equipment are as follows (in thousands):

	June 30,
	2001	2002
Leasehold improvements	$535	$541
Furniture and fixtures	725	907
Machinery and equipment	1,768	2,050

	3,028	3,498
Less accumulated depreciation and amortization	(1,902)	(2,174)

	$1,126	$1,324

4.    Income Taxes

The provision for income taxes is comprised of the following (in thousands):

	Year Ended June 30,
	2000	2001	2002
Current:
Federal	$4,171	$3,414	$1,775
State	1,032	754	539

	5,203	4,168	2,314
Deferred:
Federal	(207)	(256)	(391)
State	(28)	(88)	(78)

	(235)	(344)	(469)

	$4,968	$3,824	$1,845

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the statutory federal income tax rate to Qualstar’s effective income tax rate:

	Year Ended June 30,
	2000	2001	2002
Statutory federal income tax expense	34.0%	34.0%	34.0%
State income taxes, net of federal income tax benefit	4.9	4.3	4.5
Other	—	(2.1)	1.6

	38.9%	36.2%	40.1%

The tax effect of temporary differences resulted in deferred income tax assets (liabilities) as follows (in thousands):

	June 30,
	2001	2002
Deferred tax assets:
Allowance for bad debts and returns	$201	$861
Reserve for Chaparral investment	450	430
Capitalized inventory costs	42	31
State income taxes	264	140
Other accruals	84	39

Total deferred tax assets	1,041	1,501
Deferred tax liability:
Depreciation	(105)	(96)

	$936	$1,405

No valuation reserve was established at June 30, 2001 and 2002, based on Qualstar’s expectations to be able to realize the benefit from the deferred tax asset.

5.    Series A Preferred Stock

At June 30, 1999, 880,800 shares of preferred stock had been issued as Series A Preferred Stock. Each share of Series A Preferred Stock was convertible into 2.7 shares of common stock and the outstanding shares of Series A preferred stock automatically converted into a total of 2.4 million shares of common stock upon completion of Qualstar’s initial public offering.

6.    Stock Option Plans

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

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes all stock option activity (in thousands, except per share amounts):

	Stock Options	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at July 1, 1999	562	0.22 – 1.11	0.34
Granted	137	2.78	2.78
Exercised	(413)	0.22 – 0.56	0.28

Outstanding at June 30, 2000	286	0.22 – 2.78	1.60
Granted	84	9.38	9.38
Exercised	(62)	0.22 – 2.78	0.68
Cancelled	(52)	0.56 – 9.38	3.46

Outstanding at June 30, 2001	256	0.22 – 9.38	4.00
Granted	248	4.37 – 5.94	5.21
Exercised	(55)	0.22 – 2.78	0.63
Cancelled	(8)	2.78	2.78

Outstanding at June 30, 2002	441	0.22 – 9.38	5.12

				Options Exercisable
	Options Outstanding at June 30, 2002			at June 30, 2002
Exercise Price Range	Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$0.56	8	5.8	0.56	8	0.56
$2.78	117	7.5	2.78	55	2.78
$4.37 – 5.94	248	9.4	5.21	—	—
$9.38	68	8.1	9.38	17	9.38

On January 14, 2000, each of Qualstar’s four non-employee directors were granted and purchased 54,000 shares of restricted stock pursuant to the 1998 Stock Incentive Plan at a price of $2.78 per share. Each director paid for the shares with a promissory note in the amount of $150,000 secured by the purchased shares. Interest on the notes accrues at the rate of 6.21% and is payable annually. Payments of principal on the notes are due in four equal annual installments beginning in January 2002. Qualstar, solely at its discretion, has the right to repurchase each director’s restricted shares at the original purchase price upon termination of service for any reason. Qualstar’s repurchase right lapses and the shares vest ratably over four years based upon each year of service as a director.

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 14, 2000, Qualstar granted stock options to purchase a total of 137,700 shares under the 1998 Stock Incentive Plan at an exercise price of $2.78 per share. These stock options vest over a four year period.

Upon issuance of the restricted stock and granting of stock options in January 2000, Qualstar recorded a deferred compensation charge of $1.7 million related to both the option and restricted stock awards for the difference between the exercise price and the deemed fair market value for accounting purposes on the date of the grant. The deferred compensation recorded is being amortized over the four-year vesting period, which resulted in compensation expense of $227,000 in fiscal 2000, $437,000 in fiscal 2001, and $430,000 in fiscal 2002.

If Qualstar recognized employee stock option-related compensation expense in accordance with SFAS 123 and used the minimum value method for grants prior to Qualstar’s initial public offering and the Black-Scholes model afterward for determining the weighted average fair value of options granted during 2000, 2001 and 2002, its pro forma net income would have been $7.8 million, $6.6 million, and $2.6 million, respectively. The pro forma basic income per share would have been $1.09, $0.53, and $0.21 for 2000, 2001, and 2002, respectively. The pro forma diluted income per share would have been $0.80, $0.52, and $0.21 for 2000, 2001 and 2002, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting periods. The pro forma effect on net income for 2000, 2001 and 2002 is not representative of the pro forma effect on net income or loss in future years because compensation expense in future years will reflect the amortization of a larger number of stock options granted in several succeeding years.

In computing the pro forma compensation expense under SFAS 123, a weighted-average fair value of $5.59 for 2000, $5.88 for 2001, and $1.97 for 2002 stock option grants was estimated at the date of grant using the minimum value option pricing model before Qualstar’s initial public offering and the Black Scholes model afterward with the following assumptions.

	2000	2001	2002
Expected dividend yield	0%	0%	0%
Risk-free interest rate	6.5%	6.5%	4.5%
Expected life of options	5 years	5 years	5 years
Volatility	—	69.0%	38.0%

7.    Commitments

During fiscal year 2001, Qualstar entered into a new lease agreement for a facility located in Simi Valley, California. The lease agreement expires in February of 2011, with an early termination option becoming available in February of 2007. The annual rent for the lease is $468,000, with step-ups ranging from $28,000 to $34,000 every two years.

During fiscal year 2002, Qualstar entered into a new lease agreement for a facility located in Boulder, Colorado. The lease agreement expires in May of 2007 with an initial annual rent in the amount of $55,000, with a nominal step-up of approximately 2% annually.

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease payments under these leases are as follows:

Year ending	Minimum lease payment
2003	$513,000
2004	549,000
2005	562,000
2006	581,000
2007	590,000
Thereafter	2,053,000

$4,848,000

Rent expense (including equipment rental) for the years ended June 30, 2000, 2001, and 2002, was $209,000, 366,000 and $594,000, respectively.

Qualstar may be involved in litigation and other legal matters from time to time in the normal course of business. However, there currently are no material proceedings pending or, to the knowledge of management, threatened against Qualstar.

8.    Geographic Information

Information regarding revenues attributable to the Qualstar’s primary geographic operating regions is as follows (in thousands):

	Year Ended June 30,
	2000	2001	2002
Revenues:
North America	$37,789	$37,700	$25,550
Europe	7,594	9,850	9,811
Asia	3,642	3,754	1,758
Other	327	268	512

	$49,352	$51,572	$37,631

The geographic classification of revenues is based upon the location of the customer. Qualstar does not have any significant long-lived assets outside of the United States.

9.    Benefit Plans

Qualstar has a voluntary deferred compensation plan (the Plan) qualifying for treatment under Internal Revenue Code Section 401(k). All employees are eligible to participate in the Plan following 90 days of employment and may contribute up to 15% of their compensation. Qualstar may make matching contributions at a rate of 25% up to 6% of the amount contributed by eligible participants at the discretion of management. Qualstar’s contributions under the Plan totaled $33,000, $44,000 and $51,000 for the years ended June 30, 2000, 2001 and 2002, respectively.

10.    Related Party Transactions

Qualstar’s outside counsel became a member of its board of directors, in January 2000. During the year ended June 30, 2001, Qualstar paid $175,000 to the law firm in which the director is a shareholder, of which $70,000 related to the initial public offering with the remainder for general business purposes. During the year ended June 30, 2002, Qualstar paid $132,000 for general business purposes to the law firm in which the director is a shareholder.

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Quarterly Results of Operations (unaudited)

	Three Months Ended
	September 30,	December 31,	March 31,	June 30,
	(in thousands, except per share amounts)
Fiscal 2001:
Net sales	$13,853	$15,510	$11,106	$11,103
Gross profit	5,121	5,745	3,710	3,780
Net income	2,313	2,298	1,345	772
Net earnings per share:
Basic	$0.19	$0.19	$0.11	$0.06
Diluted	0.18	0.18	0.11	0.06
Fiscal 2002:
Net sales	$8,797	$10,031	$8,603	$10,200
Gross profit	3,330	3,798	3,191	3,559
Net income(loss)	1,167	1,208	695	(310)
Net earnings(loss) per share:
Basic	$0.09	$0.10	$0.06	$(0.02)
Diluted	0.09	0.10	0.05	(0.02)

As discussed in Note 1 to these financial statements, net income during the fourth quarter of fiscal year 2001 was adversely affected due to a $1,050,000 reserve established by management to reduce the carrying value of the investment in Chaparral to zero. Net income during the fourth quarter of fiscal 2002 was adversely affected by an increase in the bad debt reserve of $1,600,000, primarily with respect to one customer.

12.    Subsequent Events

Subsequent to year end, Qualstar acquired the assets and intellectual properties of N2Power, Incorporated, a privately held company which designs and produces small and efficient open-frame switching power supplies. The consideration for this acquisition amounted to $250,000 which has been paid in cash. The acquisition will be accounted for using the purchase method of accounting, and accordingly, the acquired assets will be recorded at their estimated fair values.

SCHEDULE II

QUALSTAR CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
ALLOWANCE FOR DOUBTFUL ACCOUNTS
For the Years Ended June 30, 2000, 2001, and 2002

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Period
Year Ended June 30, 2000	$420,000	$152,000	$—	$102,000	$470,000
Year Ended June 30, 2001	470,000	118,000	—	118,000	470,000
Year Ended June 30, 2002	$470,000	$1,679,000	$—	$49,000	$2,100,000

(1)	Uncollectible accounts written off, net of recoveries.

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    September 27, 2002

QUALSTAR CORPORATION

By:	/s/ WILLIAM J. GERVAIS
William J. Gervais, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM J. GERVAIS William J. Gervais	Chief Executive Officer, President and Director (principal executive officer)	September 27, 2002

/S/ RICHARD A. NELSON Richard A. Nelson	Vice President, Engineering Secretary and Director	September 27, 2002

/S/ MATTHEW NATALIZIO Matthew Natalizio	Vice President and Chief Financial Officer (principal financial and accounting officer)	September 27, 2002

/S/ BRUCE E. GLADSTONE Bruce E. Gladstone	Director	September 27, 2002

/S/ TRUDE C. TAYLOR Trude C. Taylor	Director	September 27, 2002

/S/ ROBERT E. RICH Robert E. Rich	Director	September 27, 2002

/S/ ROBERT T. WEBBER Robert T. Webber	Director	September 27, 2002

Certification of Principal Executive Officer

I, William J. Gervais, certify that:

1.    I have reviewed this annual report on Form 10-K of Qualstar Corporation;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:    September 27, 2002

/s/ WILLIAM J. GERVAIS
William J. Gervais Principal Executive Officer

Certification of Principal Financial Officer

I, Matthew Natalizio, certify that:

1.    I have reviewed this annual report on Form 10-K of Qualstar Corporation;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date:    September 27, 2002

/s/ MATTHEW NATALIZIO
Matthew Natalizio Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Restated Articles of Incorporation.
3.2(1)	Amended and Restated Bylaws.
10.1(1)*	1998 Stock Incentive Plan, as amended and restated.
10.2(1)	Form of Indemnification Agreement.
10.3(2)	Lease agreement between Strategic Performance Fund-II, Inc. and Qualstar Corporation, dated September 20, 2000.
21.1	Subsidiaries of Qualstar Corporation
23.1	Consent of Ernst & Young LLP, Independent Auditors.
99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the designated exhibits to Qualstar’s registration statement on Form S-1 (Commission File No. 333-96009), declared effective by the Commission on June 22, 2000.

(2)	Incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

*	Each of these exhibits constitutes a management contract, compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of this report.