Form 10-K/A
period 2002-06-30
QUALSTAR CORP
filed 2002-10-28
CIK 758938

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended June 30, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                              to

Commission File Number: 000-30083

QUALSTAR CORPORATION
(Exact name of Registrant as specified in its charter)

California	95-3927330

(State of Incorporation)	(I.R.S. Employer Identification No.)

3990-B Heritage Oak Court, Simi Valley, CA 93063
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (805) 583-7744

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, without par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

As of October 24, 2002, the aggregate market value of the common equity held by non-affiliates of the registrant was approximately $27,666,999.

The total shares of common stock without par value outstanding at October 24, 2002 was 12,656,101.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding executive officers of the Company is included in Part I of this report under the heading “Management.” Information regarding the directors of the Company is set forth below.

Name	Age	Position
William J. Gervais	59	Chief Executive Officer, President and Director
Richard A. Nelson	59	Vice President – Engineering, Secretary and Director
Bruce E. Gladstone	67	Director
Robert E. Rich	52	Director
Trude C. Taylor	80	Director
Robert T. Webber	61	Director

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

Robert T. Webber has served as a director of Qualstar since January 2000. Prior to his retirement in 1999, Mr. Webber was employed for 32 years by Lockheed-Martin Skunk Works and its predecessors, where he served in various positions, most recently as Chief Engineer and Division Manager for the Systems Requirements & Analysis Division. Mr. Webber currently serves on the executive board of the National Defense Industrial Association’s Combat Survivability Division, a professional trade association. Mr. Webber received a B.S. degree in Engineering from the University of California, Los Angeles in 1963 and an M.B.A. degree from Pepperdine University in 1971.

Directors are elected annually and hold office until the next annual meeting of shareholders and until their successors have been elected and qualified.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Qualstar’s executive officers and directors, and persons who beneficially own more than ten percent of Qualstar’s common stock, to file initial reports of ownership and reports of changes in ownership with the SEC and the National Association of Securities Dealers, Inc. Executive officers, directors and persons who beneficially own more than ten percent of Qualstar’s common stock are required by SEC regulations to furnish Qualstar with copies of all Section 16(a) forms they file.

Based solely upon our review of the copies of reporting forms furnished to Qualstar, and written representations that no other reports were required, we believe that all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to directors, officers and any persons holding more than ten percent of Qualstar’s common stock with respect to the fiscal year ended June 30, 2002, were satisfied on a timely basis.

ITEM 11.    EXECUTIVE COMPENSATION

The following table summarizes all compensation earned by our Chief Executive Officer and the four other most highly compensated executive officers whose total salary and bonus exceeded $100,000 for services rendered in all capacities to us during the fiscal year ended June 30, 2002. These individuals are referred to as our named executive officers in other parts of this report. The amounts shown below under “All Other Compensation” represent matching contributions under our 401(k) plan.

Summary Compensation Table

Name and Principal Position	Annual Compensation			Long Term Compensation Awards	All Other Compensation ($)
	Year	Salary ($)	Bonus ($)	Securities Underlying Options (#)
William J. Gervais	2002	$160,300	—	—	—
Chief Executive Officer	2001	148,000	—	—	—
and President	2000	145,600	$40,000	—	—

Richard A. Nelson	2002	139,100	—	—	$2,000
Vice President of Engineering	2001	133,200	—	—	2,000
	2000	131,000	20,000	—	1,400

Daniel O. Thorlakson(1)	2002	134,600	—	—	1,300
Vice President of Operations	2001	169,000	—	—	2,000
	2000	166,400	25,000	—	1,400

Robert K. Covey	2002	158,300	—	20,000	1,600
Vice President of Marketing	2001	152,000	—	—	1,700
	2000	149,800	15,000	—	1,500

Matthew Natalizio(2)	2002	166,400	—	—	2,300
Vice President and Chief	2001	154,600	—	—	1,000
Financial Officer	2000	69,200	15,000	97,200	600

(1)	Mr. Thorlakson resigned as an employee on March 29, 2002.

(2)	Mr. Natalizio became an employee of Qualstar on January 10, 2000 and resigned as an employee on October 18, 2002.

Option Grants in Last Fiscal Year

The following table sets forth certain information concerning grants of options to each of the named executive officers during the year ended June 30, 2002. In addition, in accordance with the rules and regulations of the Securities and Exchange Commission, the following table sets forth the hypothetical gains or “option spreads” that would exist for the options. Such gains are based on assumed rates of annual compound stock appreciation of 5% and 10% from the date on which the options were granted over the full term of the options. The rates do not represent Qualstar’s estimate or projection of future common stock prices, and no assurance can be given that any appreciation will occur or that the rates of annual compound stock appreciation assumed for the purposes of the following table will be achieved.

Name	Options Granted (# of Shares)(1)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Share)	Expiration Date	Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
					5%($)	10%($)
William J. Gervais	—	—	—	—	—	—
Richard A. Nelson	—	—	—	—	—	—
Daniel O. Thorlakson	—	—	—	—	—	—
Robert K. Covey	20,000	8.1%	$5.94	01/03/12	$74,713	$189,332
Matthew Natalizio	—	—	—	—	—	—

(1)
Options have a term of 10 years and become exercisable in four equal annual installments commencing one year after the grant date. The per share exercise price of all options granted is the fair market value of Qualstar’s common stock on the date of grant

(2)
The potential realizable value is calculated from the exercise price per share, assuming the market price of Qualstar’s common stock appreciates in value at the stated percentage rate from the date of grant to the expiration date. Actual gains, if any, are dependent on the future market price of the common stock.

Options Exercised and Fiscal Year-End Values

The following table sets forth information regarding options exercised by our named executive officers during the fiscal year ended June 30, 2002, the number of shares covered by both exercisable and unexecisable options as of June 30, 2002, and the value of unexercised in-the-money options held by our named executive officers as of June 30, 2002.

Aggregated Option Exercises in Last Fiscal Year
and Fiscal Year-End Option Values

Name	Number of Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at June 30, 2002		Value of Unexercised In-the-Money Options at June 30, 2002(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
William J. Gervais	—	—	—	—	—	—
Richard A. Nelson	—	—	—	—	—	—
Daniel O. Thorlakson	—	—	—	—	—	—
Robert K. Covey	—	—	—	—	—	—
Matthew Natalizio	—	—	48,600	48,600	$163,782	$163,782

(1)
Represents the closing sale price of our common stock on June 28, 2002 ($6.15), less the exercise price per share, multiplied by the number of shares subject to the options held by the named executive officer.

Compensation of Directors

Each of our non-employee directors receives $2,000 per quarter as compensation for his service on the Board, and is reimbursed for expenses incurred in connection with attendance at Board meetings. Non-employee directors who serve on a committee of the Board also receive $500 for each committee meeting attended that are held on a day when the full Board is not also meeting, excluding telephonic meetings. We have in the past granted non-employee directors options to purchase shares of our common stock pursuant to our 1985 Stock Option Plan. Directors are eligible to receive options and rights to purchase restricted stock under our 1998 Stock Incentive Plan. In January 2000, we granted to each of our four non-employee directors the right to purchase 54,000 shares of restricted stock at a price of $2.78 per share, which each director purchased with a full-recourse promissory note. We have the right to repurchase a director’s restricted shares at the original purchase price upon termination of his service for any reason. Our repurchase right lapses and the director’s shares vest at the rate of 25% per year of service following the date of grant.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

During the fiscal year ended June 30, 2002, the members of the Compensation Committee of our Board of Directors were Bruce E. Gladstone, Trude C. Taylor and Robert T. Webber. No executive officer serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock as of September 30, 2002 for:

•	each person (or group of affiliated persons) who we know beneficially owns more than 5% of our common stock;

•	each of our directors;

•	each of the named executive officers; and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Except as indicated by footnote, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of common stock subject to options currently exercisable or exercisable within 60 days of September 30, 2002, are deemed outstanding for computing the percentage of the person holding such options, but are not deemed outstanding for computing the percentage of any other person. The address for those individuals for which an address is not otherwise indicated is: c/o Qualstar Corporation, 3990-B Heritage Oak Court, Simi Valley, CA 93063.

Name of Beneficial Owner	Shares Beneficially Owned	Percent of Shares Outstanding
William J. Gervais	2,897,350	22.9%
Richard A. Nelson	2,047,750	16.2%
Robert K. Covey	152,400	1.2%
Matthew Natalizio(1)	63,600	0.5%
Bruce E. Gladstone(2)	54,000	0.4%
Robert E. Rich(2)	131,400	1.0%
Trude C. Taylor(2)	201,920	1.6%
Robert T. Webber(2)	88,000	0.7%
All directors and officers as a group (11 persons)(3)	5,636,420	44.5%

(1)	Includes 48,600 shares subject to stock options that are currently exercisable or exercisable within 60 days of September 30, 2002.

(2)
Includes 27,000 shares that we have the right to repurchase if the shareholder’s service on our board of directors terminates. Our repurchase right lapses as to 13,500 shares for each year of service on the board and will fully lapse as of January 14, 2004.

(3)
Includes 48,600 shares subject to stock options that are currently exercisable or exercisable within 60 days of September 30, 2002, and an aggregate of 108,000 shares subject to a right of repurchase in favor of Qualstar which lapses as to 54,000 shares each year and will fully lapse as of January 14, 2004.

Additional Equity Compensation Plan Information The following table provides additional information regarding Qualstar’s equity compensation plans as of June 30, 2002:
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	441,550	$5.12	456,200

Equity compensation plans not approved by security holders	—	—	—

Totals	441,550	$5.12	456,200

(1)	Includes shares subject to stock options granted under the 1998 Stock Incentive Plan, and shares available for additional option grants under that plan, as of June 30, 2002.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In January 2000 each of our four non-employee directors purchased 54,000 shares of restricted stock pursuant to our 1998 Stock Incentive Plan at a price of $2.78 per share, which was the fair market value of our stock on the date of grant as determined by our board of directors. Each director paid for his shares with a full-recourse promissory note in the amount of $150,000, secured by a pledge of the purchased shares. Payments of principal on the notes are due in four equal annual installments commencing on the second anniversary of the date of the note. Interest on the notes accrues at the rate of 6.21%, and is payable annually. As of September 30, 2002, the remaining principal balances owed under these promissory notes were $112,500 by Mr. Gladstone, $75,000 by Mr. Rich, $75,000 by Mr. Taylor, and $75,000 by Mr. Webber.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 25, 2002	QUALSTAR CORPORATION

	By:	/s/ WILLIAM J. GERVAIS
William J. Gervais Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment on Form 10K/A has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ WILLIAM J. GERVAIS William J. Gervais	Chief Executive Officer, President and Director (principal executive officer)	October 25, 2002

/s/ RICHARD A. NELSON Richard A. Nelson	Vice President of Engineering, Secretary and Director	October 25, 2002

/s/ FREDERIC T. BOYER Frederic T. Boyer	Vice President and Chief Financial Officer (principal financial and accounting officer)	October 25, 2002

/s/ BRUCE E. GLADSTONE Bruce E. Gladstone	Director	October 25, 2002

/s/ TRUDE C. TAYLOR Trude C. Taylor	Director	October 25, 2002

/s/ ROBERT E. RICH Robert E. Rich	Director	October 25, 2002

/s/ ROBERT T. WEBBER Robert T. Webber	Director	October 25, 2002

Certification of Principal Executive Officer

I, William J. Gervais, certify that:

1.	I have reviewed this amendment #1 to the annual report on Form 10-K of Qualstar Corporation;

2.
Based on my knowledge, this amendment does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment; and

3.
Based on my knowledge, the financial statements, and other financial information included in this amendment, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amendment.

Date:    October 25, 2002

By:	/s/ WILLIAM J. GERVAIS
William J. Gervais Principal Executive Officer

Certification of Principal Financial Officer

I, Frederic Boyer, certify that:

1.	I have reviewed this amendment #1 to the annual report on Form 10-K of Qualstar Corporation;

2.
Based on my knowledge, this amendment does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment; and

3.
Based on my knowledge, the financial statements, and other financial information included in this amendment, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amendment.

Date:    October 25, 2002

By:	/s/ FREDERIC T. BOYER
Frederic T. Boyer Principal Financial Officer