Form 10-Q
period 2002-09-30
QUALSTAR CORP
filed 2002-11-13
CIK 758938

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-30083

QUALSTAR CORPORATION

Incorporated under the laws of the State of California	(I.R.S. Employer Identification No.) 95-3927330

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

The total shares of common stock without par value outstanding at November 11, 2002 is 12,656,101.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

QUALSTAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 AND SEPTEMBER 30, 2002
(in thousands)

	JUNE 30, 2002	SEPTEMBER 30, 2002

		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,363	$21,430
Marketable securities	14,482	12,162
Accounts receivable, net of allowances of $2,100 at June 30 and September 30	6,695	4,797
Inventories	9,652	7,812
Prepaid expenses and other current assets	355	558
Prepaid income taxes	148	—
Deferred income taxes	1,501	1,501

Total current assets	49,196	48,260

Property and equipment, net	1,324	1,415
Other assets	238	468

	$50,758	$50,143

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,590	$569
Accrued payroll and related liabilities	308	457
Other accrued liabilities	693	397
Income taxes payable	98	37

Total current liabilities	2,689	1,460

Deferred income taxes	96	96
Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized, 12,656 shares issued and outstanding at June 30, and September 30, respectively	20,751	20,751
Deferred compensation	(631)	(524)
Notes from directors	(387)	(354)
Accumulated other comprehensive income(loss)	(31)	(59)
Retained earnings	28,271	28,773

Total liabilities and shareholders’ equity	47,973	48,587

	$50,758	$50,143

See the accompanying notes to these condensed consolidated financial statements.

QUALSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002
(in thousands, except per share amounts)
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,

	2001	2002

Net revenues	$8,797	$8,792
Cost of goods sold	5,467	5,614

Gross profit	3,330	3,178

Operating expenses:
Research and development	469	833
Sales and marketing	505	856
General and administrative	832	897

Total operating expenses	1,806	2,586

Income from operations	1,524	592
Interest income	298	284

Income before provision for income taxes	1,822	876
Provision for income taxes	655	374

Net income	$1,167	$502

Basic earnings per share	$0.09	$0.04

Diluted earnings per share	$0.09	$0.04

Shares used to compute earnings per share:
Basic	12,439	12,548

Diluted	12,643	12,563

See the accompanying notes to these condensed consolidated financial statements.

QUALSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002
(in thousands)
(UNAUDITED)

	2001	2002

OPERATING ACTIVITIES:
Net income	$1,167	$502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69	88
Amortization of deferred compensation	107	107
Provision for bad debts and returns	78	12
Accrued interest on directors’ notes	(7)	(5)
Changes in operating assets and liabilities:
Accounts receivable	(282)	1,886
Inventories	321	1,888
Prepaid expenses and other assets	(60)	(209)
Prepaid income taxes and income taxes payable	(655)	87
Accounts payable	(1,476)	(1,021)
Accrued liabilities	(96)	(147)

Net cash provided by operating activities	476	3,188

INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements	(109)	(163)
Purchases of marketable securities, net	(7,304)	2,292
Purchase of assets of N2Power, Inc	—	(288)

Net cash used in investing activities	(7,413)	1,841

FINANCING ACTIVITIES:
Principal and interest payments on directors’ notes	9	38

Net cash provided by financing activities	9	38

Net increase(decrease) in cash and cash equivalents	(6,928)	5,067
Cash and cash equivalents at beginning of period	20,809	16,363

Cash and cash equivalents at end of period	$13,881	$21,430

Supplemental cash flow disclosures:
Income taxes paid	$—	$250

See the accompanying notes to these condensed consolidated financial statements.

QUALSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2002
(in thousands)
(UNAUDITED)

	PREFERRED STOCK		COMMON STOCK		DEFERRED COMPENSATION	NOTES FROM DIRECTORS	ACCUMULATED OTHER COMPREHENSIVE LOSS	RETAINED EARNINGS	TOTAL

	SHARES	AMOUNT	SHARES	AMOUNT

Balance at July 1, 2002	—	$—	12,656	$20,751	$(631)	$(387)	$(31)	$28,271	$47,973
Amortization of deferred compensation	—	—	—	—	107	—	—	—	107
Accrued interest on directors’ notes	—	—	—	—	—	(5)	—	—	(5)
Receipt of principal and interest payments on directors’ notes	—	—	—	—	—	38	—	—	38
Comprehensive income:
Change in unrealized losses on investments	—	—	—	—	—	—	(28)	—	(28)
Net income	—	—	—	—	—	—	—	502	502

Comprehensive income									474

Balance at September 30, 2002	—	$—	12,656	$20,751	$(524)	$(354)	$(59)	$28,773	$48,587

See the accompanying notes to these condensed consolidated financial statements.

QUALSTAR CORPORATION
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(in thousands, except per share amounts)
(UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

                    The accompanying condensed consolidated financial statements are unaudited, except for the balance sheet at June 30, 2002 which is derived from our audited financial statements, and should be read in conjunction with the consolidated financial statements and related notes included in Qualstar Corporation’s (“Qualstar,” “us,” “we,” or “our”) Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on September 30, 2002.  In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting primarily of normal recurring items, which are necessary for the fair presentation of Qualstar’s consolidated financial position as of September 30, 2002, consolidated results of operations for the three months ended September 30, 2001 and 2002, and consolidated cash flows for the three months ended September 30, 2001 and 2002.  Operating results for the three month period ended September 30, 2002 are not necessarily indicative of results to be expected for a full year.

NOTE 2.  EARNINGS PER SHARE

                    The following table sets forth the computation of basic and diluted net income per share for the three months ended September 30, 2001 and 2002:

	THREE MONTHS ENDED SEPTEMBER 30,

	2001	2002

Numerator:
Net income	$1,167	$502
Denominator:
Denominator for basic net income per share -- weighted average shares	12,439	12,548
Dilutive potential common shares from employee stock options, and restricted stock	204	15

Denominator for diluted net income per share -- adjusted weighted average shares and assumed conversions	12,643	12,563

Basic net income per share	$0.09	$0.04

Diluted net income per share	$0.09	$0.04

NOTE 3.  MARKETABLE SECURITIES

                    Marketable securities consist primarily of high-quality corporate, federal and state government securities.  These securities are classified in one of three categories:  trading, available-for-sale, or held-to-maturity.  Trading securities are bought and held principally for the purpose of selling them in the near term.  Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity.  All other securities not included in trading or held-to-maturity are classified as available-for-sale.  All of the Company’s marketable securities were classified as available-for-sale at June 30, 2002 and September 30, 2002.

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

NOTE 4.  INVENTORIES

                    Inventories are stated at the lower of cost (first-in, first-out basis) or market.  Inventory is comprised as follows:

	JUNE 30, 2002	SEPTEMBER 30, 2002

Raw materials	$7,980	$6,206
Finished goods	1,672	1,606

	$9,652	$7,812

NOTE 5.  COMPREHENSIVE INCOME

                    For the three months ended September 30, 2001 and 2002, comprehensive income amounted to approximately $1.1 million and $0.5 million, respectively.  The difference between net income and comprehensive income relates to the changes in the unrealized losses or gains the Company recorded for its available-for-sale securities.

NOTE 6.  BUSINESS ACQUISITIONS

                    On July 11, 2002, the Company acquired the assets and intellectual properties of N2Power, Incorporated (N2Power), a privately held company which designs and produces small and efficient open-frame switching power supplies.  The consideration for this acquisition was $250,000 plus acquisition expenses of $38,000.  The purchase price was primarily allocated to a patent which will be amortized over 5 years. The accompanying consolidated financial statements include the operations of N2Power from the date of acquisition.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements inherently are subject to risks and uncertainties, some of which we cannot predict or quantify.  Our actual results may differ materially from the results projected in the forward-looking statements.  Factors that might cause such a difference, include, but are not limited to, those discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2002 in “ITEM 1 Business,” including the section therein entitled “Risk Factors,” and in ITEM 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof or variations thereon or similar terminology.  We disclaim any obligation to update or revise these forward-looking statements to reflect the occurrence of events or circumstances in the future.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001.

                    NET REVENUES. Revenues are recognized upon shipment of the product to the customer, less estimated returns, for which provision is made at the time of sale.

Net revenues for the three months ended September 30, 2002 were $8.8 million, consistent with net revenues of $8.8 million for the three months ended September 30, 2001.  The selling prices of our tape libraries have remained relatively stable during the quarter ended September 30, 2002.  The selling prices of tape media has decreased slightly since the first quarter of fiscal 2001, whereas the selling prices of tape drives have had an overall increase.  The decrease in selling prices of tape media is primarily due to decreases in our cost to purchase media, which we pass through to our customers.  The increase in selling prices of tape drives is primarily due to the introduction of new releases of existing tape drive technology such as AIT-3 and SDLT 320 which were not yet available during the first quarter of fiscal 2002.  We do not anticipate significant changes in the selling prices of our tape libraries during the second quarter of fiscal 2003.

                    GROSS PROFIT. Gross profit was $3.2 million or 36.1% of net revenues for the three months ended September 30, 2002 compared to $3.3 million or 37.9% for the three months ended September 30, 2001, representing a decrease of 4.6%.  Our gross margin is partially a function of the mix of products sold.  Generally, tape libraries and drives have higher gross profit margins as a percentage of sales than do tape media.  The decrease in our gross profit margin as a percentage of net revenues is primarily the result of higher sales of tape media.

                    RESEARCH AND DEVELOPMENT. Research and development expenses consist of engineering salaries, benefits, purchased parts and supplies used in development activities.  Research and development expenses for the three months ended September 30, 2002 were $0.8 million or 9.5% of revenues as compared to $0.5 million and 5.3% of revenues for the three months ended September 30, 2001.  Our higher research and development spending reflects our establishment of an Advanced Development Group in Boulder, Colorado.  This group has been established to broaden our overall product line with new and innovative tape libraries.  We expect research and development expenses to remain steady or slightly increase during the next quarter.

                    SALES AND MARKETING. Sales and marketing expenses consist primarily of employee salaries and benefits, sales commissions, trade show costs, advertising, technical support and travel related expenses.  Sales and marketing expenses for the three months ended September 30, 2002 were $0.9 million, an increase of $0.4 million compared to the three months ended September 30, 2001.  Sales and marketing expenses as a percentage of net revenues were 9.7% for the three months ended September 30, 2002 as compared with 5.7% for the three months ended September 30, 2001.  The increase in sales and marketing expenses is attributable primarily to an overall reduction of marketing development funds and rebates from our key suppliers.  Expenditures on salaries, commissions, trade shows, and advertising have remained stable.  We anticipate sales and marketing expenses will remain stable as a percentage of net revenues for the second quarter of fiscal year 2003.

                    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of employee salaries and benefits, deferred compensation related to equity incentives, provisions for doubtful accounts and returns and professional service fees. General and administrative expenses for the three months ended September 30, 2002 were $0.9 million, or 10.2% of net revenues, a small increase compared with $0.8 million, or 9.5% of net revenues, for the three months ended September 30, 2001.  The increase in general and administrative expenses is primarily due to an overall increase in personnel costs associated with administration of the Company.  We do not anticipate that general and administrative expenses will significantly increase in the second quarter of fiscal 2003.

                    PROVISION FOR INCOME TAXES. The provision for income taxes was $0.4 million or 42.7% of pre-tax income, for the three months ended September 30, 2002, compared to $0.7 million, or 35.9% of pre-tax income, for the three months ended September 30, 2001.  The increase in the provision for income taxes as a percentage of pre-tax income is primarily due to the increased impact of expenses included in the financial statements which are not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

                    Historically, we have funded our capital requirements with cash flows from operations.  Cash flows provided by operating activities were $3.2 million and $0.5 million for the first three months of fiscal 2003 and 2002, respectively. For the three months ended September 30, 2002, operating cash was primarily provided by collection of accounts receivables and reductions in inventory levels.  For the three months ended September 30, 2001, operating cash was primarily provided by net income.

                    Cash provided by investing activities was $1.8 million during the first three months of fiscal year 2003.  The sale of marketable securities, offset partially by purchases of fixed assets and the assets of N2Power, Inc., was the primary reason for the increase in cash from investing activities.  During the first three months of fiscal year 2002, the Company used $7.4 million of cash in investing activities.  This use was attributable to the purchase of marketable securities and fixed assets.

                    There was no significant cash used or provided by financing activities during the three month period ended September 30, 2002 or the three month period ended September 30, 2001.

             We believe our existing cash and cash equivalents, plus anticipated cash flows from operating activities, will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months.  We may utilize cash to invest in businesses, products or technologies we believe are strategic.  We regularly evaluate other companies and technologies for possible investment by us.  In addition, we have made and expect to make investments in companies with whom we have identified potential synergies.  However, we have no present commitments or agreements with respect to any material acquisition of other businesses or technologies.

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

ITEM 4.   Controls and Procedures

                    Subsequent to September 30, 2002, the Company’s principal financial officer, Matthew Natalizio, resigned as an employee of the Company and the Company has hired Frederic T. Boyer as the new principal financial officer.  Mr. Boyer will not fully to assume his duties as principal financial officer until sometime after the filing of this report.  During the interim period, our principal executive officer, William J. Gervais, is also the acting principal financial officer.

                    The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures are adequate and effective for the purposes set forth in Exchange Act Rule 13a-14(c).  This conclusion was based on his evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10-Q.

                    There were no significant changes in the Company’s internal controls or in other factors since the date of evaluation that could significantly affect the Company’s internal controls.

PART II -  OTHER INFORMATION

ITEM 6.	Exhibits and Reports on Form 8-K.

	(a)	Exhibits:

		99.1	Certification by principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		99.2	Certification by principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(b)	No Reports on Form 8-K were filed during the fiscal quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALSTAR CORPORATION

Dated: November 14, 2002	/s/ WILLIAM J. GERVAIS

William J. Gervais, President, Chief Executive Officer, and acting principal financial officer

Certification of Principal Executive Officer

I, William J. Gervais, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Qualstar Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:      November 14, 2002

/s/ WILLIAM J. GERVAIS

William J. Gervais Principal Executive Officer

Certification of Principal Financial Officer

I, William J. Gervais, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Qualstar Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:      November 14, 2002

/s/ WILLIAM J. GERVAIS

William J. Gervais (acting) Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

99.1	Certification by principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.