Form 10-K/A
period 2002-06-30
QUALSTAR CORP
filed 2002-12-17
CIK 758938

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 2

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

Qualstar commenced its initial public offering of common stock on June 23, 2000. Qualstar’s common stock is quoted on the Nasdaq Stock Market’s National Market (NASDAQ Symbol—QBAK). The following table sets forth the high and low closing sale prices of our common stock as reported by NASDAQ, during the periods indicated:

Period	Date Range	High	Low
Fiscal 2000:
Fourth Quarter	June 23—June 30, 2000	$7.72	$7.00

Fiscal 2001:
First Quarter	July 1—September 30, 2000	$13.50	$7.00
Second Quarter	October 1—December 31, 2000	$14.75	$6.00
Third Quarter	January 1—March 31, 2001	$9.13	$5.31
Fourth Quarter	April 1—June 30, 2001	$8.00	$5.94

Fiscal 2002:
First Quarter	July 1—September 30, 2001	$6.92	$4.45
Second Quarter	October 1—December 31, 2001	$6.05	$4.37
Third Quarter	January 1—March 31, 2002	$7.61	$5.94
Fourth Quarter	April 1—June 30, 2002	$7.40	$5.58

There were approximately 1,916 beneficial owners of Qualstar’s common stock as of September 23, 2002.

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

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 11, 2002
QUALSTAR CORPORATION

By:	/s/ WILLIAM J. GERVAIS
William J. Gervais Chief Executive Officer and President

3

Certification of Principal Executive Officer

I, William J. Gervais, certify that:

1.	I have reviewed this amendment number 2 to the annual report on Form 10-K of Qualstar Corporation;

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

Date:	December 11, 2002

/s/ WILLIAM J. GERVAIS
William J. Gervais Principal Executive Officer

4

Certification of Principal Financial Officer

I, Frederic T. Boyer, certify that:

1.	I have reviewed this amendment number 2 to the annual report on Form 10-K of Qualstar Corporation;

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

Date:	December 11, 2002

/s/ FREDERIC T. BOYER
Frederic T. Boyer Principal Financial Officer

5