Form 10-Q
period 2002-12-31
QUALSTAR CORP
filed 2003-02-14
CIK 758938

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

The total shares of common stock without par value outstanding at February 6, 2003 is 12,704,701.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

QUALSTAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 AND DECEMBER 31, 2002
(in thousands)

	JUNE 30, 2002	DECEMBER 31, 2002

		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents.	$16,363	$27,681
Marketable securities	14,482	8,244
Accounts receivable, net of allowances of $2,100 at June 30 and $1,943 at December 31	6,695	3,819
Inventories	9,652	7,088
Prepaid expenses and other current assets	355	432
Prepaid income taxes	148	78
Deferred income taxes	1,501	1,501

Total current assets	49,196	48,843

Property and equipment, net	1,324	1,516
Other assets	238	407

	$50,758	$50,766

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,590	$871
Accrued payroll and related liabilities	308	353
Other accrued liabilities	693	519
Income taxes payable	98	—

Total current liabilities	2,689	1,743

Deferred income taxes	96	96
Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized, 12,656 shares issued and outstanding at June 30, and 12,705 shares issued and outstanding at December 31	20,751	20,709
Deferred compensation	(631)	(282)
Notes from directors	(387)	(360)
Accumulated other comprehensive income (loss)	(31)	8
Retained earnings	28,271	28,852

Total shareholders’ equity	47,973	48,927

Total liabilities and shareholders’ equity	$50,758	$50,766

See the accompanying notes to these condensed consolidated financial statements.

QUALSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2001 AND 2002
(in thousands, except per share amounts)
(UNAUDITED)

	THREE MONTHS ENDED DECEMBER 31,		SIX MONTHS ENDED DECEMBER 31,

	2001	2002	2001	2002

Net revenues	$10,031	$8,408	$18,828	$17,200
Cost of goods sold	6,233	5,260	11,700	10,874

Gross profit	3,798	3,148	7,128	6,326

Operating expenses:
Research and development	521	934	990	1,767
Sales and marketing	803	1,049	1,308	1,905
General and administrative	894	1,043	1,726	1,940

Total operating expenses	2,218	3,026	4,024	5,612

Income from operations	1,580	122	3,104	714
Interest income	328	102	626	386

Income before provision for income taxes	1,908	224	3,730	1,100
Provision for income taxes	700	145	1,355	519

Net income	$1,208	$79	2,375	581

Basic earnings per share	$0.10	$0.01	$0.19	$0.05

Diluted earnings per share	$0.10	$0.01	$0.19	$0.05

Shares used to compute earnings per share:
Basic	12,439	12,576	12,439	12,562

Diluted	12,663	12,688	12,643	12,626

See the accompanying notes to these condensed consolidated financial statements.

QUALSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2002
(in thousands)
(UNAUDITED)

	2001	2002

OPERATING ACTIVITIES:
Net income	$2,375	$581
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	140	180
Amortization of deferred compensation	214	172
Provision for bad debts and returns	87	(28)
Accrued interest on directors’ notes	(15)	(11)
Changes in operating assets and liabilities:
Accounts receivable	(640)	2,904
Inventories	1,729	2,612
Prepaid expenses and other assets	(97)	(34)
Prepaid income taxes and income taxes payable.....	1,205	(28)
Accounts payable	(1,417)	(719)
Accrued liabilities	(237)	(129)

Net cash provided by operating activities	3,394	5,500

INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements	(153)	(344)
Sale (purchases) of marketable securities, net	(6,593)	6,277
Purchase of assets of N2Power, Inc	—	(288)

Net cash (used in) provided by investing activities	(6,746)	5,645

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	135
Principal and interest payments on directors’ notes.....	9	38

Net cash provided by financing activities	9	173

Net increase (decrease) in cash and cash equivalents	(3,343)	11,318
Cash and cash equivalents at beginning of period	20,809	16,363

Cash and cash equivalents at end of period	$17,466	$27,681

Income taxes paid	$150	$260

See the accompanying notes to these condensed consolidated financial statements.

QUALSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED DECEMBER 31, 2002
(in thousands)
(UNAUDITED)

	PREFERRED STOCK		COMMON STOCK

	SHARES	AMOUNT	SHARES	AMOUNT	DEFERRED COMPENSATION	NOTES FROM DIRECTORS	ACCUMULATED OTHER COMPREHENSIVE LOSS	RETAINED EARNINGS	TOTAL

Balance at July 1, 2002	—	$—	12,656	$20,751	$(631	$(387)	$(31)	$28,271	$47,973
Amortization of deferred compensation	—	—	—	—	172	—	—	—	172
Forfeiture of stock options	—	—	—	(177)	177	—	—	—	—
Exercise of stock options	—	—	49	135	—	—	—	—	135
Accrued interest on directors’notes	—	—	—	—	—	(11)	—	—	(11)
Receipt of principal payment on directors’ notes	—	—	—	—	—	38	—	—	38
Comprehensive income:
Change in unrealized gains (losses) on
investments	—	—	—	—	—	—	39	—	39
Net income	—	—	—	—	—	—	—	581	581

Comprehensive income									620

Balance at December 31, 2002	—	$—	12,705	$20,709	$(282)	$(360)	$8	$28,852	$48,927

See the accompanying notes to these condensed consolidated financial statements.

QUALSTAR CORPORATION
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002
(in thousands, except per share amounts)
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

        The accompanying condensed consolidated financial statements are unaudited, except for the balance sheet at June 30, 2002 which is derived from our audited financial statements, and should be read in conjunction with the consolidated financial statements and related notes included in Qualstar Corporation’s (“Qualstar,” “us,” “we,” or “our”) Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on September 30, 2002.  In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting primarily of normal recurring items, which are necessary for the fair presentation of Qualstar’s consolidated financial position as of December 31, 2002, consolidated results of operations for the three months and six months ended December 31, 2001 and 2002, and consolidated cash flows for the six months ended December 31, 2002.  Operating results for the three month and six month periods ended December 31, 2002 are not necessarily indicative of results to be expected for a full year.

NOTE 2. EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted net income per share for the three months and six months ended December 31, 2001 and 2002:

	THREE MONTHS DECEMBER 31,		SIX MONTHS ENDED DECEMBER 31,

	2001	2002	2001	2002

Numerator:
Net income	$1,208	$79	$2,375	$581
Denominator:
Denominator for basic net income per share -- weighted average shares	12,439	12,576	12,439	12,562
Dilutive potential common shares from employee stock options, and restricted stock	224	112	204	64

Denominator for diluted net income per share -- adjusted weighted average shares and assumed conversions	12,663	12,688	12,643	12,626

Basic net income per share	$0.10	$0.01	$0.19	$0.05

Diluted net income per share	$0.10	$0.01	$0.19	$0.05

NOTE 3. MARKETABLE SECURITIES

        Marketable securities consist primarily of high-quality corporate, federal and state government securities.  These securities are classified in one of three categories:  trading, available-for-sale, or held-to-maturity.  Trading securities are bought and held principally for the purpose of selling them in the near term.  Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity.  All other securities not included in trading or held-to-maturity are classified as available-for-sale.  All of the Company’s marketable securities were classified as available-for-sale at June 30, 2002 and December 31, 2002.

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

NOTE 4. INVENTORIES

        Inventories are stated at the lower of cost (first-in, first-out basis) or market.  Inventory is comprised as follows:

	JUNE 30, 2002	DECEMBER 31, 2002

Raw materials	$7,980	$5,994
Finished goods	1,672	1,094

	$9,652	$7,088

NOTE 5. COMPREHENSIVE INCOME

        For the six months ended December 31, 2001 and 2002, comprehensive income amounted to approximately $2.2 million and $0.6 million, respectively.  The difference between net income and comprehensive income relates to the changes in the unrealized losses or gains the Company recorded for its available-for-sale securities.

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

NOTE 7. SUBSEQUENT EVENT

        On February 12, 2003, the Company announced that the Board of Directors authorized a stock repurchase program of up to 500,000 shares of the Company’s common stock.  The stock repurchase will be funded by available working capital.  There is no time limit for the completion of the stock repurchase program and it may be discontinued at any time.

NOTE 8. SUBSEQUENT EVENT

        On January 10, 2003, Raytheon Company filed a complaint in the United States District Court for the Eastern District of Texas alleging that Qualstar and seven other named defendants infringe a patent owned by Raytheon entitled “Mass Data Storage Library.”  Raytheon filed an amended complaint on or about February 6, 2003, which includes an allegation that Qualstar’s tape libraries infringe Raytheon’s patent.  The complaint seeks an injunction against all defendants and an unspecified amount of damages.  Qualstar’s response to the complaint is due March 7, 2003.  Qualstar and its legal counsel are currently analyzing Raytheon’s patent and available defenses to the claims of infringement.  Based on our preliminary analysis, we believe that Raytheon’s claims against Qualstar are without merit and we intend to vigorously defend against this complaint.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements inherently are subject to risks and uncertainties, some of which we cannot predict or quantify.  Our actual results may differ materially from the results projected in the forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2002 in “ITEM 1 Business,” including the section therein entitled “Risk Factors,” and in “ITEM 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof or variations thereon or similar terminology.  We disclaim any obligation to update or revise these forward-looking statements to reflect the occurrence of events or circumstances in the future.

RESULTS OF OPERATIONS

Three months ended December 31, 2002 Compared to three months ended December 31, 2001.

        NET REVENUES. Revenues are recognized upon shipment of the product to the customer, less estimated returns, for which provision is made at the time of sale.

        Net revenues for the three months ended December 31, 2002 were $8.4 million, compared with net revenues of $10.0 million for the three months ended December 31, 2001.  The primary reason for this decrease is that we sold fewer libraries in the current quarter. Sales of tape media, which we purchase from the manufacturers and resell, also declined as these products became more available to our customers through distribution channels.  The selling prices of our tape libraries have remained relatively stable during the quarter ended December 31, 2002 compared to the prior year quarter.  The selling prices of tape media have decreased slightly since the second quarter of fiscal 2002, whereas the selling prices of tape drives have had an overall increase.  The decrease in selling prices of tape media is primarily due to decreases in our cost to purchase media, which we pass through to our customers.  The increase in selling prices of tape drives is primarily due to the introduction of new releases of existing tape drive technology, such as AIT-3 and SDLT 320, which were not yet available during the second quarter of fiscal 2002.  We do not anticipate significant changes in the selling prices of our tape libraries during the third quarter of fiscal 2003.

        GROSS PROFIT. Gross profit was $3.1 million or 37.4% of net revenues for the three months ended December 31, 2002 compared to $3.8 million or 37.9% for the three months ended December 31, 2001, representing a decrease of 17.1%.  Our gross margin is partially a function of the mix of products sold.  Generally, larger tape libraries and newer tape drive technologies have higher gross margins than do smaller tape libraries and older tape drive technologies.  Furthermore, tape libraries and drives have higher gross profit margins as a percentage of sales than do tape media.  The minor decrease in our gross profit margin as a percentage of net revenues is primarily due to product mix.

        RESEARCH AND DEVELOPMENT. Research and development expenses consist of engineering salaries, benefits, purchased parts and supplies used in development activities.  Research and development expenses for the three months ended December 31, 2002 were $0.9 million or 11.1% of revenues as compared to $0.5 million or 5.2% of revenues for the three months ended December 31, 2001.  Our higher research and development spending reflects our establishment of an Advanced Development Group in Boulder, Colorado.  This Group has been established to broaden our overall product line with new and innovative tape libraries.  We expect research and development expenses to remain steady or slightly increase during the next quarter.

        SALES AND MARKETING. Sales and marketing expenses consist primarily of employee salaries and benefits, sales commissions, trade show costs, advertising, technical support and travel related expenses.  Sales and marketing expenses for the three months ended December 31, 2002 were $1.0 million, an increase of $0.2 million compared to the three months ended December 31, 2001.  Sales and marketing expenses as a percentage of net revenues were 12.5% for the three months ended December 31, 2002 as compared with 8.0% for the three months ended December 31, 2001.  The increase in sales and marketing expenses is attributable primarily to an overall reduction of marketing development funds and rebates from our key suppliers, increased level of advertising to help launch our new RLS product line, and a reseller meeting held during November 2002.  Expenditures on salaries, commissions, and trade shows have remained stable.  We anticipate sales and marketing expenses will remain stable for the third quarter of fiscal year 2003.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of employee salaries and benefits, deferred compensation related to equity incentives, provisions for doubtful accounts and returns and professional service fees. General and administrative expenses for the three months ended December 31, 2002 were $1.0 million, or 12.4% of net revenues, compared with $0.9 million, or 8.9% of net revenues, for the three months ended December 31, 2001.  The increase in general and administrative expenses is due to increased insurance costs, professional service fees, and employee benefit costs.  We do not anticipate that general and administrative expenses will significantly increase in the third quarter of fiscal 2003.

        PROVISION FOR INCOME TAXES. The provision for income taxes was $0.1 million or 64.7% of pre-tax income, for the three months ended December 31, 2002, compared to $0.7 million, or 36.7% of pretax income, for the three months ended December 31, 2001.  The increase in the provision for income taxes as a percentage of pretax income is primarily due to an additional provision in the current quarter of $60 thousand, net of certain items, related to prior fiscal years.  This amount was not material to those years and had a greater impact on the current quarter’s effective tax rate due to the low pretax book income amount.

Six months ended December 31, 2002 Compared to six months ended December 31, 2001.

        NET REVENUES. Net revenues for the six months ended December 31, 2002 were $17.2 million, compared with net revenues of $18.8 million for the six months ended December 31, 2001.  The primary reason for this decrease is that we sold fewer libraries in the current quarter. Sales of tape media, which we purchase from the manufacturers and resell, also declined as these products became more available to our customers through distribution channels.  The selling prices of our tape libraries have remained relatively stable during the six month period ended December 31, 2002 compared to the prior quarter.  The selling prices of tape media have decreased slightly since the first half of fiscal 2002 whereas the selling prices of tape drives have had an overall increase.  The decrease in selling prices of tape media is primarily due to decreases in our cost to purchase media, which we pass through to our customers.  The increase in selling prices of tape drives is primarily due to the introduction of new releases of existing tape drive technology, such as AIT-3 and SDLT 320, which were not yet available during the first half of fiscal 2002.

        GROSS PROFIT. Gross profit was $6.3 million or 36.8% of net revenues for the six months ended December 31, 2002 compared to $7.1 million or 37.9% for the six months ended December 31, 2001, representing a decrease of 11.3%.  Our gross margin is partially a function of the mix of products sold.  Generally, larger tape libraries and newer tape drive technologies have higher gross margins than do smaller tape libraries and older tape drive technologies.  Furthermore, tape libraries and drives have higher gross profit margins as a percentage of sales than do tape media.  The minor decrease in our gross profit margin as a percentage of net revenues is primarily due to product mix.

        RESEARCH AND DEVELOPMENT. Research and development expenses consist of engineering salaries, benefits, purchased parts and supplies used in development activities.  Research and development expenses for the six months ended December 31, 2002 were $1.8 million or 10.3% of revenues as compared to $1.0 million and 5.3% of revenues for the six months ended December 31, 2001.  Our higher research and development spending reflects our establishment of an Advanced Development Group in Boulder, Colorado.  This Group has been established to broaden our overall product line with new and innovative tape libraries.

        SALES AND MARKETING. Sales and marketing expenses consist primarily of employee salaries and benefits, sales commissions, trade show costs, advertising, technical support and travel related expenses.  Sales and marketing expenses for the six months ended December 31, 2002 were $1.9 million, an increase of $0.6 million compared to the six months ended December 31, 2001.  Sales and marketing expenses as a percentage of net revenues were 11.1% for the six months ended December 31, 2002 as compared with 6.9% for the six months ended December 31, 2001.  The increase in sales and marketing expenses is attributable primarily to an overall reduction of marketing development funds and rebates from our key suppliers and an increased level of advertising to help launch our new RLS product line.  Expenditures on salaries, commissions, and trade shows have remained stable.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of employee salaries and benefits, deferred compensation related to equity incentives, provisions for doubtful accounts and returns and professional service fees. General and administrative expenses for the six months ended December 31, 2002 were $1.9 million, or 11.3% of net revenues, compared with $1.7 million, or 9.2% of net revenues, for the six months ended December 31, 2001.  The increase in general and administrative expenses is due to increased insurance costs, professional service fees, and employee benefit costs

        PROVISION FOR INCOME TAXES. The provision for income taxes was $0.5 million or 47.2% of pre-tax income, for the six months ended December 31, 2002, compared to $1.4 million, or 36.3% of pre-tax income, for the six months ended December 31, 2001.  The increase in the provision for income taxes as a percentage of pre-tax income is primarily due to an additional provision in the current quarter, net of certain items, related to prior fiscal years.  This amount was not material to those years and had a greater impact on the current year’s effective tax rate due to the low pre-tax book income amount.

LIQUIDITY AND CAPITAL RESOURCES

        Historically, we have funded our capital requirements with cash flows from operations.  Cash flows provided by operating activities were $5.5 million and $3.4 million for the first six months of fiscal 2003 and 2002, respectively. For the six months ended December 31, 2002, operating cash was primarily provided by collection of accounts receivables and reductions in inventory levels.  For the six months ended December 31, 2001, operating cash was primarily provided by net income.

        Cash provided by investing activities was $5.6 million during the first six months of fiscal year 2003.  The sale of marketable securities, offset partially by purchases of fixed assets and the assets of N2Power, Inc., was the primary reason for the increase in cash from investing activities.  During the first six months of fiscal year 2002, the Company used $6.7 million of cash in investing activities.  This use was attributable to the purchase of marketable securities and fixed assets.

        There was no significant cash used or provided by financing activities during the six month period ended December 31, 2002 or the six month period ended December 31, 2001.

        On February 12, 2003, we announced that our Board of Directors authorized a program to repurchase up to 500,000 shares of our common stock in open market transactions, block purchases or private transactions.  On February 11, 2003, the last sale price of our common stock on the Nasdaq Stock Market was $4.85 per share.  The stock repurchase will be funded by available working capital and is not expected to negatively impact our liquidity.  There is no time limit for the completion of the stock repurchase program and it may be discontinued at any time.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

        We develop products in the United States and sell them worldwide.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.  Since all sales are currently made in U.S. dollars, a strengthening of the US dollar could make our products less competitive in foreign markets.  Our interest income is sensitive to changes in the general level of US interest rates, particularly since the majority of our investments are in short-term instruments.  We have no outstanding debt nor do we utilize derivative financial instruments.  Therefore, no quantitative tabular disclosures are required.

ITEM 4.  Controls and Procedures

        The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures are adequate and effective for the purposes set forth in Exchange Act Rule 13a-14(c).  This conclusion was based on an evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10-Q.

        There were no significant changes in the Company’s internal controls or in other factors since the date of this evaluation that could significantly affect the Company’s internal controls.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

        On January 10, 2003, Raytheon Company filed a complaint in the United States District Court for the Eastern District of Texas alleging that Qualstar and seven other named defendants infringe a patent owned by Raytheon entitled “Mass Data Storage Library.”  Raytheon filed an amended complaint on or about February 6, 2003, which includes an allegation that Qualstar’s tape libraries infringe Raytheon’s patent.  The complaint seeks an injunction against all defendants and an unspecified amount of damages.  Qualstar’s response to the complaint is due March 7, 2003.  Qualstar and its legal counsel are currently analyzing Raytheon’s patent and available defenses to the claims of infringement.  Based on our preliminary analysis, we believe that Raytheon’s claims against Qualstar are without merit and we intend to vigorously defend against this complaint.

ITEM 4.  Submission of Matters to a Vote of Security Holders

        The following matters were voted upon at the Annual Meeting of Stockholders of the Company held on February 6, 2003:

1.	The following persons were elected as directors to serve a one year term expiring at the Annual Meeting of Stockholders to be held in 2004 or until their successors are elected and qualified:

	Number of Votes Cast

Name	For	Authority Withheld

	—	—
William J. Gervais	9,129,123	67,600
Richard A. Nelson	9,129,123	67,600
Bruce E. Gladstone	9,129,123	67,600
Robert E. Rich	9,129,123	67,600
Trude C. Taylor	9,129,123	67,600
Robert T. Webber	9,129,123	67,600

ITEM 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits:

99.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Press release issued February 12, 2003.

(b)	No Reports on Form 8-K were filed during the fiscal quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALSTAR CORPORATION

Dated: February 13, 2003	/s/ W ILLIAM J. G ERVAIS

William J. Gervais, President,
Chief Executive Officer

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

3.

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

Date: February 13, 2003
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
	D)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:
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

Date: February 13, 2003
/s/ FREDERIC T. BOYER

Frederic T. Boyer
Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

99.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Press release issued February 12, 2003.