Form 10-Q
period 2003-03-31
QUALSTAR CORP
filed 2003-05-15
CIK 758938

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes    [X]               No    [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    [   ]               No    [X]

The total shares of common stock without par value outstanding at May 12, 2003 is 12,638,409.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

QUALSTAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 AND MARCH 31, 2003
(in thousands)

	JUNE 30,	MARCH 31,
	2002	2003

		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,363	$27,899
Marketable securities	14,482	8,007
Receivables, net of allowances of $2,100 at June 30, 2002 and $1,943 at March 31, 2003	6,695	3,571
Inventories	9,652	7,160
Prepaid expenses and other current assets	355	472
Prepaid income taxes	148	416
Deferred income taxes	1,501	1,501

Total current assets	49,196	49,026

Property and equipment, net	1,324	1,514
Other assets	238	362

	$50,758	$50,902

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,590	$844
Accrued payroll and related liabilities	308	549
Other accrued liabilities	693	720
Income taxes payable	98	—

Total current liabilities	2,689	2,113

Deferred income taxes	96	96
Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized, 12,656 and 12,638 shares issued and outstanding at June 30, 2002 and March 31, 2003, respectively	20,751	20,407
Deferred compensation	(631)	(217)
Notes from directors	(387)	(236)
Accumulated other comprehensive loss	(31)	(124)
Retained earnings	28,271	28,863

Total shareholders’ equity	47,973	48,693

Total liabilities and shareholders’ equity	$50,758	$50,902

See the accompanying notes to these condensed consolidated financial statements.

QUALSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2002 AND 2003
(in thousands, except per share amounts)
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	MARCH 31,		MARCH 31,

	2002	2003	2002	2003

Net revenues	$8,603	$8,189	$27,431	$25,389
Cost of goods sold	5,412	5,085	17,112	15,959

Gross profit	3,191	3,104	10,319	9,430

Operating expenses:
Research and development	533	1,138	1,523	2,905
Sales and marketing	860	921	2,168	2,826
General and administrative	946	1,143	2,672	3,083

Total operating expenses	2,339	3,202	6,363	8,814

Income (loss) from operations	852	(98)	3,956	616
Interest income	256	116	882	502

Income before provision for income taxes	1,108	18	4,838	1,118
Provision for income taxes	413	7	1,768	526

Net income	$695	$11	$3,070	$592

Basic earnings per share	$0.06	$0.00	$0.25	$0.05

Diluted earnings per share	$0.05	$0.00	$0.24	$0.05

Shares used to compute earnings per share:
Basic	12,513	12,614	12,470	12,579

Diluted	12,743	12,641	12,665	12,667

See the accompanying notes to these condensed consolidated financial statements.

QUALSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2003
(in thousands)
(UNAUDITED)

	2002	2003

OPERATING ACTIVITIES:
Net income	$3,070	$592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	205	278
Amortization of deferred compensation	322	237
Provision for bad debts and returns	70	(25)
Accrued interest on directors’ notes	(23)	(15)
Changes in operating assets and liabilities:
Accounts receivable	(753)	3,149
Inventories	498	2,540
Prepaid expenses and other assets	(18)	(41)
Prepaid income taxes and income taxes payable	895	(366)
Accounts payable	(1,298)	(746)
Accrued liabilities	(30)	268

Net cash provided by operating activities	2,938	5,871

INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements	(226)	(428)
Sales (purchases) of marketable securities, net	(5,394)	6,382
Purchase of assets of N2Power, Inc.	—	(288)

Net cash provided by (used in) investing activities	(5,620)	5,666

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	26	145
Repurchase of common stock	—	(312)
Principal and interest payments on directors’ notes	152	166

Net cash provided by (used in) financing activities	178	(1)

Net increase (decrease) in cash and cash equivalents	(2,504)	11,536
Cash and cash equivalents at beginning of period	20,809	16,363

Cash and cash equivalents at end of period	$18,305	$27,899

Supplemental cash flow disclosure:
Income taxes paid	$873	$340

See the accompanying notes to these condensed consolidated financial statements.

QUALSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
NINE MONTHS ENDED MARCH 31, 2003
(in thousands)
(UNAUDITED)

							ACCUMULATED
	PREFERRED STOCK		COMMON STOCK			NOTES	OTHER
					DEFERRED	FROM	COMPREHENSIVE	RETAINED
	SHARES	AMOUNT	SHARES	AMOUNT	COMPENSATION	DIRECTORS	LOSS	EARNINGS	TOTAL

Balance at July 1, 2002	—	$—	12,656	$20,751	$(631)	$(387)	$(31)	$28,271	$47,973
Amortization of deferred compensation	—	—	—	—	237	—	—	—	237
Forfeiture of stock options	—	—	—	(177)	177	—	—	—	—
Exercise of stock options	—	—	52	145	—	—	—	—	145
Repurchase of common stock			(70)	(312)					(312)
Accrued interest on directors’ notes	—	—	—	—	—	(15)	—	—	(15)
Receipt of principal and interest payments on directors’ notes	—	—	—	—	—	166	—	—	166
Comprehensive income:
Change in unrealized losses on investments	—	—	—	—	—	—	(93)		(93)
Net income	—	—	—	—	—	—	—	592	592

Comprehensive income									499

Balance at March 31, 2003	—	$—	12,638	$20,407	$(217)	$(236)	$(124)	$28,863	$48,693

See the accompanying notes to these condensed consolidated financial statements.

QUALSTAR CORPORATION
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(in thousands, except per share amounts)
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements are unaudited, except for the balance sheet at June 30, 2002 which is derived from our audited financial statements, and should be read in conjunction with the consolidated financial statements and related notes included in Qualstar Corporation’s (“Qualstar,” “us,” “we,” or “our”) Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on September 30, 2002. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting primarily of normal recurring items, which are necessary for the fair presentation of Qualstar’s consolidated financial position as of March 31, 2003, consolidated results of operations for the three months and nine months ended March 31, 2002 and 2003, and consolidated cash flows for the nine months ended March 31, 2003. Operating results for the three month and nine month periods ended March 31, 2003 are not necessarily indicative of results to be expected for a full year.

NOTE 2. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted net income per share for the three months and nine months ended March 31, 2002 and 2003:

	THREE MONTHS		NINE MONTHS ENDED
	MARCH 31,		MARCH 31,

	2002	2003	2002	2003

Numerator:
Net income	$695	$11	$3,070	$592
Denominator:
Denominator for basic net income per share — weighted average shares	12,513	12,614	12,470	12,579
Dilutive potential common shares from employee stock options and restricted stock	230	27	195	88

Denominator for diluted net income per share — adjusted weighted average shares and assumed conversions	12,743	12,641	12,665	12,667

Basic net income per share	$0.06	$0.00	$0.25	$0.05

Diluted net income per share	$0.05	$0.00	$0.24	$0.05

Shares issuable under stock options of 68,000 and 467,000 at March 31, 2002 and 2003, respectively, have been excluded from the computation of diluted earnings per share because the effect would be antidilutive.

NOTE 3. MARKETABLE SECURITIES

     Marketable securities consist primarily of high-quality corporate, federal and state government securities. These securities are classified in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. All of the Company’s marketable securities were classified as available-for-sale at June 30, 2002 and March 31, 2003.

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

NOTE 4. INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventory is comprised as follows:

	JUNE 30, 2002	MARCH 31, 2003

Raw materials	$7,980	$6,463
Finished goods	1,672	697

	$9,652	$7,160

NOTE 5. COMPREHENSIVE INCOME

     For the nine months ended March 31, 2002 and 2003, comprehensive income amounted to approximately $2.8 million and $0.5 million, respectively. The difference between net income and comprehensive income relates to the changes in the unrealized losses or gains the Company recorded for its available-for-sale securities.

NOTE 6. STOCK BASED COMPENSATION

     Employee stock options are accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as amended and interpreted, which requires recognition of expense when the option price is less than the fair value of the stock at the date of grant. The Company generally awards options for a fixed number of shares at an option price equal to the fair value of the stock at the date of grant. The Company has adopted the disclosure only provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123).

     If the Company recognized employee stock option related compensation expense in accordance with SFAS 123 and used the minimum value method for grants prior to the Company’s initial public offering and the Black-Scholes method model afterward for determining the weighted average fair value of options granted, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	THREE MONTHS		NINE MONTHS ENDED
	MARCH 31,		MARCH 31,

	2002	2003	2002	2003

Net income as reported	$695	$11	$3,070	$592
Stock-based employee compensation cost included in reported net income	150	65	322	237
Pro forma stock-based employee compensation cost under SFAS 123	(165)	(162)	(495)	(486)

Pro forma net income (loss)	$680	$(86)	$2,897	$343

Earnings (loss) per share:
Basic — as reported	$0.06	$0.00	$0.25	$0.05

Basic — pro forma	$0.05	$(0.01)	$0.23	$0.03

Diluted — as reported	$0.05	$0.00	$0.24	$0.05

Diluted — pro forma	$0.05	$(0.01)	$0.23	$0.03

All shares issuable under stock options at March 31, 2003 have been excluded from the proforma diluted earnings per share computation for the three month period ended March 31, 2003 because the effect would be antidilutive.

NOTE 7. BUSINESS ACQUISITIONS

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

NOTE 8. STOCK REPURCHASE

     On February 12, 2003, the Company announced that the Board of Directors authorized a stock repurchase program of up to 500,000 shares of the Company’s common stock. The stock repurchase will be funded by available working capital. There is no time limit for the completion of the stock repurchase program and it may be discontinued at any time. As of March 31, 2003, the Company had repurchased 69,667 shares of its common stock at a total cost of approximately $312,000, or an average price of approximately $4.47 per share.

NOTE 9. LEGAL PROCEEDINGS

     On January 10, 2003, Raytheon Company (“Raytheon”) filed a complaint in the United States District Court for the Eastern District of Texas alleging that Qualstar and seven other named defendants infringe a patent owned by Raytheon entitled “Mass Data Storage Library.” Raytheon filed an amended complaint on or about February 6, 2003, which includes an allegation that Qualstar’s tape libraries infringe Raytheon’s patent. The complaint seeks an injunction against all defendants and an unspecified amount of damages. Qualstar responded to the complaint on March 7, 2003 and denied Raytheon’s allegations of infringement. A scheduling conference is set for May 20, 2003 to determine future scheduling matters and the trial date. Qualstar and its legal counsel continue to analyze Raytheon’s patent and available defenses to the claims of infringement. Based on our analysis, we believe that Raytheon’s claims against Qualstar are without merit and we intend to vigorously defend against this complaint.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2003 Compared to three months ended March 31, 2002.

     NET REVENUES. Revenues are recognized upon shipment of the product to the customer, less estimated returns, for which provision is made at the time of sale.

     Net revenues for the three months ended March 31, 2003 were $8.2 million, compared with net revenues of $8.6 million for the three months ended March 31, 2002, a decrease of $0.4 million. The decrease can be attributed to fewer libraries sold as well as reduced tape media revenue. Partially offsetting this decrease were increases in tape drive and service contract revenue. The selling prices of our tape libraries have remained relatively stable during the quarter ended March 31, 2003 compared to the prior year quarter. The selling prices of tape media have decreased somewhat since the third quarter of fiscal 2002, whereas the selling prices of tape drives have had an overall increase. The decrease in selling prices of tape media is primarily due to decreases in our cost to purchase media, which we pass through to our customers. The increase in selling prices of tape drives is primarily due to the introduction of new releases of existing tape drive technology, such as SDLT 320, which were not yet available during the third quarter of fiscal 2002. We do not anticipate significant changes in the selling prices of our tape libraries during the fourth quarter of fiscal 2003.

     GROSS PROFIT. Gross profit was $3.1 million or 37.9% of net revenues for the three months ended March 31, 2003 compared to $3.2 million or 37.1% for the three months ended March 31, 2002, representing a decrease of 2.7%. Our gross margin is partially a function of the mix of products sold. Generally, larger tape libraries and newer tape drive technologies have higher gross margins than do smaller tape libraries and older tape drive technologies. Historically, tape libraries and drives have higher gross profit margins as a percentage of sales than do tape media. Furthermore, changes in service revenues, which are reported net of cost, can impact the Company’s overall gross margin. The increase in our gross profit margin as a percentage of net revenues is primarily due to product mix.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist of engineering salaries, benefits, purchased parts and supplies used in development activities. Research and development expenses for the three months ended March 31, 2003 were $1.1 million or 13.9% of revenues as compared to $0.5 million or 6.2% of revenues for the three months ended March 31, 2002. Our higher research and development spending reflects our establishment of an Advanced Development Group in Boulder, Colorado. This Group has been established to broaden our overall product line with new and innovative tape libraries. We expect research and development expenses to remain steady or slightly increase during the next quarter.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of employee salaries and benefits, sales commissions, trade show costs, advertising, technical support and travel related expenses. Sales and marketing expenses remained consistent at $0.9 million for the three months ended March 31, 2003 and 2002. Sales and marketing expenses as a percentage of net revenues were 11.2% for the three months ended March 31, 2003 as compared with 10.0% for the three months ended March 31, 2002. The increase in sales and marketing expenses as a percentage of revenues is primarily due to an overall decrease in revenue of 4.8%. We anticipate sales and marketing expenses will remain stable or increase slightly for the fourth quarter of fiscal year 2003.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of employee salaries and benefits, deferred compensation related to equity incentives, provisions for doubtful accounts and returns and professional service fees. General and administrative expenses for the three months ended March 31, 2003 were $1.1 million, or 14.0% of net revenues, compared with $0.9 million, or 11.0% of net revenues, for the three months ended March 31, 2002. The increase in general and administrative expenses is due to increased insurance costs, professional service fees, employee benefit costs, and legal fees. We anticipate that general and administrative expenses will remain stable or slightly increase in the fourth quarter of fiscal 2003.

     PROVISION FOR INCOME TAXES. The provision for income taxes was $7,000 or 38.9% of pre-tax income, for the three months ended March 31, 2003, compared to $413,000 or 37.3% of pretax income, for the three months ended March 31, 2002.

Nine months ended March 31, 2003 Compared to nine months ended March 31, 2002.

     NET REVENUES. Net revenues for the nine months ended March 31, 2003 were $25.4 million, compared with net revenues of $27.4 million for the nine months ended March 31, 2002. The primary reason for this decrease is that we sold fewer libraries during the current fiscal year compared with the same period for the prior fiscal year. Sales of tape media, which we purchase from the manufacturers and resell, also declined. The selling prices of our tape libraries have remained relatively stable during the nine month period ended March 31, 2003 compared to the same period a year ago. The selling prices of tape media have decreased slightly since the end of fiscal 2002 whereas the selling prices of tape drives have had an overall increase. The decrease in selling prices of tape media is primarily due to decreases in our cost to purchase media, which we pass through to our customers. The increase in selling prices of tape drives is primarily due to the introduction of new releases of existing tape drive technology, such as SDLT 320, which were not yet available during the first three quarter of fiscal 2002.

     GROSS PROFIT. Gross profit was $9.4 million or 37.1% of net revenues for the nine months ended March 31, 2003 compared to $10.3 million or 37.6% for the nine months ended March 31, 2002, representing a decrease of 8.6%. Our gross margin is partially a function of the mix of products sold. Generally, larger tape libraries and newer tape drive technologies have higher gross margins than do smaller tape libraries and older tape drive technologies. Furthermore, tape libraries and drives have higher gross profit margins as a percentage of sales than do tape media. The minor decrease in our gross profit margin as a percentage of net revenues is primarily due to product mix.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist of engineering salaries, benefits, purchased parts and supplies used in development activities. Research and development expenses for the nine months ended March 31, 2003 were $2.9 million or 11.4% of revenues as compared to $1.5 million and 5.6% of revenues for the nine months ended March 31, 2002. Our higher research and development spending reflects our establishment of an Advanced Development Group in Boulder, Colorado. This Group has been established to broaden our overall product line with new and innovative tape libraries.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of employee salaries and benefits, sales commissions, trade show costs, advertising, technical support and travel related expenses. Sales and marketing expenses for the nine months ended March 31, 2003 were $2.8 million, an increase of $0.7 million compared to the nine months ended March 31, 2002. Sales and marketing expenses as a percentage of net revenues were 11.1% for the nine months ended March 31, 2003 as compared with 7.9% for the nine months ended March 31, 2002. The increase in sales and marketing expenses is attributable primarily to an overall reduction of marketing development funds and rebates from our key suppliers and an increased level of advertising to help launch our new RLS product line. Expenditures on salaries, commissions, and trade shows have remained stable.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of employee salaries and benefits, deferred compensation related to equity incentives, provisions for doubtful accounts and returns and professional service fees. General and administrative expenses for the nine months ended March 31, 2003 were $3.1 million, or 12.1% of net revenues, compared with $2.7 million, or 9.7% of net revenues, for the nine months ended March 31, 2002. The increase in general and administrative expenses is due to increased insurance costs, professional service fees, employee benefit costs and legal expenses.

     PROVISION FOR INCOME TAXES. The provision for income taxes was $0.5 million or 47.0% of pre-tax income, for the nine months ended March 31, 2003, compared to $1.8 million, or 36.5% of pre-tax income, for the nine months ended March 31, 2002. The increase in the provision for income taxes as a percentage of pre-tax income is primarily due to an additional provision in the current year, net of certain items, related to prior fiscal years. This amount was not material to those years and had a greater impact on the current year’s effective tax rate due to the low pre-tax book income amount.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have funded our capital requirements with cash flows from operations. Cash flows provided by operating activities were $5.9 million and $2.9 million for the first nine months of fiscal 2003 and 2002, respectively. For the nine months ended March 31, 2003, operating cash was primarily provided by collection of accounts receivables and reductions in inventory levels. For the nine months ended March 31, 2002, operating cash was primarily provided by net income.

     Cash provided by investing activities was $5.7 million during the first nine months of fiscal year 2003. The primary reason for the increase in cash from investing activities was the sale of marketable securities, offset partially by purchases of fixed assets and the assets of N2Power, Inc. During the first nine months of fiscal year 2002, the Company used $5.6 million of cash in investing activities. This use was attributable to the purchase of marketable securities and fixed assets.

     There was no significant cash used or provided by financing activities during the nine month periods ending March 31, 2003, and March 31, 2002, respectively.

     On February 12, 2003, we announced that our Board of Directors authorized a program to repurchase up to 500,000 shares of our common stock in open market transactions, block purchases or private transactions. The stock repurchase will be funded by available working capital and is not expected to negatively impact our liquidity. There is no time limit for the completion of the stock repurchase program and it may be discontinued at any time. As of March 31, 2003, the Company had repurchased 69,667 of its common stock through this buyback program for a total expenditure of approximately $312,000.

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

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

     On January 10, 2003, Raytheon Company (“Raytheon”) filed a complaint in the United States District Court for the Eastern District of Texas alleging that Qualstar and seven other named defendants infringe a patent owned by Raytheon entitled “Mass Data Storage Library.” Raytheon filed an amended complaint on or about February 6, 2003, which includes an allegation that Qualstar’s tape libraries infringe Raytheon’s patent. The complaint seeks an injunction against all defendants and an unspecified amount of damages. Qualstar responded to the complaint on March 7, 2003 and denied Raytheon’s allegations of infringement. A scheduling conference is set for May 20, 2003 to determine future scheduling matters and the trial date. Qualstar and its legal counsel continue to analyze Raytheon’s patent and available defenses to the claims of infringement. Based on our analysis, we believe that Raytheon’s claims against Qualstar are without merit and we intend to vigorously defend against this complaint.

ITEM 4. Submission of Matters to a Vote of Security Holders

     The following matters were voted upon at the Annual Meeting of Stockholders of the Company held on February 6, 2003:

1.	The following persons were elected as directors to serve a one year term expiring at the Annual Meeting of Stockholders to be held in 2004 or until their successors are elected and qualified:

	Number of Votes Cast

Name	For	Authority Withheld

	—	—
William J. Gervais	9,129,123	67,600
Richard A. Nelson	9,129,123	67,600
Bruce E. Gladstone	9,129,123	67,600
Robert E. Rich	9,129,123	67,600
Trude C. Taylor	9,129,123	67,600
Robert T. Webber	9,129,123	67,600

ITEM 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

99.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	No Reports on Form 8-K were filed during the fiscal quarter ended March 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALSTAR CORPORATION

Dated: May 14, 2003	/s/ WILLIAM J. GERVAIS William J. Gervais, President, Chief Executive Officer

Dated: May 14, 2003	/s/ FREDERIC T. BOYER Frederic T. Boyer Principal Financial Officer

Certification of Principal Executive Officer

I, William J. Gervais, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Qualstar Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ FREDERIC T. BOYER Frederic T. Boyer Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

99.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.