Form 10-K
period 2003-06-30
QUALSTAR CORP
filed 2003-09-26
CIK 758938

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-30083

Qualstar Corporation

Incorporated under the laws of the State of California	95-3927330 (I.R.S. Employer Identification No.)

3990-B Heritage Oak Court

Simi Valley, CA 93063
(805) 583-7744

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     ☐ Yes          ☑ No

      As of September 24, 2003, the aggregate market value of the common equity held by non-affiliates of the registrant was approximately $37,091,000.

      The total shares of common stock without par value outstanding at September 24, 2003 is 12,639,609.

DOCUMENTS INCORPORATED BY REFERENCE

      Items 10, 11, 12 and 13 of Part III of this Form 10-K are incorporated by reference from the registrant’s definitive proxy statement for its annual meeting of shareholders, which will be filed with the Commission on or before October 28, 2003.

FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements inherently are subject to risks and uncertainties, some of which we cannot predict or quantify. Our actual results may differ materially from the results projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in “ITEM 1 — Business,” including the section therein entitled “Risk Factors,” and in “ITEM 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof or variations thereon or similar terminology. Forward looking statements also include the assumptions underlying or relating to any such statements. Forward looking statements contained within this document represent a good-faith assessment of Qualstar’s future performance for which management believes there is a reasonable basis. Qualstar disclaims any obligation to update the forward looking statements contained herein, except as may be required by law.

PART I

Item 1.	Business

Introduction

      We design, develop, manufacture and sell automated magnetic tape libraries used to store, retrieve and manage electronic data primarily in network computing environments. Tape libraries consist of cartridge tape drives, storage arrays of tape cartridges and robotics to move the tape cartridges from their storage locations to the tape drives under software control. Our tape libraries provide storage solutions for organizations requiring backup, recovery and archival storage of critical electronic information. Our tape libraries also can provide near-online storage as an alternative to disk drives. Our products are compatible with commonly used network operating systems, including UNIX, Windows NT, NetWare and Linux. Our tape libraries also are compatible with a wide range of storage management software packages, such as those supplied by Computer Associates, Legato, Tivioli and Veritas. We offer tape libraries for multiple tape drive technologies, including those using Advanced Intelligent Tape(AIT), Super Advanced Intelligent Tape(SAIT), Super Digital Linear Tape(SDLT), and Linear Tape Open(LTO) tape drives and media.

      We sell our tape libraries worldwide, primarily to value added resellers, system integrators, and original equipment manufacturers. These customers integrate our products with software from third party vendors to provide storage solutions, and in turn resell to end users. We custom configure each of our libraries based on each customer’s individual requirements, with a typical delivery time of one to three working days. This rapid fulfillment of customer orders allows our resellers to minimize their inventory levels and allows us to compete effectively with distribution channels used by our competitors.

      Qualstar was incorporated in California in 1984. The initial products were IBM compatible 9-track reel-to-reel tape drives. In 1995, we entered the tape automation market with a series of tape libraries incorporating 8mm tape drives. Since that time, we have introduced a succession of tape library models designed to work with 8mm and other tape drive technologies and tape media formats. Automated tape libraries and related products, such as tape drives and tape media, represented approximately 89.3% of revenues for fiscal 2001, approximately 82.9% of revenues for fiscal 2002, and approximately 79.8% of revenues for fiscal 2003. Sales of 9-track tape drives, services and other products accounted for the balance of our revenues.

      In July 2002, we purchased the assets of N2 Power, Incorporated, a supplier of ultra small high efficiency open-frame switching power supplies. Power supplies provided by N2 Power are utilized within our tape library products as well as sold to other original equipment manufacturers for incorporation into their products. N2Power products are sold under the N2Power brand name through outside sales representatives and distributors to original equipment manufacturers.

Industry Background

      Storing, managing and protecting data has become critical to the operation of many enterprises as the world economy becomes increasingly information dependent. The need for data storage is growing in response to the increase in the amount of data that is generated and must be preserved. The amount of data has been increasing due to the growth in the number of computers, the number, size and complexity of computer networks and software applications, and the emergence of new applications such as image processing, e-commerce, Internet services, medical, video and motion picture image storage, and other multi-media applications. In addition, businesses continue to generate increasing amounts of traditional business information with respect to their products, customers and financial information. This increase in the amount of data that is generated stimulates increases in the demand for data storage and the management of this data.

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

      Current and emerging applications for tape libraries include:

•	Automated backup. Backup is the creation of a duplicate copy of current data for the purpose of recovery in the event the original data is lost or damaged. An automated tape library, in conjunction with storage management software, can backup network data at any time without human intervention. A library with multiple tape drives can backup data using all of its drives simultaneously, thus significantly speeding up the recording process. Backup tapes can be removed from the library and stored in an off-site location for protection against a physical or natural disaster at the primary site.

•	Archiving. Archiving is the storage of data for historical purposes. When important information is stored on tape, automated tape libraries, in conjunction with storage management software, can catalog tapes for future retrieval and prevent unauthorized removal or corruption of data by using password or key lock protection. Archival tapes provide a historic record for use in fraud detection, audit, legal and for other purposes. Tape libraries also are used for archiving because of the benefits offered by the tape medium, such as long-term data integrity, resistance to environmental contamination, ease of relocation, low cost, and the availability of “write once read many” or worm tapes and tape drives.

•	Digital video. Digital recording of camera images for surveillance and security purposes is beginning to replace traditional analog VHS recording in mid-size to large installations such as airports, retail stores, government facilities and gaming operations. This is an important market opportunity because tape libraries eliminate the need for operators to load, unload, store and retrieve the vast number of tapes created in these facilities. Library based systems index, store and play back the video images on demand, thereby reducing the recall time and cost of operation significantly when compared to VHS recording and playback devices. Digital recording technology provides enhanced resolution and accommodates the recording of transactional data such as cash register transaction data and credit card data alongside the video image, which is not possible with VHS recording technology.

•	Image management. Storage-intensive applications such as satellite mapping and medical image management systems are turning to tape libraries because of the cost advantage over traditional storage methods. X-ray images or MRI results, for instance, must frequently be kept on file for years. Tape library storage of a digitized image costs considerably less than storing a film copy, and can be recalled years later with considerably less effort. Additionally, there is a trend to require that these records be kept available for longer periods of time.

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

      Value added resellers develop and install storage solutions for enterprises that face complex storage needs but lack the in-house capability of designing and implementing the proper solution or have chosen to outsource these functions. Typically, the value added reseller will select among a variety of different hardware technologies and storage management software options, as well as provide installation and other services to deliver a complete storage solution for the end user.

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

      We believe that high product reliability is important to the end users of our products due to the critical nature of the data that is being stored, shorter time periods available for the back-up operations, and the operation of backup systems during hours when personnel may not be available to respond to problems. To address these concerns, we emphasize quality and reliability in the design, assembly and testing of our products which reduces the potential for product failures and results in products that require little maintenance.

      The technology utilized within automated tape libraries is continuously evolving due to advances in data recording methods, component cost reductions, advances in semiconductor and microprocessor technologies, and a general trend toward miniaturization in the electronics industry. This changing technology requires that we continuously develop and market new products in order to prevent our product lines from becoming obsolete. To give a few examples, this year we completed development of 5 new models in our RLS rack-mount series of tape libraries, of which, all 5 models were shipping as of the date of this report. Furthermore, we introduced 4 models of our new TLS 5000 Series Tape Library which incorporates SAIT tape technology. SAIT tapes have the highest density available on the market at 500 gigabytes per tape (native), making the TLS 5000 Series Tape Library the lowest cost per gigabyte tape library on the market.

      Our tape libraries are compatible with over fifty third-party storage management software packages, such as those supplied by Computer Associates, Legato, Tivoli and Veritas. Storage management software enables network administrators to allocate the use of storage technologies among user groups or tasks, to manage data from a central location, and to retrieve, transfer and backup data between multiple workstations. We believe that storage management software is a crucial component of any automated storage installation, and the lack of compatibility is a significant barrier to entry for new tape library competitors. To ensure compatibility, our engineers work closely with the application software vendors during product development cycles. We do not have contracts with any application software vendors, nor do we need access to their software code to design our products. We maintain relationships with them by supplying evaluation tape libraries so they can qualify their software to work with our tape libraries and by evaluating their software for compatibility with our tape libraries. We also support our relationships with them by keeping them informed as to current and contemplated changes to our products and by referring business to them when value added resellers or end users inquire about software sources.

      We have focused our business primarily on supporting value added resellers and original equipment manufacturers as the most effective and profitable distribution channels for our tape libraries. Our solution is to offer our resellers reliable tape libraries, multiple tape format choices, and more attractive profit opportunities than do other tape library manufacturers. We custom configure each of our libraries based on the resellers’ requirements, with a typical delivery time of one to three working days. Our solution for original equipment manufacturers is to offer them control over product design changes, qualification testing, and private labeling. We believe these factors enhance the resellers’ and original equipment manufacturers’ ability to sell our products and encourage them to remain loyal to Qualstar.

Strategy

      Our goals are to enhance our position as a supplier of automated tape libraries and to increase our market share in each of the tape formats in which we compete. To achieve these goals, we intend to:

•	Offer libraries for multiple tape drive technologies. We offer tape libraries for a range of tape drive technologies, including Advanced Intelligent Tape (AIT), Super Advanced Intelligent Tape (SAIT), Super Digital Linear Tape (SDLT), and Linear Tape Open (LTO) tape media formats. By offering products based on multiple tape drive technologies, we reduce our dependence on the success of any single technology and can offer products that target the specific preferences of resellers and their end-user customers.

•	Focus distribution on value added reseller channels. We sell our products primarily through selected value added resellers who have a strong market presence, have demonstrated the ability to work directly with end users, and who maintain relationships with major vendors of storage management software. Because we market our products primarily through this channel, we have implemented a variety of programs to support and enhance our relationships with our reseller partners. These programs are designed to increase the likelihood of closing a sale and to increase the reseller’s profit margins. We intend to maintain our marketing presence in support of this distribution channel. We conduct business with our value added resellers on an individual purchase order basis and no long-term commitments are involved. Additionally, there are no exclusive territories assigned to our value added resellers.

•	Maintain and strengthen original equipment manufacturer relationships. We sell our products to several companies under private label or original equipment manufacturer relationships. Original equipment manufacturer sales enable us to reach some end users not served by our value added resellers. The same product characteristics that make our tape libraries attractive to value added resellers also are important to original equipment manufacturers. We will continue to pursue and develop opportunities with original equipment manufacturers. We conduct business with our original equipment manufacturer customers on an individual purchase order basis and no long-term commitments are in place.

•	Develop libraries for new tape technologies. The tape drive industry is continuously advancing the state of technology. We will continue to monitor new product releases and design new libraries for those technologies that appear promising and meet our standards for capacity, quality and reliability.

•	Maintain our rate of innovation. We plan to maintain our high level of research and development efforts in order to exploit emerging technologies and product opportunities. We intend to continue the expansion of our product lines to incorporate higher capacities and new technologies.

      We believe that our experience, efficiency and strict control over the development and manufacturing of new products are key factors in the successful execution of our strategy. We design our tape libraries with a high percentage of common parts, use quality components and minimize the number of moving parts. We utilize proprietary techniques in the design, production and testing of our libraries in order to simplify the manufacturing process and reduce our costs. We produce all of our products at a single facility and control our inventory closely to provide rapid delivery to our customers. These steps allow us to design and bring to market new products rapidly in response to changing technology.

Products

     Tape Libraries

      We offer a number of tape library families, each capable of incorporating one or more tape drive technologies, as summarized in the following table:

	Models in			Maximum
	Product	Tape Drive	Range of Tape	Capacity in
Product Family	Family	Technology	Cartridges	Terabytes(1)

TLS-4000	11	Sony AIT	12 to 600	60.0
TLS-5000	4	Sony SAIT	33 - 264	132.0
TLS-6000	7	Quantum SDLT	10 to 240	38.4
TLS-8000	7	LTO	11 to 264	52.8
RLS-4000	3	Sony AIT	22 - 70	7.0
RLS-5000	1	Sony SAIT	44	22.0
RLS-6000	1	Quantum SDLT	27	4.3
RLS-8000	1	LTO	36	7.2

(1)	A Terabyte is one million megabytes, or one thousand gigabytes. The table shows native capacity and excludes gains from data compression, which can increase capacity by more than 100%.

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

      Tape libraries generally contain two or more tape drives and from several to thousands of tapes. We concentrate our product offerings in the middle segment range of 12 to 600 tapes. We design our tape libraries for continuous, unattended operation. Multiple tape drives allow simultaneous access to different data files by different users on the network, and increase the rate at which data can move on to, out of, or within the network. A library with multiple tape drives can back up data using all drives simultaneously, significantly speeding up the recording process. Within the library, tape cartridges sometimes are stored in removable magazines, allowing for bulk removal of the tapes. Our libraries also offer key features such as barcode readers to scan cartridge labels, and an input/output port for importing and exporting individual tapes under system control. Many of our library models are expandable after installation by increasing the number of tape storage positions. This feature provides the end user with the ability to increase data capacity as storage needs grow.

      We offer automated tape libraries with different data storage capacities and data transfer rates. We continue to develop and release new libraries to expand our product offerings to meet the changing demands of the marketplace. In addition, we continue to develop enhancements and improvements for our existing products in order to maintain our competitive position in the marketplace.

      Our tape libraries incorporate a number of specialized features that we believe improve reliability, serviceability and performance, including:

•	Rapid tape drive replacement. We design our libraries so that a tape drive can be replaced quickly without special tools. This feature minimizes the off-line time required when a tape drive must be replaced, and frequently avoids the high cost and delays of a service call.

•	Fibre Channel connectivity. We offer a Fibre Channel option on most of our models to meet the needs of storage area networks and other high performance applications.

•	Closed-loop servo control. Our tape libraries use digital closed-loop servo control for robotic motion to provide precise tape handling. This yields robotic motion that is smooth, repeatable and highly reliable.

•	Brushless motors. We use only brushless electric motors in our tape libraries. Motors are a key component in any robotic system. Brushless motors provide longer life and less electrical noise compared to conventional brush-type motors. We build many of our own motors in order to obtain optimum performance and reliability.

•	Variable I/ O Port. Our VIOP feature allows IT administrators the ability to select the number of cartridge slots that can be dedicated to bulk import or export of media to or from the library.

•	Remote management. Many larger companies with global back-up solutions or disaster management programs require tape libraries that can be placed off-site in various regions but must be administered from a single location. With our Q-Link remote manager, our customers have the ability to put our products anywhere in the world and manage them from a single administrative hub using a standard web browser.

      Our TLS Series product line is specifically designed to be placed on the floor or on a table top, without the need for a special equipment rack. If requested, we provide our customers with an adapter kit for mounting some models in a rack. Other manufacturers design libraries primarily for rack-mounting, and supply an adapter for table-top use. We chose the opposite approach to distinguish ourselves from many of our competitors. We believe that this approach provides the most convenient and lowest cost solution for the largest segment of our customer base.

      During Fiscal 2003 we commenced shipments of our RLS Series of tape libraries. These products are designed to fit conveniently in equipment racks utilizing only five standard units, or a total of 8.75 inches of rack space. In addition, the RLS can provide all of the high-availability features needed in the most demanding applications such as dual-redundant power supplies and hot-swappable power supplies and tape drives. We believe these features give the RLS Series of tape libraries a competitive advantage over other compact rack-mount tape libraries that do not offer as robust a combination of features. We believe this product line will provide a cost effective solution for a large portion of our customer base.

     Other Products

      We have manufactured 9-track auto-loading reel-to-reel tape drives since 1990. Demand for 9-track tape drives has been declining for many years, and we expect overall demand for 9-track tape drives to continue to decline in the future. Therefore, we announced the end of the life for 9-track tape drives. In addition to our tape libraries and 9-track tape drives, we sell ancillary products such as tape media, tape magazines, cables, bar code labels and adapters for rack mounting our tape libraries.

      In July of 2002, we purchased the assets and intellectual property of N2Power, Incorporated, a privately held company located in Newbury Park, California. N2Power designs, develops, manufactures, and sells ultra small high-efficiency open-frame switching power supplies based upon its patented technology. Since the purchase, N2Power has been relocated to our facility in Simi Valley, California. N2Power products are utilized within our tape libraries as well as sold on the open market primarily through outside sales representatives and distributors to original equipment manufacturers.

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

      We believe that by selling directly to value added resellers, we have an advantage over competitors who force resellers to purchase through distributors and who sometimes sell directly to end users, thereby competing with their own resellers. Some of the advantages of our strategy include the following:

•	Higher profit margins. By avoiding the extra distribution markup, higher profit margins are available to be shared by both us and the reseller.

•	Custom configurations. By circumventing the distribution step, we are able to offer custom configurations of our products, such as special paint, private branding and non-standard interface options, on very short notice.

•	Channel conflicts avoided. We refer all end-user inquiries to our reseller partners. Because they know that we typically do not sell directly to the end user, there is an attitude of cooperation between the reseller and us. Frequently, our sales representatives make end-user visits with the reseller to help close a pending sale.

•	Credit. We typically extend credit to resellers if they meet our credit requirements.

•	Rapid delivery. We generally ship a product to the reseller within one to three working days of confirming an order, rivaling the delivery time of many distributors.

      Although we sell our tape libraries primarily to value added resellers, we believe that original equipment manufacturers are an important element of our business. We strive to work with original equipment manufacturers early in the product development cycle so that we can obtain valuable product development feedback. The sales cycle for original equipment manufacturers generally encompasses six months to one year and involves extensive product and system qualification testing, evaluation, integration and verification. Most of our sales of automated tape libraries to original equipment manufacturers are for use in video surveillance and medical imaging applications. Original equipment manufacturers typically assume responsibility for product sales, service and support.

      Our sales are spread across a broad customer base. For the year ended June 30, 2003, no single customer accounted for more than 10% of our revenue.

      Our international sales efforts are currently directed from our headquarters in Simi Valley, California. European sales are coordinated through our European sales office in the United Kingdom. We intend to continue to develop our international markets and create additional outlets for our products. All of our international sales are denominated in U.S. dollars. Revenues from customers outside of North America were $13.9 million, or 26.9% of revenues in fiscal 2001, $12.1 million or 32.2% of revenues in fiscal 2002, and $9.9 million or 29.4% of revenues in fiscal 2003.

Marketing

      We support our sales efforts with a broad array of marketing programs designed to generate brand awareness, attract and retain qualified value added resellers and inform end users about the advantages of our products. We provide our resellers with a full range of marketing materials, including product specifications, sales literature, software connectivity information and product application notes. We train our resellers to sell our products and to answer customers’ questions. We advertise in key publications, and participate in trade shows. We display our products under the Qualstar brand name at various trade shows including the COMDEX Fall trade show, and participate in other trade shows in partnership with our principal suppliers and resellers. We support our marketing and customer support with a website that features comprehensive marketing and product information.

      Another element of our marketing plan is our lead registration program. This program awards value added resellers that uncover sales opportunities and promote our products to the end user. In exchange for this effort, the reseller is rewarded with a higher profit margin on that particular sale. The lead registration program gives our reseller partners an advantage over their competitors who purchase from distribution channels. We conduct sales and technical training classes for our resellers. We also conduct various promotional activities for resellers and end users, including product-specific rebates and co-operative advertising.

Customer Service and Support

      We believe that strong customer service and support is an essential aspect of our business. Our customer service and support efforts consist of the following components:

•	Technical support. Our technical support personnel are available twenty four hours per day, Monday through Friday. Technical support personnel are available to all customers at no charge by telephone, facsimile and e-mail to answer questions and solve problems relating to our products. Our technical support personnel are trained in all aspects of our products. Our support staff is located at our headquarters in Simi Valley, California. We sell service contracts for on-site service of our tape libraries installed within the United States, which are fulfilled by IBM.

•	Engineering. Our engineers provide both pre-and post-sales support to our resellers. Engineers typically become involved in more complex problem-solving situations involving interactions between our products, third-party software, network server hardware and the network operating systems. Engineers work with resellers and end users over the telephone and, in certain situations, visit the customer’s site.

•	Training. We offer a product maintenance training program for end users, value added reseller and original equipment manufacturer maintenance personnel. We conduct our training classes at our headquarters, as well as on-site at the locations of our value added resellers or original equipment manufacturers.

•	Warranty. The standard warranty period on our tape libraries is three years. During the first year for our TLS libraries and the first three years for our RLS libraries, we offer immediate replacement of defective products at no charge, subject to availability and credit approval of the purchaser. The purchaser is responsible for returning the defective product to us in a timely manner without damage. After the first year, the customer must first ship the tape library to our factory, where we will service the product during the warranty period at no charge. We offer out-of-warranty factory service at a flat fee plus applicable taxes, duties and transportation costs. For tape drives, we pass the warranty provided by the drive manufacturer on to our customer. On-site service for library products is available within the United States and some foreign countries for an extra charge. We contract with outside service providers to supply on-site service.

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

      Tape drives and tape recording media are available only from a limited number of suppliers, some of which are sole-source providers. Some of our suppliers compete with us by selling their own tape libraries. The risk of allocation is greater upon the introduction of a new tape drive technology. Any disruption in supplies of tape drives or tape media could delay shipments of our products. We have experienced only one situation involving a limited supply of components. Between January 1999 and January 2000, Sony Electronics, Inc., our sole-source supplier of Advanced Intelligent Tape drives and tape media, was unable to provide us with sufficient quantities of 50 gigabyte tape media to meet our order volume. During this period, our customers generally did not delay purchases of Advanced Intelligent Tape libraries from us because of this shortage, but accepted delivery of tape libraries with a partial shipment of 50 gigabyte tape media or accepted 36 gigabyte tape media, which was available during that period.

      N2Power products are currently produced in China by a contract-manufacturing firm. We provide complete production documentation specifying each component and assembly techniques. We also specify performance criteria used to test the power supplies after they complete a burn-in cycle at elevated temperatures. Finished power supplies are shipped to our Simi Valley facility where they undergo further quality control inspections and tests prior to shipping to our OEM customers.

Competition

      The market for automated tape libraries is intensely competitive and characterized by rapidly changing technology and evolving standards. Because we offer a broad range of libraries for different tape drive technologies, we tend to have a large number of competitors that differ depending on the particular format and performance level. We compete in a segment of the overall tape library market that focuses on small to mid-range network computing environments. Our principal competitors in this market segment include StorageTek, Quantum/ATL Products, Advanced Digital Information Corporation (ADIC), Overland Storage, and Spectra Logic.

      Many of our competitors have substantially greater financial and other resources, better name recognition, larger research and development staffs, and more capabilities in manufacturing, marketing and distributing products than we do. Our competitors may develop new technologies and products that are more effective than our products. We are not ISO-9000 certified, which may limit some customers’ ability to purchase our products. However, we do not believe that our current determination not to seek ISO-9000 certification has affected our sales to date.

      As a greater number of competitors introduce products in a particular tape drive technology, the increased competition normally results in price erosion, a reduction in gross margins and a loss of market share for all competitors. We cannot assure you that we will be able to compete successfully against either current or potential competitors or that competition will not cause a reduction in our revenues or profit margins. We believe that our ability to compete depends on a number of factors, including the success and timing of new product developments by us and by our competitors, compatibility of our products with a broad range of computing systems, product performance, reliability, price, marketing and sales execution, and customer support. Specifically, we believe that the principal competitive factors in the selection of a tape library include:

•	reliability of the robotic assembly that handles the tape cartridges;

•	purchase price;

•	storage capacity;

•	speed of data transfer;

•	compatibility with existing network operating systems and storage management software;

•	after-sale expandability of a tape library to meet increasing storage requirements;

•	expected product life and cost of maintenance; and

•	the availability of optional features

•	physical configuration and power requirements of the library.

      We believe our tape libraries compete favorably with respect to these factors.

Research and Development

      Our research and development group of 29 people consists of two teams. Our original team located in Simi Valley, California, has developed over 40 separate tape library models for eleven different tape formats over the last eight years. In fiscal 2002 we established our Advanced Development Group in Boulder, Colorado. They are responsible for the design and development of a new generation of tape libraries. Our engineers are a diverse and robust group who have the capability to meet the needs of a complex and demanding data storage market.

      Our research and development efforts rely on the integration of multiple engineering disciplines to generate products that meet market needs in a competitive and timely fashion. Successful development of automated tape libraries requires the integration of mechanical design, electronic design packaging, software design, and firmware design into a single product. Product success also relies on the engineering group’s thorough knowledge of each of the different tape drive technologies, as well as SCSI, iSCSI, and Fibre Channel and other interface technologies.

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

      Our research and development expenses were $1.3 million in fiscal 2001, $2.1 million in fiscal 2002, and $4.0 million the year ended June 30, 2003. We anticipate spending at our current level, or slightly higher, on research and development in the future.

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

      We enter into Inventions and Confidentiality agreements with our development engineers to protect our technology and designs. However, we do not believe that such protection can preclude competitors from developing substantially equivalent products.

Employees

      As of September 21, 2003, we had 111 full-time employees, including 35 in manufacturing, 29 in research and development, 6 in customer service, 18 in sales and marketing, and 23 in finance and administration. We also employ a small number of temporary employees and consultants as needed. We are not a party to any collective bargaining agreement or other similar agreement. We believe that we have a good relationship with our employees.

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

      The success of our business is tied closely to the managerial, engineering and business acumen of our existing executives. William J. Gervais, our President, has been largely responsible for the development of many of our tape libraries, has overseen our operations and growth, and established and maintained our strategic relationships. We expect that he will continue these efforts for the foreseeable future. Our future success will also depend on our ability to attract, retain and motivate key executives and other key personnel, many of whom have been instrumental in developing new technologies and strategic plans. However, our current dependence on a limited number of executives, for whom replacements may be difficult to find, entails a risk that we may not be able to supervise and manage our ongoing operations.

Our suppliers could reduce shipments of tape drives and tape media. If this occurs, we would be forced to curtail production, our revenues could fall and our market share could decline.

      Automated tape libraries and related products, such as tape drives and tape media, represented approximately 89.3% of our revenues for fiscal year 2001, approximately 82.9% of our revenues for fiscal 2002, and approximately 79.8% of our revenues for the year ended June 30, 2003. We depend on a limited number of third-party manufacturers to supply us with the tape drives and tape media that we incorporate into our automated tape libraries. Some tape drive manufacturers, including Sony Corporation and Quantum Corporation, compete with us by also manufacturing tape libraries. There can be no assurance that other tape drive manufacturers will not also begin to manufacture libraries.

      Historically, some of these suppliers have been unable to meet demand for their products and have allocated their limited supply among customers. If suppliers limit our supply of tape drives or tape media, we may be forced to delay or cancel shipments of our tape libraries. The major supplier risks we face include the following:

•	Sony Electronics, Inc. is our sole-source supplier of 8 millimeter Advanced Intelligent Tape drives and media, and Super Advanced Intelligent tape drives and media. Sony has allocated some of their products in the past and may allocate them again in the future. In fiscal 2001, we derived $39.8 million, or 77.1%, of our revenues, in fiscal 2002 we derived $24.6 million, or 65.3% of revenues, and in fiscal 2003, we derived $18.9 million, or 56.2% of our revenues from the sale of libraries, tape drives and tape media based on Sony Advanced Intelligent Tape technology. If Sony reduces its sales to us or raises its prices, we could lose revenues and our margins could decline.

•	Quantum Corporation is our sole-source supplier of SDLT tape drives and competes with us as a manufacturer of automated tape libraries. In the past, Quantum has allocated quantities of tape drives among its customers. It is possible that Quantum will allocate again, and as a result, may be unable to meet our future SDLT tape drive requirements.

•	The Linear Tape Open standard was developed by an industry consortium consisting of IBM, Hewlett Packard and Seagate. LTO competes with 8mm and other half-inch tape drives and media. IBM and Hewlett Packard both sell automated tape libraries that utilize LTO tape drives and compete with our products. Therefore, even if we receive adequate allocation, it may be at a price that renders our products uncompetitive.

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

      Our focus on the distribution of our products through value added resellers poses the following risks:

•	we may reach fewer customers because we depend on value added resellers to market to end users and these value added resellers may fail to market effectively or fail to devote sufficient or effective sales, marketing and technical support to the sales of our products;

•	we may lose sales because many of our value added resellers sell products that compete with our products. These value added resellers may reduce their marketing efforts for our products in favor of products manufactured by our competitors;

•	our costs may increase as value added resellers generally require a higher level of customer support than do original equipment manufacturers; and

•	as the market for tape libraries matures, we expect that tape libraries designed for small and medium size businesses will not require the level of sales, marketing and technical support traditionally provided by value added resellers and, consequently, tape libraries for these customers will be increasingly sold through distribution channels rather than through value added resellers.

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

We depend upon the AIT tape format supplied by Sony Electronics Inc. for a large portion of our revenues. Should Sony abandon or fail to advance this tape format, future revenues or operating results could suffer.

      Sony Electronics Inc. is our sole supplier of AIT tape drives and tape media. If Sony should discontinue manufacturing AIT tape products or fail to advance AIT technology to keep pace with the industry trend of increasing tape capacity, our revenues or operating results could be significantly impacted.

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

      We normally ship products within a few days after orders are received. Consequently, we do not have significant order backlog and a large portion of our revenues in each quarter results from orders placed during that quarter. Because backlog can be an important indicator of future revenues, our lack of backlog makes it more difficult to forecast our future revenues. Since our operating expenses are relatively fixed in the short term, unexpected fluctuations in revenues could negatively impact our quarterly operating results.

If we fail to develop and introduce new tape libraries on a timely and cost-effective basis, or if our products do not contain the features required by the marketplace, we will eventually lose market share and sales to more innovative competitors.

      The market for our products is characterized by rapidly changing technology and evolving industry standards. The future success of Qualstar will depend on our ability to anticipate changes in technology, to develop new and enhanced products on a timely and cost-effective basis, and to introduce, manufacture and achieve market acceptance of these new and enhanced products. Our products are facing increasing competition from automated tape library products and likely will face competition from other types of storage devices that may be developed in the future.

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

We depend upon independent software vendors to provide software that integrates our libraries with computer operating systems.

      The utility of an automated tape library depends partly upon the storage management software, which supports the library and integrates it into the user’s computing environment to provide a complete storage solution. We do not develop and have no control over the development of this storage management software. Instead we rely on independent third party software vendors to develop and support this software. Accordingly, the continued development and future growth of the market for our products will depend partly upon the success of software vendors to meet the overall data storage and management needs of tape library purchasers and our ability to maintain relationships with these firms. Although we do not have contracts with any independent software vendors, we maintain relationships with them by:

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

      Our customers have 30 days from the date of purchase to return products that do not conform with the end-user’s specifications. We may otherwise allow product returns if we think that doing so maximizes the effectiveness of our sales channels and promotes our reputation for quality and service.

      Although we estimate and reserve for potential returns in our reported financial results, actual returns could exceed our estimates. If the number of returns exceeds our estimates, our financial results could be harmed for the periods during which returns are made.

We may spend money pursuing sales that do not occur when anticipated or at all.

      Original equipment manufacturer customers typically conduct significant evaluation, testing, implementation and acceptance procedures before they begin to market and sell new models of tape libraries. This evaluation process is lengthy and may range from six months to one year or more. This process is complex and may require significant sales, marketing, engineering and management resources on our part. The process becomes more complex as we simultaneously qualify our products with multiple customers or pursue large orders with a single customer. As a result, we may expend resources to develop customer relationships before we recognize any revenue from these relationships, if at all.

We sell a significant portion of our products to customers located outside of North America. Currency fluctuations and increased costs associated with international sales could make our products unaffordable in foreign markets, which would reduce our revenue or profitability.

      Revenues from shipments to customers outside North America accounted for approximately 26.9% in fiscal 2001, 32.2% in fiscal 2002, and 29.4% in fiscal 2003. We believe that international sales will continue to represent a significant portion of our revenues. Our foreign sales subject us to a number of risks, including:

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

      In recent years, there has been an increasing amount of litigation in the United States involving patents and other intellectual property rights. We currently are defending a lawsuit brought against us by Raytheon Company (“Raytheon”), which alleges that some of our tape library products infringe a patent owned by Raytheon. This lawsuit is described in Item 3 of this report. In the future, we may become subject to other claims or inquiries regarding our alleged unauthorized use of a third party’s intellectual property. An adverse outcome in litigation could force us to do one or more of the following:

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

      Qualstar leases all of the facilities used in our business. Our headquarters, manufacturing, and TLS and RLS engineering are located in a single building containing approximately 57,000 square feet located in Simi Valley, California. Our lease on this facility expires in February 2011, with an early termination option becoming available in February of 2007. Rent on this facility is $39,000 per month, with step-ups ranging from $2,400 to $2,800 per month every two years.

      Qualstar also leases approximately 4,300 square feet of office space in Boulder, Colorado, that houses our Advanced Development Group. The lease of the Boulder, Colorado facility expires in 2007. Additionally,

Qualstar maintains small sales offices in Kenyon, Rhode Island; San Diego, California; Atlanta, Georgia; Stafford Virginia; and Surrey, United Kingdom.

Item 3.	Legal Proceedings

      On January 10, 2003, Raytheon Company (“Raytheon”) filed a complaint in the United States District Court for the Eastern District of Texas alleging that Qualstar and eight other named defendants infringe a patent owned by Raytheon entitled “Mass Data Storage Library.” Raytheon filed an amended complaint on or about February 6, 2003, which includes an allegation that Qualstar’s tape libraries infringe Raytheon’s patent. The complaint seeks an injunction against all defendants and an unspecified amount of damages. Qualstar responded to the complaint on March 7, 2003 and denied Raytheon’s allegations of infringement. The parties are currently in the process of pre-trial discovery. A patent claims construction hearing is presently scheduled for January 14, 2004 and a trial is scheduled for June 7, 2004, both of which will be located in Marshall, Texas. Qualstar and our legal counsel continues to analyze Raytheon’s patent and available defenses to the claims of infringement. Based on this analysis, we believe that Raytheon’s claims against us are without merit and we intend to vigorously defend against this complaint. We do not believe the ultimate outcome of this matter will have a material impact on our financial position or results of operations.

      From time to time, we may be involved in other litigation or legal matters in the normal course of business. However, other than the Raytheon matter discussed above, there are currently no other material proceedings, pending or, to the knowledge of management, threatened against Qualstar.

Item 4.	Submission of Matters to a Vote of Shareholders

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2003.

MANAGEMENT

Executive Officers

      Officers are elected by and serve at the discretion of the board of directors. The executive officers of Qualstar as of September 26, 2003 are:

Name	Age	Position

William J. Gervais	60	Chief Executive Officer, President and Director
Richard A. Nelson	60	Vice President of Engineering, Secretary and Director
Thomas J. Studebaker	61	Vice President of Advanced Development
Frederic T. Boyer	59	Vice President and Chief Financial Officer
David L. Griffith	47	Vice President of Operations
Mark R. Gilmore	53	Vice President of Sales
Robert K. Covey	55	Vice President of Marketing

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

      Thomas J. Studebaker has been our Vice President of Advanced Development since April of 2002. From 1997 to 2002, Mr. Studebaker was Vice President of Engineering, Storage Automation & Solutions Division of Exabyte Corporation. From 1991 to 1997, Mr. Studebaker was Director of New Product Development for Exabyte Corporation. Mr. Studebaker acted as Packaging and Robotic Development Manager of Storage Technology Corporation from 1977 to 1991. In 1966, Mr. Studebaker received a B.S. in Mechanical Engineering from the University of Colorado. Mr. Studebaker received his Post Graduate Certificate from the U.S. Army Management Engineering Training Agency in 1966.

      Frederic T. Boyer has been our Vice President and Chief Financial Officer since October, 2002. Prior to joining us, Mr. Boyer was Vice President and Chief Financial Officer of Accelerated Networks from 1998 to 2001. From May 1997 to October 1998, Mr. Boyer was the Senior Vice President, Finance and Administration and Chief Financial Officer of Software Dynamics, Incorporated. From January 1996 to May 1997, Mr. Boyer was a consultant to several technology companies. From March 1990 to January 1996, Mr. Boyer was Vice President and Chief Financial Officer of Fibermux Corporation, a networking company later acquired by ADC Telecommunications. Mr. Boyer holds an M.B.A. from Loyola Marymount University, a B.S. in Accounting from California State University, Los Angeles, and a B.S. in Economics from California State Polytechnic University, Pomona.

      David L. Griffith, currently our Vice President of Operations, joined the company in October of 2001. From 1999 to 2001, Mr. Griffith served as the President and Chief Executive Officer of Stardrive Solutions Inc., a software solutions provider for the broadcast automation industry. From 1998 to 1999, Mr. Griffith was the Corporate Vice President of Business Development at Tandberg Data ASA where he was responsible for the development of worldwide business plans and corporate expansion activities. From 1994 to 1998, Mr. Griffith was the President and Chief Executive Officer of Tandberg Data, Inc. located in Simi Valley, California. From 1990 to 1994, Mr. Griffith was the Vice President of Sales and Marketing for Tandberg Data,

Inc. From 1987 to 1990, Mr. Griffith acted as Marketing Manager and Program Manager for the Memory Products Group of Siemens Information Systems. From 1985 to 1987, Mr. Griffith was Director of Disk Operations for Ibis Systems Inc. From 1982 to 1985, Mr. Griffith acted as a Principle Engineer for Ibis Systems Inc. Mr. Griffith received a degree in Mechanical Engineering from California State Polytechnic University in 1980.

      Mark R. Gilmore has been our Vice President of Sales since January of 2002. From August of 1974 through January of 2002, Mr. Gilmore held various positions in Sales, Marketing and Project Management on a global basis. Most recently Mr. Gilmore was the Worldwide General Manager of OEM Products for the Document Imaging Division and US National Sales Manager for Imagelink Archive Products. In 1985, Mr. Gilmore obtained an M.B.A. from Marquette University. In 1972, Mr. Gilmore graduated from Grove City College where he received a B.A. degree in Accounting.

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

      Qualstar commenced its initial public offering of common stock on June 23, 2000. Qualstar’s common stock is quoted on the Nasdaq Stock Market’s National Market (NASDAQ Symbol — QBAK). The following table sets forth the high and low closing sale prices of our common stock as reported by NASDAQ, during the periods indicated:

Period	Date Range	High	Low

Fiscal 2001:
First Quarter	July 1 – September 30, 2000	$13.50	$7.00
Second Quarter	October 1 – December 31, 2000	$14.75	$6.00
Third Quarter	January 1 – March 31, 2001	$9.13	$5.31
Fourth Quarter	April 1 – June 30, 2001	$8.00	$5.94
Fiscal 2002:
First Quarter	July 1 – September 30, 2001	$6.92	$4.45
Second Quarter	October 1 – December 31, 2001	$6.05	$4.37
Third Quarter	January 1 – March 31, 2002	$7.61	$5.94
Fourth Quarter	April 1 – June 30, 2002	$7.40	$5.58
Fiscal 2003:
First Quarter	July 1 – September 30, 2002	$6.21	$4.21
Second Quarter	October 1 – December 31, 2002	$5.78	$3.65
Third Quarter	January 1 – March 31, 2003	$5.51	$3.89
Fourth Quarter	April 1 – June 30, 2003	$6.25	$4.04

      There were approximately 54 owners of record of Qualstar’s common stock as of September 19, 2003.

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

	Years Ended June 30,

	1999	2000	2001	2002	2003

	(In thousands, expect per share amounts)
Statements of Income Data:
Net revenues	$29,698	$49,352	$51,572	$37,631	$33,557
Cost of goods sold	19,058	30,915	33,216	23,753	21,171

Gross profit	10,640	18,437	18,356	13,878	12,386

Operating expenses:
Research and development	925	1,027	1,279	2,136	3,994
Sales and marketing	1,941	2,643	3,399	3,048	3,834
General and administrative	1,267	2,057	3,301	5,222	4,428

Total operating expenses	4,133	5,727	7,979	10,406	12,256

Income from operations	6,507	12,710	10,377	3,472	130
Investment income	41	54	1,225	1,133	693
Impairment of investment	—	—	(1,050)	—	—

Income before income taxes	6,548	12,764	10,552	4,605	823
Provision for income taxes	2,562	4,968	3,824	1,845	274

Net income	$3,986	$7,796	$6,728	$2,760	$549

Earnings per share:
Basic	$0.60	$1.10	$0.54	$0.22	$0.04

Diluted	$0.42	$0.80	$0.53	$0.22	$0.04

Shares used to compute earnings per share:
Basic	6,629	7,119	12,372	12,475	12,579

Diluted	9,467	9,742	12,668	12,664	12,666

	June 30,

	1999	2000	2001	2002	2003

	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$2,134	$3,081	$11,509	$4,859	$6,236
Marketable securities	—	15,895	15,578	25,987	29,857
Working capital	11,205	33,620	43,382	46,507	47,191
Total assets	12,950	37,984	47,878	50,758	52,096
Total debt	—	—	—	—	—
Shareholders’ equity	11,640	35,032	44,689	47,973	48,868

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with our financial statements and notes thereto.

Overview

      We design, develop, manufacture and sell automated magnetic tape libraries used to store, retrieve and manage electronic data primarily in network computing environments. We offer tape libraries for multiple tape drive technologies, including those using Advanced Intelligent Tape (AIT), Super Advanced Intelligent Tape (SAIT), Super Digital Linear Tape (SDLT), and Linear Tape Open (LTO) tape drives and media.

      Many enterprises now routinely manage very large databases, in addition to storing information on local desktop computers. This, coupled with the growth in the amount of data from new sources and applications, is increasing the need for managing and storing data efficiently. Anticipating the increased demand for large libraries, we have developed a family of tape libraries over the last eight years spanning a broad range of tape formats, prices, capacity and performance. Our product mix has changed over the last six fiscal years as we introduced new products to address additional tape formats and changing customer preferences. For example, during fiscal year 2003, we introduced a new series of rack-mount libraries compatible with the popular LTO and SDLT technologies. Furthermore, we were the first manufacturer to introduce tape libraries compatible with the new SAIT technology. We expect our product mix to continue to evolve in the future in response to emerging tape technologies and changing customer preferences.

      We have developed a network of value added resellers who specialize in delivering storage solutions to end users that are installed complete and ready to operate. End users of our products range from small businesses requiring simple automated backup solutions to large organizations needing complex storage management solutions. We also sell our products to original equipment manufacturers who incorporate our products with theirs, which they typically sell as a complete system or solution. We assist our customers with marketing and technical support.

      Our international sales efforts are currently directed from our headquarters in Simi Valley, California. European sales are coordinated through our European sales office in the United Kingdom. We intend to continue to develop our international markets and create additional outlets for our products. All of our international sales are denominated in U.S. dollars. Revenues from customers outside of North America were $13.9 million, or 26.9% of revenues in fiscal 2001, $12.1 million, or 32.2% of revenues in fiscal 2002, and $9.8 million, or 29.4% of revenues in fiscal 2003.

      We also design, develop, manufacture and sell ultra small high-efficiency open-frame switching power supplies for original equipment manufacturers of telecommunications equipment, servers, routers, switches, RAID’s, and other processor based equipment. Our power supplies are sold under the N2Power brand name through outside sales representatives and distributors. Revenues in fiscal 2003 were not significant and totaled approximately $216,000.

      Net revenues include revenues from the sale of tape libraries, library tape drives, storage media, and ancillary products. Ancillary revenues include service, repair, and on-site service warranties, net of the cost of any third party service contracts, and 9-track tape drives, which we announced as end-of-life in fiscal year 2002, and power supplies. Automated tape libraries and related products, such as tape drives and tape media, represented approximately 89.3% of revenues in fiscal 2001, 82.9% of revenues in fiscal 2002, and 79.8% of revenues in fiscal 2003. Sales of services and other products accounted for the balance of our revenues.

      Gross margins depend on several factors, including the cost of manufacturing, product mix, customer demand and the level of competition. Larger tape libraries provide higher gross margins than do smaller tape libraries primarily because of strong customer demand and less competition. Our gross margins have benefited from a shift in demand towards our larger tape libraries. However, some customers of larger tape libraries desire significant quantities of tape media. Sales of large quantities of tape media partially offset the higher gross margins associated with sales of larger tape libraries because tape media provide significantly lower gross margins than tape libraries. From time to time, we have been unable to meet demand for tape media because of supply constraints. We may experience higher gross margins in quarters when sales of tape media decrease due to supply constraints and lower gross margins in quarters when sales of tape media increase due to greater availability. We expect that our market’s growth in revenues and attractive gross margins will encourage new competitors to enter our marketplace, which may affect our gross margins.

      Research and development activities include the design and development of new products, as well as enhancements to existing products. Our core group of engineers, located in Simi Valley, California, continues to work on new products and enhancements to our existing products. Our Advanced Development Group, located in Boulder, Colorado, will continue work on a new generation of automated tape libraries. We expect research and development expenses to hold steady or slightly increase in the next fiscal year as the Advanced Development Group, which was expanding its staff and level of activity during fiscal 2003, should be operating at its target level throughout fiscal 2004.

      We expect selling, general and administrative expenses to increase slightly in fiscal 2003, due to the increasing cost of employee benefits, the increasing costs of being a public company, and legal fees associated with our defense of the Raytheon lawsuit.

      We recorded deferred compensation of approximately $1.7 million in the third quarter of fiscal 2000, representing the difference between the exercise price of options and restricted stock awards granted to employees and directors during fiscal 2000 and the deemed fair value for accounting purposes of our common stock on the grant dates. Amortization of the deferred compensation was approximately $437,000 during fiscal 2001, $430,000 during fiscal 2002, and $301,000 in fiscal 2003, which was recorded as general and administrative expenses in the statements of income. Total deferred compensation amortization will be approximately $140,000 in fiscal 2004.

Results of Operations

      The following table reflects, as a percentage of net revenues, statements of income data for the periods indicated:

	Years Ended June 30,

	2001	2002	2003

Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	64.4	63.1	63.1

Gross margin	35.6	36.9	36.9
Operating expenses:
Research and development	2.5	5.7	11.9
Sales and marketing	6.6	8.1	11.4
General and administrative	6.4	13.9	13.2

Income from operations	20.1	9.2	0.4
Investment income	2.4	3.0	2.0
Impairment of investment	(2.0)	—	—

Income before provision for income taxes	20.5	12.2	2.4
Provision for income taxes	7.4	4.9	0.8

Net income	13.1%	7.3%	1.6%

Fiscal 2003 Compared to Fiscal 2002

      Net Revenues. Revenues are recognized upon shipment of the product to the customer, less estimated returns, for which provision is made at the time of the sale. Revenues for the year ended June 30, 2003 were $33.6 million, a decrease of 10.8% compared to net revenues of $37.6 million for the year ended June 30, 2002.

      The decrease in revenues was primarily due to an overall decline in the demand for our tape libraries using AIT tape technology and the significant decline in revenues from two of our largest customers. Revenues from our TLS tape library series are dominated by the AIT tape format. Due to competing factors in the marketplace, some customers migrated towards higher density tape formats, which were introduced in fiscal 2003, such as LTO2, rather than choosing AIT. Partially offsetting the decline in revenues from our AIT tape libraries, were revenues generated from the introduction of new models in the RLS Series of rack-mountable tape libraries.

      Revenues from tape libraries and related media decreased to $26.8 million, or 79.8% of revenues, in the year ended June 30, 2003 from $31.2 million, or 82.9% of revenues, in the year ended June 30, 2002. Selling prices of our libraries remained relatively stable during fiscal 2003. Average selling prices of library tape drives increased during fiscal 2003 due to a change in product mix. During the year, we sold more half-inch tape drives as a percentage of total tape drives sold. In general, half-inch tape drives are sold at a higher price than 8mm tape drives. Average selling prices of half-inch tape drives increased during the year due to the introduction of LTO2 tape format.

      Gross Profit. Gross profit was $12.4 million, or 36.9% of revenues, for the year ended June 30, 2003, compared to $13.9 million, or 36.9% of revenues, for fiscal 2002. Cost of goods sold consists primarily of direct labor, purchased parts, depreciation of plant and equipment, rent, utilities, and packaging costs. During fiscal year 2003, we were able to keep our margins stable.

      Research and Development. Research and development expenses consist of engineering salaries, benefits, purchased parts and supplies used in development activities. Research and development expenses for the year ended June 30, 2003 increased 87.0% to $4.0 million as compared to $2.1 million for the year ended June 30, 2002. This increase was due primarily to costs associated in bringing our new rack-mount libraries to market, the continuing operating activities of our Advanced Development Group in Boulder, Colorado, and to the development of higher watt power supplies. The Advanced Development Group was established in late fiscal 2002 to design and develop our next generation of tape libraries. During fiscal 2003, the Advance Development Group became fully staffed. We anticipate research and development costs to increase slightly in fiscal 2004.

      Sales and Marketing. Sales and marketing expenses consist primarily of employee salaries, benefits, sales commissions, trade show costs, advertising, technical support and travel related expenses. Sales and marketing expenses increased by 25.8% to $3.8 million, or 11.4% of revenues for the year ended June 30, 2003, as compared to $3.0 million, or 8.1% of revenues, for the year ended June 30, 2002. This increase was primarily due to higher advertising and promotional costs for the launch of the RLS product line and a decrease in marketing development funds from our key suppliers.

      General and Administrative. General and administrative expenses include employee salaries and benefits, deferred compensation related to stock options and restricted stock awards, provision for doubtful accounts, and professional service fees. General and administrative expenses decreased to $4.4 million for fiscal 2003 as compared to $5.2 million for fiscal 2002. As a percentage of revenues, general and administrative expenses decreased to 13.2% for the year ended June 30, 2003 as compared to 13.9% for the year ended June 30, 2002. The decrease in general and administrative expenses was due primarily to the fact that fiscal 2002 included an increase in the reserve for doubtful accounts of $1.6 million, while no similar reserve was established in fiscal 2003. Partially offsetting the decrease in general and administrative expenses were higher expenses for professional services and legal fees associated with our defense of the Raytheon lawsuit.

      Investment income. Investment income decreased to $693,000 in the year ended June 30, 2003 as compared to $1.1 million in the year ended June 30, 2002. This decrease was due primarily to an overall shift in our investment strategy, which places more emphasis on principal preservation than it does on income generation. In addition to this, the economy continues to experience low interest rates, which has had a negative impact on our portfolio’s overall performance.

      Provision for Income Taxes. The provision for income taxes was $274,000, or 33.3% of pre-tax income, for fiscal 2003 compared to $1.8 million, or 40.1% of pre-tax income, for fiscal 2002. The decrease in the percentage of the provision for income taxes to pre-tax income was primarily due to allocation changes made to our investment portfolio to be more heavily weighted towards non-taxable investment income.

Fiscal 2002 Compared to Fiscal 2001

      Net Revenues. Revenues are recognized upon shipment of the product to the customer, less estimated returns, for which provision is made at the time of the sale. Revenues for the year ended June 30, 2002 were $37.6 million, a decrease of 27.0% compared to net revenues of $51.6 million for the year ended June 30, 2001. The decrease in revenues was primarily due to an overall decline in the market for tape libraries and the decline of revenue from two major customers. Revenues from tape libraries and related media decreased to $31.2 million, or 82.9% of revenues, in the year ended June 30, 2002 from $46.0 million, or 89.3% of revenues, in the year ended June 30, 2001. Selling prices of our libraries remained relatively stable during fiscal 2002. However, selling prices of 8mm library tape drives declined during fiscal 2002, whereas half-inch library tape drives increased in overall selling price. The decline in selling prices of 8mm tape drives was attributable to reduced costs for these drives from our suppliers, which were passed through to our customers in the form of lower selling prices. Half-inch library tape drives increased in selling price due to introduction of the new, more expensive LTO and SDLT tape drives.

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

      General and Administrative. General and administrative expenses include employee salaries and benefits, deferred compensation related to stock options and restricted stock awards, provision for doubtful accounts, and professional service fees. General and administrative expenses increased to $5.2 million for fiscal 2002 as compared to $3.3 million for fiscal 2001. As a percentage of revenue, general and administrative expenses increased to 13.9% for the year ended June 30, 2002 as compared to 6.4% for the year ended June 30, 2001. The increase in general and administrative expenses was caused primarily by an increase in our allowance for doubtful accounts of approximately $1.6 million primarily reflecting a single, insolvent customer.

      Investment income. Investment income decreased to $1.1 million in the year ended June 30, 2002 as compared to $1.2 in the year ended June 30, 2001. This decrease was due to primarily to a poor performing economy in which overall interest rates were low partially offset by an increase in funds available for investment.

      Provision for Income Taxes. The provision for income taxes was $1.8 million, or 40.1% of pre-tax income, for fiscal 2002 compared to $3.8 million, or 36.2% of pre-tax income, for fiscal 2001. The increase in the percentage of the provision for income taxes to pre-tax income was primarily due to a higher than anticipated state apportionment factor for California income taxes.

Liquidity and Capital Resources

      Historically, we have funded our capital requirements with cash provided by operations. Cash provided by operating activities were $6.6 million in fiscal 2001, $4.1 million in fiscal 2002, and $6.0 million in fiscal 2003. In fiscal 2001 and 2002, operating cash was provided primarily by net income. In fiscal 2003, operating cash was primarily provided by reductions in accounts receivable and inventory. In fiscal 2001, cash flow from operating activities was primarily used to fund increases in inventories and the purchase of marketable securities. In fiscal 2002 and 2003, cash flow from operating activities was primarily used to purchase marketable securities.

      Cash used in investing activities was $609,000 in fiscal 2001, $11.0 million in fiscal 2002, and $4.7 million in fiscal 2003. Cash used in investing activities for fiscal 2001, 2002, and 2003 related primarily to purchases of marketable securities as well as equipment and leasehold improvements.

      On July 11, 2002, we purchased the assets and intellectual property of N2Power, Incorporated, a privately held company that designs and produces small and efficient open-frame switching power supplies. In consideration for the assets and intellectual properties, we paid $250,000, in cash, and incurred additional acquisition costs of $38,000.

      Our contractual obligations as of June 30, 2003 are as follows (in thousands):

	Due in	Due in 2005	Due in 2007	Due
	2004	and 2006	and 2008	Thereafter	Total

Operating lease obligations	$549	$1,143	$1,144	$1,499	$4,335

Total	$549	$1,143	$1,144	$1,499	$4,335

      As of June 30, 2003, we had $6.2 million in cash and cash equivalents and $29.9 million in marketable securities. We believe that our existing cash and cash equivalents and anticipated cash flows from our operating activities, plus funds available from the sale of our marketable securities, will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. We may utilize cash to invest in businesses, products or technologies that we believe are strategic. We regularly evaluate other companies and technologies for possible investment by us. In addition, we have made and expect to make investments in companies with whom we have identified potential synergies. However, we have no present commitments or agreements with respect to any material acquisition of other businesses or technologies.

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

      Revenue is recognized upon shipment of products to our customers. Title and risk of loss transfer to the customer when the product leaves our shipping dock in Simi Valley, California. In general, these customers are allowed to return the product, free of penalty, within 30 days of shipment if the product does not meet the required specifications. After 30 days, customers generally are not allowed to return product to us without a restocking fee. We record an allowance for estimated sales returns based on past experience and current knowledge of our customer base. Our experience has been such that only a very small percentage of libraries are ever returned. Should our experience change, however, we may require additional allowances for sales returns.

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

Item 7A.     Qualitative and Quantitative Disclosures about Market Risk

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

Item 8.	Financial Statements and Supplementary Data

      See Index to Financial Statements at page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.	Controls and Procedures

      We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of Qualstar’s disclosure controls and procedures as of June 30, 2003, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were adequate to ensure that information required to be disclosed in this report is recorded, processed, summarized and reported in a timely basis.

PART III

      The information called for by Items 10, 11, 12 and 13 of Part III of Form 10-K (except information as to Qualstar’s executive officers, which information follows Item 4 in Part I of this Report) will be included in Qualstar’s Proxy Statement which management intends to file with the Securities and Exchange Commission within 120 days after the close of its fiscal year ended June 30, 2003, and is hereby incorporated by reference to such Proxy Statement.

Item 14.	Principal Accountant Fees and Services

      The disclosure requirements of this Item are not applicable to Qualstar until the Annual Report on Form 10-K for the fiscal year ending June 30, 2004.

PART IV

Item 15.	Exhibits, Financials Statement Schedules and Reports on Form 8-K

      (a)(1) The following documents are filed as part of this Report:

Consolidated Financial Statements-See Index to Financial Statements in Item 8 commencing at F-1 of this Report.

      (2) Supplemental Schedule:

Schedule II — Valuation and Qualifying Accounts; Allowance for Doubtful Accounts

All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

      (b) Reports on Form 8-K. On May 1, 2003, Qualstar filed a report on Form 8-K to furnish information pursuant to Item 12 relating to Qualstar’s results of operations for the fiscal third quarter and nine months ended March 31, 2003.

      (c) Exhibits:

Exhibit
No.		Description

3	.1(1)	Restated Articles of Incorporation.
3	.2(1)	Amended and Restated Bylaws.
10	.1(1)*	1998 Stock Incentive Plan, as amended and restated.
10	.2(1)	Form of Indemnification Agreement.
10	.3(2)	Lease agreement between Strategic Performance Fund-II, Inc. and Qualstar Corporation, dated September 20, 2000.
21.1		Subsidiaries of Qualstar Corporation
23.1		Consent of Ernst & Young LLP, Independent Auditors.
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the designated exhibits to Qualstar’s registration statement on Form S-1 (Commission File No. 333-96009), declared effective by the Commission on June 22, 2000.

(2)	Incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

*	Each of these exhibits constitutes a management contract, compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of this report.

Item 8.     Financial Statements and Supplementary Data

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders of

Qualstar Corporation

      We have audited the accompanying consolidated balance sheets of Qualstar Corporation as of June 30, 2002 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2003. Our audits also included the financial statement schedule listed at the index in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Qualstar Corporation at June 30, 2002 and 2003, and the consolidated results of its operations and its cash flows for the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ ERNST & YOUNG LLP

Woodland Hills, California

August 13, 2003

QUALSTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,

	2002	2003

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$4,859	$6,236
Marketable securities	25,986	29,857
Accounts receivable, net of allowances of $2,100 in 2002 and $260 in 2003.	6,695	4,535
Inventories	9,652	7,091
Prepaid expenses and other current assets	355	234
Prepaid income taxes	148	1,336
Deferred income taxes	1,501	939

Total current assets	49,196	50,228

Property and equipment, net	1,324	1,557
Other assets	238	311

Total assets	$50,758	$52,096

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,590	$1,136
Accrued payroll and related liabilities	308	432
Other accrued liabilities	693	1,469
Income taxes payable	98	—

Total current liabilities	2,689	3,037

Deferred income taxes	96	191
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized, 12,656 and 12,640 shares issued and outstanding as of June 30, 2002 and 2003, respectively	20,751	20,366
Deferred compensation	(631)	(140)
Notes from directors	(387)	(156)
Accumulated other comprehensive income(loss)	(31)	(22)
Retained earnings	28,271	28,820

Total shareholders’ equity	47,973	48,868

Total liabilities and shareholders’ equity	$50,758	$52,096

See accompanying notes

QUALSTAR CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended June 30,

	2001	2002	2003

	(In thousands, except
	per share amounts)
Net revenues	$51,572	$37,631	$33,557
Cost of goods sold	33,216	23,753	21,171

Gross profit	18,356	13,878	12,386

Operating expenses:
Research and development	1,279	2,136	3,994
Sales and marketing	3,399	3,048	3,834
General and administrative	3,301	5,222	4,428

Total operating expenses	7,979	10,406	12,256

Income from operations	10,377	3,472	130
Investment income	1,225	1,133	693
Impairment of investment	(1,050)	—	—

Income before provision for income taxes	10,552	4,605	823
Provision for income taxes	3,824	1,845	274

Net income	$6,728	$2,760	$549

Earnings per share:
Basic	$0.54	$0.22	$0.04

Diluted	$0.53	$0.22	$0.04

Shares used to compute earnings per share:
Basic	12,372	12,475	12,579

Diluted	12,668	12,664	12,666

See accompanying notes

QUALSTAR CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
					Other
	Common Stock			Notes	Comprehensive
			Deferred	From	Income	Retained
	Shares	Amount	Compensation	Directors	(Loss)	Earnings	Total

	(In thousands)
Balances at July 1, 2000	12,164	$18,400	$(1,534)	$(617)	—	$18,783	$35,032

Exercise of stock options	62	43	—	—	—	—	43
Issuance of common stock	375	2,284	—	—	—	—	2,284
Amortization of deferred compensation	—	—	437	—	—	—	437
Forfeiture of unvested stock options	—	(36)	36	—	—	—	—
Accrued interest on directors’ notes	—	—	—	(35)	—	—	(35)
Principal payments on directors’ notes	—	—	—	140	—	—	140
Comprehensive income:
Net income	—	—	—	—	—	6,728	6,728
Unrealized gains on investments	—	—	—	—	$60	—	60

Comprehensive income							6,788

Balances at June 30, 2001	12,601	20,691	(1,061)	(512)	60	25,511	44,689

Exercise of stock options	55	35	—	—	—	—	35
Amortization of deferred compensation	—	—	430	—	—	—	430
Settlement of IPO expenses	—	25	—	—	—	—	25
Accrued interest on directors’ notes	—	—	—	(27)	—	—	(27)
Principal payments on directors’ notes	—	—	—	152	—	—	152
Comprehensive income:
Net income	—	—	—	—	—	2,760	2,760
Unrealized losses on investments	—	—	—	—	(91)	—	(91)

Comprehensive income							2,669

Balances at June 30, 2002	12,656	20,751	(631)	(387)	(31)	28,271	47,973

Exercise of stock options	60	149	—	—	—	—	149
Forfeiture of unvested stock options	—	(190)	190	—	—	—	—
Retirement of shares pursuant to stock repurchase	(76)	(344)	—	—	—	—	(344)
Amortization of deferred compensation	—	—	301	—	—	—	301
Accrued interest on directors’ notes	—	—	—	(17)	—	—	(17)
Principal and interest payments on directors’ notes	—	—	—	248	—	—	248
Comprehensive income:
Net income	—	—	—	—	—	549	549
Unrealized gains on investments	—	—	—	—	9	—	9

Comprehensive income							558

Balances at June 30, 2003	12,640	$20,366	$(140)	$(156)	$(22)	$28,820	$48,868

See accompanying notes

QUALSTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,

	2001	2002	2003

	(In thousands)
OPERATING ACTIVITIES:
Net income	$6,728	$2,760	$549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	237	272	380
Deferred income taxes	(344)	(469)	657
Provision for bad debts and returns	118	1,679	(53)
Amortization of deferred compensation	437	430	301
Impairment of investment	1,050	—	—
Accrued interest on directors’ notes	(35)	(27)	(17)
Changes in operating assets and liabilities:
Accounts receivable	779	(1,995)	2,213
Inventories	(1,975)	980	2,609
Prepaid expenses and other assets	(455)	93	236
Prepaid income taxes and income taxes payable	(162)	877	(1,167)
Accounts payable	33	(784)	(454)
Accrued payroll and related liabilities	(166)	81	124
Other accrued liabilities	325	235	657

Net cash provided by operating activities	6,570	4,132	6,035
INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements	(986)	(470)	(561)
Purchases of marketable securities	(7,232)	(19,435)	(34,375)
Proceeds from the sale of marketable securities	7,609	8,936	30,513
Purchase of assets of N2 Power, Incorporated	—	—	(288)

Net cash used in investing activities	(609)	(10,969)	(4,711)
FINANCING ACTIVITIES:
Principal and interest payments on directors’ notes	140	152	248
Proceeds from issuance of common stock, net of offering costs	2,284	—	—
Proceeds from exercise of stock options	43	35	149
Repurchase of common stock	—	—	(344)

Net cash provided by financing activities	2,467	187	53
NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	8,428	(6,650)	1,377
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,081	11,509	4,859

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,509	$4,859	6,236

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$4,330	$1,436	$904

See accompanying notes

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

Business

      Qualstar Corporation (“Qualstar”) was incorporated in California in 1984 to develop and manufacture IBM compatible 9-track reel-to-reel tape drives for the personal computer and workstation marketplaces. Since 1995, Qualstar has focused its efforts on designing, developing, manufacturing and selling automated magnetic tape libraries used to store, retrieve and manage electronic data primarily in the network computing environment. Tape libraries consist of high-performance cartridge tape drives, storage arrays of tape cartridges and robotics to move the tape cartridges from their storage locations to the tape drives under software control. Qualstar’s libraries provide storage solutions for organizations requiring backup, recovery, and archival storage of critical electronic information. Qualstar’s tape libraries are compatible with commonly used network operating systems, including UNIX, Windows NT, NetWare, and Linux and a wide range of storage management software. Qualstar offers tape libraries for multiple tape drive technologies, including those using Linear Tape Open, Advanced Intelligent Tape, Super Digital Linear Tape, and Super Advanced Intelligent Tape.

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

      Revenue to customers outside of North America represented 26.9% of net revenues in 2001, 32.2% of net revenues in 2002 and 29.4% of revenues in 2003. Revenues from Qualstar’s two largest customers were 29.2%, 17.6%, and 15.4% for the years ended June 30, 2001, 2002, and 2003, respectively. At June 30, 2002 and 2003, the two largest customer’s accounts receivable, net of specific allowances, totaled 8.5% and 30.1% of total accounts receivable, respectively.

Marketable Securities

      Marketable securities consist primarily of high-quality U.S. corporate securities and U.S. federal government and state government debt securities. These securities are classified in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities which Qualstar has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. All of Qualstar’s marketable securities were classified as available-for-sale at June 30, 2002 and 2003.

      Available-for-sale securities are recorded at market value. Unrealized holding gains and losses, net of the related income tax effect, on available-for-sale securities are excluded from earnings and are reported as a

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Suppliers

      Sales and costs of goods sold related to products purchased from one supplier totaled approximately 77.1% and 71.6%, respectively, of total sales and cost of goods sold for the year ended June 30, 2001. Sales and costs of goods sold related to products purchased from one large supplier totaled approximately 65.3% and 54.2%, respectively, of total sales and cost of goods sold for the year ended June 30, 2002. Sales and costs of goods sold related to products purchased from one supplier totaled approximately 56.2% and 57.3%, respectively, of total sales and cost of goods sold for the year ended June 30, 2003.

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

      During the fourth quarter of fiscal year 2001, management determined the carrying value of the investment in Chaparral exceeded its net realizable value as a result of rapid changes in technology and the availability of capital for further development of Chaparral’s family of products. Accordingly, management determined an allowance in the amount of $1,050,000 was necessary to reduce the carrying value of the investment in Chaparral to its estimated net realizable value. The related charge is included in the statement of income as an impairment of investment.

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

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated returns is made based on known claims and estimates of additional returns based on historical data. Revenues from technical support services and other services are recognized at the time the services are performed.

Shipping and Handling Costs

      Qualstar generally records all charges for outbound shipping and handling as revenue. All inbound shipping and fulfillment costs are classified as costs of goods sold.

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

      In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others,” which clarifies the requirements of Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies,” relating to a guarantor’s accounting for and disclosures for certain guarantees. FIN 45 requires enhanced disclosures, among other things, for certain guarantees, including warranty accruals. Qualstar does not issue third party guarantees, as defined, and therefore only the disclosure provisions of FIN 45 apply. Qualstar adopted FIN 45 for the year ended June 30, 2003, and the adoption has had no impact on Qualstar’s financial position or results of operations. Additional disclosures have not been provided as the Company’s warranty accrual and warranty expense is not material in any of the periods presented.

Research and Development

      All research and development costs are charged to expense as incurred. These costs consist primarily of engineering salaries, outside consultant fees, prototype materials and applicable overhead expenses of personnel directly involved in the design and development of new products.

Advertising

      Qualstar expenses all costs of advertising and promotion as incurred. Advertising and promotion expenses for the years ended June 30, 2001, 2002 and 2003 were $426,000, $211,000, and $984,000, respectively.

Accounting for Stock Based Compensation

      Employee stock options are accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as amended and interpreted, which requires the recognition of expense when the option price is less than the fair value of the stock at the date of grant. Qualstar generally awards options for a fixed number of shares at an option price equal to the fair value at the date of grant. Qualstar has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123).

Income Taxes

      Income taxes are accounted for using the liability method in accordance with SFAS 109, “Accounting for Income Taxes.” Under this method, deferred tax liabilities and assets are recognized for the expected future

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The following table sets forth the calculation for basic and diluted earnings per share for the periods indicated:

	Year Ended June 30,

	2001	2002	2003

	(In thousands)
Earnings:
Net income	$6,728	$2,760	$549

Shares:
Weighted average shares for basic earnings per share	12,372	12,475	12,579
Stock options	296	189	87

Weighted average shares for diluted earnings per share	12,668	12,664	12,666

Shares issuable under stock options of 68,000, 68,000 and 152,000 for the years ended June 30, 2001, 2002 and 2003, respectively, have been excluded from the computation of diluted earnings per share because the effect would be antidilutive.

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

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassification

      Certain prior year amounts have been reclassified to conform to the current year presentation.

2.     Inventories

      Inventories consist of the following (in thousands):

	June 30,

	2002	2003

Raw materials	$7,980	$6,454
Finished goods	1,672	637

	$9,652	$7,091

3.     Property and Equipment

      The components of property and equipment are as follows (in thousands):

	June 30,

	2002	2003

Leasehold improvements	$541	$541
Furniture and fixtures	907	890
Machinery and equipment	2,050	2,276

	3,498	3,707
Less accumulated depreciation and amortization	(2,174)	(2,150)

	$1,324	$1,557

4.     Income Taxes

      The provision for income taxes is comprised of the following (in thousands):

	Year Ended June 30,

	2001	2002	2003

Current:
Federal	$3,414	$1,775	$(332)
State	754	539	(51)

	4,168	2,314	(383)
Deferred:
Federal	(256)	(391)	579
State	(88)	(78)	78

	(344)	(469)	657

	$3,824	$1,845	$274

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a reconciliation of the statutory federal income tax rate to Qualstar’s effective income tax rate:

	Year Ended June 30,

	2001	2002	2003

Statutory federal income tax expense	34.0%	34.0%	34.0%
State income taxes, net of federal income tax benefit	4.3	4.5	2.6
Other	(2.1)	1.6	(3.3)

	36.2%	40.1%	33.3%

      The tax effect of temporary differences resulted in deferred income tax assets (liabilities) as follows (in thousands):

	June 30,

	2002	2003

Deferred tax assets:
Allowance for bad debts and returns	$861	$107
Inventory reserves	—	130
Reserve for Chaparral investment	430	430
Capitalized inventory costs	31	32
State income taxes	140	—
Other accruals	39	240

Total deferred tax assets	1,501	939
Deferred tax liability:
Depreciation	(96)	(191)

	$1,405	$748

      No valuation reserve was established at June 30, 2002 and 2003, based on the Company’s expectations to be able to realize the benefit from the deferred tax assets.

5.     Preferred Stock

      Qualstar’s capital structure allows for the Board of Directors to authorize 5,000,000 shares of preferred stock. The Board of Directors has authority to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares of preferred stock without any future vote or action by the shareholders. At June 30, 2002 and 2003, there were no outstanding shares of preferred stock.

6.     Stock Option Plans

      Qualstar adopted a stock option plan in 1998 (1998 Stock Incentive Plan) under which incentive and nonqualified stock options could be granted for an aggregate of no more than 270,000 shares of common stock. During fiscal 2000, Qualstar amended and restated the 1998 stock option plan to increase the pool of options and shares of restricted stock that could be granted for an aggregate of no more than 1,215,000 shares of common stock. Under the terms of the plan, options could be issued at an exercise price of not less than 100% of the fair market value of common stock as determined by the board of directors (or board appointed administrator) on the date of grant. If an incentive stock option is granted to an individual owning more than 10% of the total combined voting power of all stock, the exercise price of the option may not be less than 110% of the fair market value of the underlying shares on the date of grant. Options are exercisable in annual

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

installments and terminate as specified in each option agreement, but terminate no later than ten years after the date of grant.

      The following table summarizes all stock option activity (in thousands, except per share amounts):

			Weighted
	Stock	Exercise Price	Average
	Options	Per Share	Exercise Price

Outstanding at July 1, 2000	286	$0.22 - $2.78	$1.60
Granted	84	9.38	9.38
Exercised	(62)	0.22 - 2.78	0.68
Cancelled	(52)	0.56 - 9.38	3.46

Outstanding at June 30, 2001	256	0.22 - 9.38	4.00
Granted	248	4.37 - 5.94	5.21
Exercised	(55)	0.22 - 2.78	0.63
Cancelled	(8)	2.78	2.78

Outstanding at June 30, 2002	441	0.56 - 9.38	5.12
Granted	167	4.23 - 4.89	4.29
Exercised	(60)	0.56 - 2.78	2.48
Cancelled	(68)	2.78 - 9.38	4.33

Outstanding at June 30, 2003	480	$2.78 - $9.38	$5.27

				Options Exercisable
	Options Outstanding at June 30, 2003			at June 30, 2003

			Weighted		Weighted
	Number of	Weighted Average	Average	Number of	Average
	Shares	Remaining	Exercise	Shares	Exercise
Exercise Price Range	Outstanding	Contractual Life	Price	Exercisable	Price

$2.78	14	6.5	$2.78	10	$2.78
$4.23 - 5.94	414	8.8	$5.21	62	$4.84
$9.38	52	7.1	$9.38	34	$9.38

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

      Upon issuance of the restricted stock and granting of stock options in January 2000, Qualstar recorded a deferred compensation charge of $1.7 million related to both the option and restricted stock awards for the difference between the exercise price and the deemed fair market value for accounting purposes on the date of the grant. The deferred compensation recorded is being amortized over the four-year vesting period, which resulted in compensation expense of $437,000 in fiscal 2001, $430,000 in fiscal 2002, and $301,000 in fiscal 2003. During the years ended June 30, 2001 and 2003, approximately 36,000 and 52,000, respectively, of unvested stock options related to these grants were forfeited. The forfeitures resulted in a decrease in common stock paid-in-capital and deferred compensation of $36,000 and $190,000 during the years ended June 30, 2001 and 2003, respectively.

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Fiscal Year Ended June 30,

	2001	2002	2003

Net income as reported	$6,728	$2,760	$549
Stock-based employee compensation cost included in reported net income	437	430	301
Pro forma stock-based employee compensation cost under SFAS 123.	(558)	(590)	(591)

Pro forma net income	$6,607	$2,600	$259

Earnings per share:
Basic — as reported	$0.54	$0.22	$0.04

Basic — pro forma	$0.53	$0.21	$0.02

Diluted — as reported	$0.53	$0.22	$0.04

Diluted — pro forma	$0.52	$0.21	$0.02

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting periods. The pro forma effect on net income for 2001, 2002 and 2003 is not representative of the pro forma effect on net income or loss in future years because compensation expense in future years will reflect the amortization of a larger number of stock options granted in several succeeding years.

      In computing the pro forma compensation expense under SFAS 123, a weighted-average fair value of $5.88 for 2001, $1.97 for 2002, and $4.29 for 2003 stock option grants was estimated at the date of grant using the minimum value option pricing model before Qualstar’s initial public offering and the Black Scholes model afterward with the following assumptions:

	2001	2002	2003

Expected dividend yield	0%	0%	0%
Risk-free interest rate	6.5%	4.5%	2.7%
Expected life of options	5 years	5 years	5 years
Volatility	69.0%	38.0%	54.0%

7.     Purchase of N2 Power

      On July 11, 2002, Qualstar acquired the assets and intellectual properties of N2Power, Incorporated, a privately held company which designs and produces small and efficient open-frame switching power supplies. The consideration for this acquisition amounted to $250,000 plus acquisition expenses of $38,000. The purchase price was primarily allocated to a patent, in the amount of $240,000, which is being amortized over 5 years. The accompanying consolidated financial statements include the operations of N2Power from the date of acquisition. At June 30, 2003, accumulated amortization of the patent was $48,000. Amortization expense for the year ended June 30, 2003 was $48,000. Amortization expense is estimated to be $48,000 in each of fiscal years 2004, 2005, 2006, and 2007.

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Future minimum lease payments under these leases are as follows:

Minimum
Year Ending	Lease Payment

2004	$549,000
2005	562,000
2006	581,000
2007	590,000
2008	554,000
Thereafter	1,499,000

$4,335,000

      Rent expense (including equipment rental) for the years ended June 30, 2001, 2002, and 2003, was $366,000, $594,000, and $589,000 respectively.

9.     Legal Proceedings

      On January 10, 2003, Raytheon Company (“Raytheon”) filed a complaint in the United States District Court for the Eastern District of Texas alleging that Qualstar and eight other named defendants infringe a patent owned by Raytheon entitled “Mass Data Storage Library.” Raytheon filed an amended complaint on or about February 6, 2003, which includes an allegation that Qualstar’s tape libraries infringe Raytheon’s patent. The complaint seeks an injunction against all defendants and an unspecified amount of damages. Qualstar responded to the complaint on March 7, 2003 and denied Raytheon’s allegations of infringement. The parties are currently engaged in pre-trial discovery. A patent claims construction hearing is presently scheduled for January 14, 2004 and a trial is scheduled for June 7, 2004, both of which will be located in Marshall, Texas. Qualstar and its legal counsel continue to analyze Raytheon’s patent and available defenses to the claims of infringement. Based on this analysis, Qualstar believes that Raytheon’s claims against Qualstar are without merit and Qualstar intends to vigorously defend against this complaint. Management does not believe the ultimate outcome of this matter will have a material effect on Qualstar’s financial position or results of operations.

      Qualstar may be involved in other litigation or legal matters from time to time in the normal course of business. However, other than the Raytheon matter discussed above, there are currently no other material proceedings, pending or, to the knowledge of management, threatened against Qualstar.

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Geographic Information

      Information regarding revenues attributable to the Qualstar’s primary geographic operating regions is as follows (in thousands):

	Year Ended June 30,

	2001	2002	2003

Revenues:
North America	$37,700	$25,550	$23,678
Europe	9,850	9,811	7,349
Asia	3,754	1,758	1,837
Other	268	512	693

	$51,572	$37,631	$33,557

      The geographic classification of revenues is based upon the location to which the product is shipped. Qualstar does not have any significant long-lived assets outside of the United States.

11.     Benefit Plans

      Qualstar has a voluntary deferred compensation plan (the Plan) qualifying for treatment under Internal Revenue Code Section 401(k). All employees are eligible to participate in the Plan following 90 days of employment and may contribute up to 25% of their compensation. Qualstar, at the discretion of management, may make matching contributions in an amount equal to 25% of the first 6% of compensation contributed by eligible participants. Qualstar’s contributions under the Plan totaled $44,000, $51,000, and $58,000 for the years ended June 30, 2001, 2002, and 2003 respectively.

12.     Related Party Transactions

      Qualstar’s outside counsel became a member of its board of directors, in January 2000. During the year ended June 30, 2001, Qualstar paid $175,000 to the law firm in which the director is a shareholder, of which $70,000 related to the initial public offering with the remainder for general business purposes. During the year ended June 30, 2002, Qualstar paid $132,000 for general business purposes to the law firm in which the director is a shareholder. During the year ended June 20, 2003, Qualstar paid $149,000 for general business purposes to the law firm in which the director is a shareholder.

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.     Quarterly Results of Operations (unaudited)

	Three Months Ended

	September 30,	December 31,	March 31,	June 30,

	(In thousands, except per share amounts)
Fiscal 2002:
Net sales	$8,797	$10,031	$8,603	$10,200
Gross profit	3,330	3,798	3,191	3,559
Net income(loss)	1,167	1,208	695	(310)
Net earnings(loss) per share:
Basic	$0.09	$0.10	$0.06	$(0.02)
Diluted	0.09	0.10	0.05	(0.02)
Fiscal 2003:
Net sales	$8,792	$8,408	$8,189	$8,168
Gross profit	3,178	3,148	3,104	2,956
Net income(loss)	502	79	11	(43)
Net earnings(loss) per share:
Basic	$0.04	$0.01	$0.00	$0.00
Diluted	0.04	0.01	0.00	0.00

SCHEDULE II

QUALSTAR CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS
For the Years Ended June 30, 2001, 2002, and 2003

Column A	Column B	Column C		Column D	Column E

	Balance at	Charged to	Charged		Balance at
	Beginning	Costs and	to Other		End of
Description	of Period	Expenses	Accounts	Deductions(1)	Period

Year Ended June 30, 2001	$470,000	$118,000	$—	$118,000	$470,000
Year Ended June 30, 2002	$470,000	$1,679,000	$—	$49,000	$2,100,000
Year Ended June 30, 2003	$2,100,000	$(53,000)	$—	$1,787,000	$260,000

(1)	Uncollectible accounts written off, net of recoveries.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALSTAR CORPORATION

By:	/s/ WILLIAM J. GERVAIS

William J. Gervais
Chief Executive Officer and President

Date: September 26, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM J. GERVAIS William J. Gervais	Chief Executive Officer, President and Director (principal executive officer)	September 26, 2003

/s/ RICHARD A. NELSON Richard A. Nelson	Vice President, Engineering Secretary and Director	September 26, 2003

/s/ FREDERIC T. BOYER Frederic T. Boyer	Vice President and Chief Financial Officer (principal financial and accounting officer)	September 26, 2003

/s/ BRUCE E. GLADSTONE Bruce E. Gladstone	Director	September 26, 2003

/s/ TRUDE C. TAYLOR Trude C. Taylor	Director	September 26, 2003

/s/ ROBERT E. RICH Robert E. Rich	Director	September 26, 2003

/s/ ROBERT T. WEBBER Robert T. Webber	Director	September 26, 2003

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Restated Articles of Incorporation.
3.2(1)	Amended and Restated Bylaws.
10.1(1)*	1998 Stock Incentive Plan, as amended and restated.
10.2(1)	Form of Indemnification Agreement.
10.3(2)	Lease agreement between Strategic Performance Fund-II, Inc. and Qualstar Corporation, dated September 20, 2000.
21.1	Subsidiaries of Qualstar Corporation
23.1	Consent of Ernst & Young LLP, Independent Auditors.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the designated exhibits to Qualstar’s registration statement on Form S-1 (Commission File No. 333-96009), declared effective by the Commission on June 22, 2000.

(2)	Incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

*	Each of these exhibits constitutes a management contract, compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of this report.