Form 10-K/A
period 2003-06-30
QUALSTAR CORP
filed 2003-10-28
CIK 758938

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OF 1934 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the fiscal year ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Common Stock, without par value

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

     Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [   ] No [ X ].

     As of September 24, 2003, the aggregate market value of the common equity held by non-affiliates of the registrant was approximately $37,091,000.

     The total number of shares of common stock outstanding at September 24, 2003 was 12,639,609.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding executive officers of the Company is included in Part I of this report under the heading “Management.” Information regarding the directors of the Company is set forth below.

Name	Age	Position

William J. Gervais	60	Chief Executive Officer, President and Director

Richard A. Nelson	60	Vice President – Engineering, Secretary and Director

Bruce E. Gladstone	68	Director

Robert E. Rich	53	Director

Trude C. Taylor	81	Director

Robert T. Webber	62	Director

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

     Bruce E. Gladstone has been a director of Qualstar since 1994. From April 2000 until March 2003, Mr. Gladstone served as Executive Vice President of 2KSounds, Inc., a company engaged in the production and distribution of music. In 1997, Mr. Gladstone was a co-founder of ComCore Semiconductor, a fabless semiconductor company, and served as its Vice President and as a director from 1997 until its sale in 1998. From 1996 until 1997, Mr. Gladstone was a consultant in the area of high technology startup companies. In 1990, Mr. Gladstone co-founded Chronology Corporation, a company that provides tools for electronic engineers, and served as an executive officer and director from 1990 until 1995. During the period 1974 through 1990, Mr. Gladstone founded and served as chief executive officer and president of three companies providing electronic engineering and software development tools. Mr. Gladstone began his career in electrical engineering and received B.S. and M.S. degrees in Engineering from the University of California, Los Angeles in 1957 and 1962.

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

     Based solely upon our review of the copies of reporting forms furnished to Qualstar, and written representations that no other reports were required, we believe that all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to directors, officers and any persons holding more than ten percent of Qualstar’s common stock with respect to the fiscal year ended June 30, 2003, were satisfied on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

     The following table summarizes all compensation earned by our Chief Executive Officer and the four other most highly compensated executive officers whose total salary and bonus exceeded $100,000 for services rendered in all capacities to us during the fiscal year ended June 30, 2003. These individuals are referred to as our named executive officers in other parts of this report. The amounts shown below under “All Other Compensation” represent matching contributions under our 401(k) plan.

Summary Compensation Table

	Annual Compensation			Long Term Compensation Awards

Name and Principal Position	Year	Salary ($)	Bonus ($)	Securities Underlying Options (#)	All Other Compensation ($)

William J. Gervais	2003	$180,600	—	—	—
Chief Executive Officer	2002	160,300	—	—	—
and President	2001	148,000	—	—	—
Thomas J. Studebaker (1)	2003	187,000	—	40,000	$650
Vice President of Advanced	2002	43,200	—	—	—
Development
Robert K. Covey	2003	162,600	—	—	1,600
Vice President of Marketing	2002	158,300	—	20,000	1,600
	2001	152,000	—	—	1,700
David L. Griffith (2)	2003	160,600	—	—	—
Vice President of Operations	2002	110,100	—	80,000	—
Mark R. Gilmore (3)	2003	134,000	10,000	—	1,900
Vice President of Sales	2002	92,500	—	40,000	—

(1)	Thomas J. Studebaker became our V.P. of Advanced Development in April 2002.

(2)	David L. Griffith became our V.P. of Operations in October 2001.

(3)	Mark R. Gilmore became our Vice President of Sales in January 2002.

Option Grants in Last Fiscal Year

     The following table sets forth certain information concerning grants of options to each of the named executive officers during the year ended June 30, 2003. In addition, in accordance with the rules and regulations of the Securities and Exchange Commission, the following table sets forth the hypothetical gains or “option spreads” that would exist for the options. Such gains are based on assumed rates of annual compound stock appreciation of 5% and 10% from the date on which the options were granted over the full term of the options. The rates do not represent Qualstar’s estimate or projection of future common stock prices, and no assurance can be given that any appreciation will occur or that the rates of annual compound stock appreciation assumed for the purposes of the following table will be achieved.

Potential Realizable Value
		Percent of			At Assumed Annual Rates
		Total Options			of Stock Price Appreciation
	Options	Granted to	Exercise		for
	Granted	Employees in	Price	Expiration	Option Term(2)
Name	(# of Shares)(1)	Fiscal Year	($/Share)	Date	5%($)	10%($)

William J. Gervais	—	—	—	—	—	—
Thomas J. Studebaker	40,000	24.0%	5.74	5/14/012	204,794	426,323
Robert K. Covey	—	—	—	—	—	—
David L Griffith	—	—	—	—	—	—
Mark R. Gilmore	—	—	—	—	—	—

(1)	The per share exercise price of all options granted is the fair market value of Qualstar’s common stock on the date of grant. Options have a term of 10 years and become exercisable in four equal annual installments commencing one year after the grant date.

(2)	The potential realizable value is calculated from the exercise price per share, assuming the market price of Qualstar’s common stock appreciates in value at the stated percentage rate from the date of grant to the expiration date. Actual gains, if any, are dependent on the future market price of the common stock.

Options Exercised and Fiscal Year-End Values

     The following table sets forth information regarding options exercised by our named executive officers during the fiscal year ended June 30, 2003, the number of shares covered by both exercisable and unexecisable options as of June 30, 2003, and the value of unexercised in-the-money options held by our named executive officers as of June 30, 2003.

Aggregated Option Exercises in Last Fiscal Year
and Fiscal Year-End Option Values

	Number of		Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised		In-the-Money Options at
	Acquired	Value	Options at June 30, 2003		June 30, 2003(1)
Name	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

William J. Gervais	—	—	—	—	—	—
Thomas J. Studebaker	—	—	10,000	30,000	—	—
Robert K. Covey	—	—	5,000	15,000	—	—
David L. Griffith	—	—	20,000	60,000	22,600	67,800
Mark R. Gilmore	—	—	10,000	30,000	—	—

(1)	Represents the closing sale price of our common stock on June 30, 2003 ($5.50), less the exercise price per share, multiplied by the number of shares subject to the options held by the named executive officer.

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

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     During the fiscal year ended June 30, 2003, the members of the Compensation Committee of our Board of Directors were Bruce E. Gladstone, Trude C. Taylor and Robert T. Webber. No executive officer serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information with respect to the beneficial ownership of our common stock as of September 30, 2003 for:

•	each person (or group of affiliated persons) who we know beneficially owns more than 5% of our common stock;

•	each of our directors;

•	each of the named executive officers; and

•	all of our directors and executive officers as a group.

     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Except as indicated by footnote, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of common stock subject to options currently exercisable or exercisable within 60 days of September 30, 2003, are deemed outstanding for computing the percentage of the person holding such options, but are not deemed outstanding for computing the percentage of any other person. The address for those individuals for which an address is not otherwise indicated is: c/o Qualstar Corporation, 3990-B Heritage Oak Court, Simi Valley, CA 93063.

	Shares Beneficially	Percent of Shares
Name of Beneficial Owner	Owned	Outstanding

William J. Gervais	2,881,350	22.8%
Richard A. Nelson	1,997,750	15.8%
Robert K. Covey (1)	157,400	1.2%
Bruce E. Gladstone (2)	54,000	0.4%
Robert E. Rich (2)	131,400	1.0%
Trude C. Taylor (2)	201,920	1.6%
Robert T. Webber (2)	88,000	0.7%
Thomas J. Studebaker (3)	10,000	0.1%
David L. Griffith (4)	20,000	0.2%
Mark R. Gilmore (3)	10,000	0.1%
All directors and officers as a group (11 persons) (5)	5,551,820	43.8%

(1)	Includes 5,000 shares subject to stock options that are currently exercisable or exercisable within 60 days of September 30, 2003.

(2)	Includes 13,500 shares that we have the right to repurchase if the shareholder’s service on our board of directors terminates. Our repurchase right lapses as to 13,500 shares for each year of service on the board and will fully lapse as of January 14, 2004.

(3)	Includes 10,000 shares subject to stock options that are currently exercisable or exercisable within 60 days of September 30, 2003.

(4)	Includes 20,000 shares subject to stock options that are currently exercisable or exercisable within 60 days of September 30, 2003.

(5)	Includes 45,000 shares subject to stock options that are currently exercisable or exercisable within 60 days of September 30, 2003, and an aggregate of 54,000 shares subject to a right of repurchase in favor of Qualstar which lapses as to 54,000 shares each year and will fully lapse as of January 14, 2004.

Additional Equity Compensation Plan Information

     The following table provides additional information regarding Qualstar’s equity compensation plans as of June 30, 2003:

Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	480,500	$5.27	375,175
Equity compensation plans not approved by security holders	—	—	—

Totals	480,500	$5.27	375,175

(1)	Includes shares subject to stock options granted under the 1998 Stock Incentive Plan, and shares available for additional option grants under that plan, as of June 30, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In January 2000 each of our four non-employee directors purchased 54,000 shares of restricted stock pursuant to our 1998 Stock Incentive Plan at a price of $2.78 per share, which was the fair market value of our stock on the date of grant as determined by our board of directors. Each director paid for his shares with a full-recourse promissory note in the amount of $150,000, secured by a pledge of the purchased shares. Payments of principal on the notes are due in four equal annual installments commencing on the second anniversary of the date of the note. Interest on the notes accrues at the rate of 6.21%, and is payable annually. As of September 30, 2003, the remaining principle balances owed under these promissory notes were $37,500 by Mr. Gladstone, $0 by Mr. Rich, $37,500 by Mr. Taylor, and $75,000 by Mr. Webber.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 28, 2003	QUALSTAR CORPORATION

	By:	/s/ William J. Gervais

William J. Gervais
Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment on Form 10K/A has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ William J. Gervais William J. Gervais	Chief Executive Officer, President and Director (principal executive officer)	October 28, 2003

/s/ Richard A. Nelson Richard A. Nelson	Vice President of Engineering, Secretary and Director	October 28, 2003

/s/ Frederic T. Boyer Frederic T. Boyer	Vice President and Chief Financial Officer (principal financial and accounting officer)	October 28, 2003

/s/ Bruce E. Gladstone Bruce E. Gladstone	Director	October 28, 2003

/s/ Trude C. Taylor Trude C. Taylor	Director	October 28, 2003

/s/ Robert E. Rich Robert E. Rich	Director	October 28, 2003

/s/ Robert T. Webber Robert T. Webber	Director	October 28, 2003

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.