Form 10-Q
period 2003-09-30
QUALSTAR CORP
filed 2003-11-14
CIK 758938

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes   ☐     No   ☒

Total shares of common stock without par value outstanding at October 24, 2003 is 12,639,609.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

QUALSTAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2003 AND SEPTEMBER 30, 2003
(in thousands)

	JUNE 30,	SEPTEMBER 30,
	2003	2003

		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,236	$8,781
Marketable securities	29,857	28,340
Receivables, net of allowances of $260 at June 30 and September 30	4,535	3,333
Inventories	7,091	7,308
Prepaid expenses and other current assets	234	543
Prepaid income taxes	1,336	995
Deferred income taxes	939	939

Total current assets	50,228	50,239

Property and equipment, net	1,557	1,484
Other assets	311	298

Total assets	$52,096	$52,021

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,136	$1,398
Accrued payroll and related liabilities	432	576
Other accrued liabilities	1,469	1,458

Total current liabilities	3,037	3,432

Deferred income taxes	191	191
Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized, 12,640 shares issued and outstanding at June 30, 2003 and September 30, 2003	20,366	20,366
Deferred compensation	(140)	(75)
Notes from directors	(156)	(158)
Accumulated other comprehensive income (loss)	(22)	21
Retained earnings	28,820	28,244

Total shareholders’ equity	48,868	48,398

Total liabilities and shareholders’ equity	$52,096	$52,021

See the accompanying notes to these condensed consolidated financial statements.

QUALSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003
(in thousands, except per share amounts)
(UNAUDITED)

	THREE MONTHS ENDED
	SEPTEMBER 30,

	2002	2003

Net revenues	$8,792	$5,976
Cost of goods sold	5,614	3,736

Gross profit	3,178	2,240

Operating expenses:
Research and development	833	1,158
Sales and marketing	856	701
General and administrative	897	1,358

Total operating expenses	2,586	3,217

Income (loss) from operations	592	(977)
Investment income	284	155

Income (loss) before provision for income taxes	876	(822)
Provision (benefit) for income taxes	374	(246)

Net income (loss)	$502	$(576)

Basic earnings (loss) per share	$0.04	$(0.05)

Diluted earnings (loss) per share	$0.04	$(0.05)

Shares used to compute earnings (loss) per share:
Basic	12,548	12,586

Diluted	12,563	12,586

See the accompanying notes to these condensed consolidated financial statements.

QUALSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003
(in thousands)
(UNAUDITED)

	Three Months Ended
	September 30,

	2002	2003

OPERATING ACTIVITIES:
Net income (loss)	$502	$(576)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	88	103
Amortization of deferred compensation	107	65
Provision for (recovery of) bad debts and returns	12	(1)
Accrued interest on directors’ notes	(5)	(2)
Changes in operating assets and liabilities:
Accounts receivable	1,886	1,203
Inventories	1,888	(217)
Prepaid expenses and other assets	(209)	(308)
Prepaid income taxes and income taxes payable	87	341
Accounts payable	(1,021)	262
Accrued liabilities	(147)	133

Net cash provided by operating activities	3,188	1,003

INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements	(163)	(18)
Sales of marketable securities	5,292	10,555
Purchases of marketable securities	(3,000)	(8,995)
Purchase of assets of N2Power, Inc.	(288)	—

Net cash provided by investing activities	1,841	1,542

FINANCING ACTIVITIES:
Principal and interest payments on directors’ notes	38	—

Net cash provided by financing activities	38	—

Net increase in cash and cash equivalents	5,067	2,545
Cash and cash equivalents at beginning of period	16,363	6,236

Cash and cash equivalents at end of period	$21,430	$8,781

Supplemental cash flow disclosure:
Income taxes paid	$250	$10

See the accompanying notes to these condensed consolidated financial statements.

QUALSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2003
(in thousands)
(UNAUDITED)

					ACCUMULATED
				NOTES	OTHER
	COMMON STOCK		DEFERRED	FROM	COMPREHENSIVE	RETAINED
	SHARES	AMOUNT	COMPENSATION	DIRECTORS	LOSS	EARNINGS	TOTAL

Balance at July 1, 2003	12,640	$20,366	$(140)	$(156)	$(22)	$28,820	$48,868
Amortization of deferred compensation	—	—	65		—		65
Accrued interest on directors’ notes	—	—	—	(2)	—	—	(2)
Comprehensive loss:
Change in unrealized losses on investments	—	—	—	—	43	—	43
Net loss	—	—	—	—	—	(576)	(576)

Comprehensive loss							(533)

Balance at September 30, 2003	12,640	$20,366	$(75)	$(158)	$21	$28,244	$48,398

See the accompanying notes to these condensed consolidated financial statements.

QUALSTAR CORPORATION
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(in thousands, except per share amounts)
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements are unaudited, except for the balance sheet at June 30, 2003 which is derived from our audited financial statements, and should be read in conjunction with the consolidated financial statements and related notes included in Qualstar Corporation’s (“Qualstar,” “us,” “we,” or “our”) Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on September 26, 2003. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting primarily of normal recurring items, which are necessary for the fair presentation of Qualstar’s consolidated financial position as of September 30, 2003, consolidated results of operations for the three months ended September 30, 2003, and consolidated cash flows for the three months ended September 30, 2003. Operating results for the three month period ended September 30, 2003 are not necessarily indicative of results to be expected for a full year.

NOTE 2. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted net income per share for the three months ended September 30, 2002 and 2003:

	THREE MONTHS
	SEPTEMBER 30,

	2002	2003

Numerator:
Net income (loss)	$502	$(576)
Denominator:
Denominator for basic net income (loss) per share — weighted average shares	12,548	12,586
Dilutive potential common shares from employee stock options and restricted stock	15	—

Denominator for diluted net income (loss) per share — adjusted weighted average shares and assumed conversions	12,563	12,586

Basic net income (loss) per share	$0.04	$(0.05)

Diluted net income (loss) per share	$0.04	$(0.05)

Shares issuable under stock options of 220,000 at September 30, 2002 have been excluded from the computation of diluted earnings per share as the effect would have been antidilutive. All shares related to options are excluded at September 30, 2003 due to the loss in the quarter as the effect would have been antidilutive.

NOTE 3. MARKETABLE SECURITIES

     Marketable securities consist primarily of high-quality corporate, federal and state government securities. These securities are classified in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. All of the Company’s marketable securities were classified as available-for-sale at June 30, 2003 and September 30, 2003.

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

NOTE 4. INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventory is comprised as follows:

	JUNE 30, 2003	SEPTEMBER 30, 2003

Raw materials	$6,454	$6,686
Finished goods	637	622

	$7,091	$7,308

NOTE 5. COMPREHENSIVE INCOME (LOSS)

     For the three months ended September 30, 2002 and 2003, comprehensive income (loss) amounted to approximately $0.5 million and $(0.5) million, respectively. The difference between net income (loss) and comprehensive income (loss) relates to the changes in the unrealized losses or gains the Company recorded for its available-for-sale securities.

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

	THREE MONTHS
	SEPTEMBER 30,

	2002	2003

Net income (loss) as reported	$502	$(576)
Stock-based employee compensation cost included in reported net income (loss)	107	65
Pro forma stock-based employee compensation cost under SFAS 123	(171)	(120)

Pro forma net income (loss)	$438	$(631)

Earnings (loss) per share:
Basic — as reported	$0.04	$(0.05)

Basic — pro forma	$0.03	$(0.05)

Diluted — as reported	$0.04	$(0.05)

Diluted — pro forma	$0.03	$(0.05)

Basic Weighted Average Shares	12,548	12,586
Diluted Weighted Average Shares	12,563	12,586

All shares issuable under stock options at September 30, 2003 have been excluded from the proforma diluted earnings per share computation for the three month period ended September 30, 2003 due to the loss in the quarter.

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

NOTE 8. STOCK REPURCHASE

     On February 12, 2003, the Company announced that the Board of Directors authorized a stock repurchase program of up to 500,000 shares of the Company’s common stock. The stock repurchase will be funded by available working capital. There is no time limit for the completion of the stock repurchase program and it may be discontinued at any time. No shares were repurchased during the quarter ended September 30, 2003. As of September 30, 2003, the Company had repurchased a total of 76,567 shares of its common stock at a total cost of approximately $344,000, or an average price of approximately $4.50 per share.

NOTE 9. LEGAL PROCEEDINGS

     On January 10, 2003, Raytheon Company (“Raytheon”) filed a complaint in the United States District Court for the Eastern District of Texas alleging that Qualstar and eight other named defendants infringe a patent owned by Raytheon entitled “Mass Data Storage Library.” Raytheon filed an amended complaint on or about February 6, 2003, which includes an allegation that Qualstar’s tape libraries infringe Raytheon’s patent. The complaint seeks an injunction against all defendants and an unspecified amount of damages. Qualstar responded to the complaint on March 7, 2003 and denied Raytheon’s allegations of infringement. The parties are currently in the process of pre-trial discovery. A patent claims construction hearing is presently scheduled for January 14, 2004 and a trial is scheduled for June 7, 2004, both of which will be located in Marshall, Texas. Qualstar and our legal counsel continue to analyze Raytheon’s patent and available defenses to the claims of infringement. Based on this analysis, we believe that Raytheon’s claims against us are without merit and we intend to vigorously defend against this complaint. We do not believe the ultimate outcome of this matter will have a material impact on our financial position or results of operations.

     Qualstar may be involved in litigation or other legal proceedings from time to time in the normal course of business. Other than the Raytheon lawsuit discussed above, however, there are no material actions currently pending.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in this Quarterly Report on Form 10-Q concerning the future business, operating results and financial condition of Qualstar are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements inherently are subject to risks and uncertainties, some of which we cannot predict or quantify. Our actual results may differ materially from the results projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2003 in “ITEM 1 Business,” including the section therein entitled “Risk Factors,” and in “ITEM 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof or variations thereon or similar terminology. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect the occurrence of events or circumstances in the future.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002.

     NET REVENUES. Revenues are recognized upon shipment of the product to the customer, less estimated returns, for which provision is made at the time of sale.

     Net revenues for the three months ended September 30, 2003 were $6.0 million, compared with net revenues of $8.8 million for the three months ended September 30, 2002, a decrease of $2.8 million. The primary reason for this decrease was reduced demand for our tape libraries which incorporate AIT (Advanced Intelligent Tape) technology. The current generation of 8 millimeter AIT tape drives (AIT3) contain a maximum native capacity of 100 gigabytes per tape. In the past year, the capacity of tape drives using the LTO (Linear Tape Open) half-inch tape format was increased to a maximum of 200 gigabytes, native, surpassing that of AIT tape drives. Although we offer all major tape formats in our libraries, historically we have sold mostly AIT-based tape libraries. Recently, sales of our libraries incorporating half-inch tape technologies, such as LTO, SDLT (Super Digital Linear Tape) and, more recently, SAIT (Super Advanced Intelligent Tape), have been increasing, but these increases have not been sufficient to offset the decline in sales of our libraries using AIT tape technology.

     GROSS PROFIT. Cost of good sold consists primarily of direct labor, purchased parts, depreciation of plant and equipment, rent utilities, and packaging costs. Gross profit was $2.2 million or 37.5% of net revenues, for the three months ended September 30, 2003, compared to $3.2 million, or 36.1% of net revenues, for the three months ended September 30, 2002. The increase in our gross profit margin as a percentage of net revenues was primarily due to product mix. Generally, larger tape libraries and newer tape drive technologies have higher gross margins than do smaller tape libraries and older tape drive technologies. Also, tape media, which we purchase and resell to our library customers, typically have small gross margins. We anticipate that gross margin will decline in the second quarter of fiscal 2004 because we recently reduced prices on some of our older TLS series tape libraries in an effort to stimulate sales growth.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist of engineering salaries, benefits, purchased parts and supplies used in development activities. Research and development expenses for the three months ended September 30, 2003 were $1.2 million, or 19.4% of net revenues, as compared to $0.8 million, or 9.5% of net revenues, for the three months ended September 30, 2002. This increase was primarily due to our multi-year research and development initiative at our Advanced Development Group, which we established in late fiscal 2002 in Boulder, Colorado. The Advanced Development Group is developing a new line of enterprise-class tape libraries. We expect research and development expenses to remain at approximately these levels in absolute terms in the second quarter of fiscal 2004.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of employee salaries and benefits, sales commissions, trade show costs, advertising, technical support and travel related expenses. Sales and marketing expenses for the three months ended September 30, 2003 were $0.7 million or 11.7% of net revenues, compared to $0.9 million, or 9.7% of net revenues, for the three months ended September 30, 2002. The decrease in sales and marketing expenses was due primarily to less promotional and advertising activity during the first quarter of fiscal 2004. We expect sales and marketing expenses to increase in the second quarter of fiscal 2004 because we plan to increase levels of spending on our marketing infrastructure and support certain key sales initiatives to increase our sales opportunities.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of employee salaries and benefits, deferred compensation related to stock options and restricted stock awards, provision for doubtful accounts and returns, and professional service fees. General and administrative expenses for the three months ended September 30, 2003 were $1.4 million, or 22.7% of net revenues, compared with $0.9 million, or 10.2% of net revenues, for the three months ended September 30, 2002. The increase in general and administrative expenses was due primarily to an increase in legal fees associated with our defense of a patent infringement lawsuit brought by Raytheon Company against nine defendants, including Qualstar. We expect general and administrative expenses to remain static or decrease slightly in the second quarter of fiscal 2004.

     INVESTMENT INCOME. Investment income decreased to $155,000 in the quarter ended September 30, 2003 compared with investment income of $284,000 in the quarter ended September 30, 2002. This decrease was due primarily to an overall shift in our investment strategy, which places more emphasis on principal preservation than it does on income generation. In addition, the general decline in market rates of interest has had a negative impact on our portfolio’s overall performance.

     PROVISION (BENEFIT) FOR INCOME TAXES. We recorded a benefit for income taxes of $246,000 equal to 29.9% of our pre-tax loss, for the three months ended September 30, 2003. This compares with a provision of $374,000 for income taxes or 42.7% of pre-tax income for the three months ended September 30, 2002. The decrease in the percentage of the provision (benefit) for income taxes to pre-tax income (loss) was primarily due to a higher than normal provision during the three months ended September 30, 2002 as a result of additional provision taken for accumulated items relating to prior years. The percentage of the provision (benefit) for income taxes to pre-tax income (loss), for the three months ended September 30, 2003, is comparable to our fiscal year 2003 rate of 33.3%, adjusted for state tax allocation and minor book to tax differences.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have funded our capital requirements with net cash provided by operating activities. Net cash provided by operating activities was $1.0 million in the three months ended September 30, 2003 and $3.2 million in the three months ended September 30, 2002. For the three months ended September 30, 2003, cash provided by operating activities was primarily provided by a reduction of accounts receivables. For the three months ended September 30, 2002, cash provided by operating activities was primarily provided by collection of accounts receivable and reductions in inventory levels partially offset by a decrease in accounts payable.

     Net cash provided by investing activities was $1.5 million during the first three months of fiscal year 2004, primarily attributed to the net sale of marketable securities. Net cash provided by investing activities was $1.8 million during the first three months of fiscal year 2003. The primary cause of this increase were net sales of marketable securities, offset partially by purchases of fixed assets and the assets of N2Power, Inc.

     There was no significant cash used or provided by financing activities during the three month period ended September 30, 2003, or September 30, 2002.

     On February 12, 2003, we announced that our Board of Directors had authorized a program to repurchase up to 500,000 shares of our common stock in open market transactions, block purchases or private transactions. These stock repurchases will be funded by available working capital and are not expected to negatively impact our liquidity. There is no time limit for the completion of the stock repurchase program and it may be discontinued at any time. We did not repurchase any shares during the quarter ended September 30, 2003.

     As of September 30, 2003, we had $8.8 million in cash and cash equivalents and $28.3 million in marketable securities. We believe our existing cash and cash equivalents, plus anticipated cash flows from our operating activities, and funds available from the sale of our marketable securities, will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. We may utilize cash to invest in businesses, products or technologies we believe are strategic. We periodically evaluate other companies and technologies for possible investment by us. In addition, we have made and expect to make investments in companies with whom we have identified potential synergies. However, we have no present commitments or agreements with respect to any material acquisition of other businesses or technologies.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

     We develop products in the United States and sell them worldwide. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since all sales are currently made in U.S. dollars, a strengthening of the US dollar could make our products less competitive in foreign markets. Our investment income is sensitive to changes in the general level of US interest rates, particularly since the majority of our investments are in short-term instruments. We have no outstanding debt nor do we utilize derivative financial instruments. Therefore, no quantitative tabular disclosures are required.

ITEM 4. Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief financial Officer, of the effectiveness of the design and operation of Qualstar’s disclosure controls and procedures as of September 30, 2003, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were adequate to ensure that information required to be disclosed in this report is recorded, processed, summarized and reported in a timely basis.

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

     From time to time, we may be involved in litigation or other legal proceedings in the normal course of business. Other than the Raytheon lawsuit discussed above, however, there are no material actions currently pending.

ITEM 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K. We filed the following current reports on Form 8-K during the first quarter of fiscal 2004:

(1)	Current Report on From 8-K dated August 21, 2003, containing the August 21, 2003 press release related to our announcement of first quarter fiscal 2004 results.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALSTAR CORPORATION

Dated: November 13, 2003	/s/ WILLIAM J. GERVAIS
William J. Gervais, President,
Chief Executive Officer

Dated: November 13, 2003	/s/ FREDERIC T. BOYER
Frederic T. Boyer
Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.