Form 10-Q
period 2003-12-31
QUALSTAR CORP
filed 2004-02-13
CIK 758938

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Yes [  ]    No [X]

Total shares of common stock without par value outstanding at February 6, 2004 is 12,576,699.

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
ITEM 4. Controls and Procedures
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
ITEM 6. Exhibits and Reports on Form 8-K.
SIGNATURES
EXHIBIT INDEX
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

QUALSTAR CORPORATION
FORM 10-Q
For the quarterly period ended December 31, 2003

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

QUALSTAR CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
DECEMBER 31, 2003 AND JUNE 30, 2003
(in thousands)

	DECEMBER 31,	JUNE 30,
	2003	2003

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,894	$6,236
Marketable securities	32,972	29,857
Receivables, net of allowances of $360 and $260 at December 31 and June 30, respectively	4,628	4,535
Inventories	6,462	7,091
Prepaid expenses and other current assets	533	234
Prepaid income taxes	945	1,336
Deferred income taxes	939	939

Total current assets	49,373	50,228

Property and equipment, net	1,460	1,557
Other assets	273	311

Total assets	$51,106	$52,096

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$622	$1,136
Accrued payroll and related liabilities	493	432
Other accrued liabilities	1,495	1,469

Total current liabilities	2,610	3,037
Deferred income taxes	191	191

Total liabilities	2,801	3,228

Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized, 12,577 and 12,640 shares issued and outstanding at December 31 and June 30, respectively	20,052	20,366
Deferred compensation	(11)	(140)
Notes from directors	(81)	(156)
Accumulated other comprehensive income (loss)	(106)	(22)
Retained earnings	28,451	28,820

Total shareholders’ equity	48,305	48,868

Total liabilities and shareholders’ equity	$51,106	$52,096

See the accompanying notes to these interim consolidated condensed financial statements.

QUALSTAR CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002
(UNAUDITED)
(in thousands, except per share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,

	2003	2002	2003	2002

Net revenues	$9,556	$8,408	$15,532	$17,200
Cost of goods sold	5,962	5,260	9,698	10,874

Gross profit	3,594	3,148	5,834	6,326

Operating expenses:
Research and development	1,064	934	2,221	1,767
Sales and marketing	1,038	1,049	1,738	1,905
General and administrative	1,428	1,043	2,787	1,940

Total operating expenses	3,530	3,026	6,746	5,612

Income (loss) from operations	64	122	(912)	714
Investment income	192	102	346	386

Income (loss) before provision for income taxes	256	224	(566)	1,100
Provision (benefit) for income taxes	49	145	(197)	519

Net income (loss)	$207	$79	$(369)	$581

Earnings per share:
Basic earnings (loss) per share	$0.02	$0.01	$(0.03)	$0.05

Diluted earnings (loss) per share	$0.02	$0.01	$(0.03)	$0.05

Shares used to compute earnings (loss) per share:
Basic	12,550	12,576	12,568	12,562

Diluted	12,604	12,688	12,568	12,626

See the accompanying notes to these interim consolidated condensed financial statements.

QUALSTAR CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002
(UNAUDITED)
(in thousands)

	Six Months Ended
	December 31,

	2003	2002

OPERATING ACTIVITIES:
Net income (loss)	$(369)	$581
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	208	180
Amortization of deferred compensation	129	172
Provision for (recovery of) bad debts and returns	101	(28)
Accrued interest on directors’ notes	(4)	(11)
Changes in operating assets and liabilities:
Accounts receivable	(194)	2,904
Inventories	629	2,612
Prepaid expenses and other assets	(285)	(34)
Prepaid income taxes and income taxes payable	391	(28)
Accounts payable	(514)	(719)
Accrued liabilities	87	(129)

Net cash provided by operating activities	179	5,500

INVESTING ACTIVITIES:
Purchases of property and equipment	(87)	(344)
Sale of marketable securities	25,455	16,407
Purchase of marketable securities	(28,654)	(17,031)
Purchase of assets of N2Power, Inc.	—	(288)

Net cash used in investing activities	(3,286)	(1,256)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	135
Repurchase of common stock	(314)	—
Principal and interest payments on directors’ notes	79	38

Net cash (used in) provided by financing activities	(235)	173

Net (decrease) increase in cash and cash equivalents	(3,342)	4,417
Cash and cash equivalents at beginning of period	6,236	4,859

Cash and cash equivalents at end of period	$2,894	$9,276

Supplemental cash flow disclosure:
Income taxes paid	$—	$260

See the accompanying notes to these interim consolidated condensed financial statements.

QUALSTAR CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED DECEMBER 31, 2003
(UNAUDITED)
(in thousands)

					ACCUMULATED
	COMMON STOCK			NOTES	OTHER
			DEFERRED	FROM	COMPREHENSIVE	RETAINED
	SHARES	AMOUNT	COMPENSATION	DIRECTORS	LOSS	EARNINGS	TOTAL

Balance at July 1, 2003	12,640	$20,366	$(140)	$(156)	$(22)	$28,820	$48,868
Amortization of deferred compensation	—	—	129	—	—	—	129
Retirement of shares pursuant to stock repurchase	(63)	(314)	—	—	—	—	(314)
Accrued interest on directors’ notes	—	—	—	(4)	—	—	(4)
Principal and interest payments on directors’ notes	—	—	—	79	—	—	79
Comprehensive loss:
Change in unrealized losses on investments	—	—	—	—	(84)	—	(84)
Net loss	—	—	—	—	—	(369)	(369)
Comprehensive loss							(453)

Balance at December 30, 2003	12,577	$20,052	$(11)	$(81)	$(106)	$28,451	$48,305

See the accompanying notes to these interim consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2003
(in thousands, except per share data)
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     The accompanying consolidated condensed financial statements are unaudited, except for the balance sheet at June 30, 2003 which is derived from our audited financial statements, and should be read in conjunction with the consolidated financial statements and related notes included in Qualstar Corporation’s (“Qualstar,” “us,” “we,” or “our”) Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on September 26, 2003. In the opinion of management, these unaudited consolidated condensed financial statements include all adjustments, consisting primarily of normal recurring items, which are necessary for the fair presentation of Qualstar’s consolidated financial position as of December 31, 2003, consolidated results of operations for the three months and six months ended December 31, 2003 and 2002, and consolidated cash flows for the six months ended December 31, 2003 and 2002. Operating results for the three and six month periods ended December 31, 2003 are not necessarily indicative of results to be expected for a full year.

NOTE 2. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted net income per share for the three months and six months ended December 31, 2003 and 2002:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,

	2003	2002	2003	2002

Numerator:
Net income (loss)	$207	$79	$(369)	$581
Denominator:
Denominator for basic net income (loss) per share — weighted average shares	12,550	12,576	12,568	12,562
Dilutive potential common shares from employee stock options and restricted stock	54	112	—	64

Denominator for diluted net income (loss) per share — adjusted weighted average shares and assumed conversions	12,604	12,688	12,568	12,626

Basic net income (loss) per share	$0.02	$0.01	$(0.03)	$0.05

Diluted net income (loss) per share	$0.02	$0.01	$(0.03)	$0.05

Shares issuable under stock options of 317,000 and 616,500 for the three month and six month period ended December 31, 2003, respectively, have been excluded from the computation of diluted earnings per share as the effect would have been antidilutive.

NOTE 3. MARKETABLE SECURITIES

     Marketable securities consist primarily of high-quality corporate, federal and state government securities. These securities are classified in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. All of the Company’s marketable securities were classified as available-for-sale at December 31, 2003 and June 30, 2003.

     Available-for-sale securities are recorded at market value. Unrealized holding gains and losses, net of the related income tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of shareholders’ equity until realized. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-

sale are included in earnings when the underlying securities are sold and are derived using the specific identification method for determining the cost of securities sold.

NOTE 4. INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventory is comprised as follows:

	DECEMBER 31, 2003	JUNE 30, 2003

Raw materials	$6,042	$6,454
Finished goods	420	637

	$6,462	$7,091

NOTE 5. COMPREHENSIVE INCOME (LOSS)

     For the six months ended December 31, 2003 and 2002, comprehensive income (loss) amounted to approximately $(0.45) million and $0.6 million, respectively. The difference between net income (loss) and comprehensive income (loss) relates to the changes in the unrealized losses or gains the Company recorded for its available-for-sale securities.

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

	THREE MONTHS		SIX MONTHS
	ENDED		ENDED
	DECEMBER 31,		DECEMBER 31,
	2003	2002	2003	2002

Net income (loss) as reported	$207	$79	$(369)	$581
Stock-based employee compensation cost included in reported net income (loss)	64	65	129	172
Pro forma stock-based employee compensation cost under SFAS 123	(130)	(146)	(260)	(292)

Pro forma net income (loss)	$141	$(2)	$(500)	$461

Earnings (loss) per share:
Basic — as reported	$0.02	$0.01	$(0.03)	$0.05

Basic — pro forma	$0.01	$0.00	$(0.04)	$0.04

Diluted — as reported	$0.02	$0.01	$(0.03)	$0.05

Diluted — pro forma	$0.01	$0.00	$(0.04)	$0.04

Basic Weighted Average Shares	12,550	12,576	12,568	12,562
Diluted Weighted Average Shares	12,604	12,576	12,568	12,626

Shares issuable under stock options of 317,000 and 616,500 for the three month and six month period ended December 31, 2003, respectively, have been excluded from the computation of diluted earnings per share as the effect would have been antidilutive.

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

NOTE 8. STOCK REPURCHASE

     On February 12, 2003, the Company announced that the Board of Directors authorized a stock repurchase program of up to 500,000 shares of the Company’s common stock. The stock repurchase is funded by available working capital. There is no time limit for the completion of the stock repurchase program and it may be discontinued at any time. During the three month and six month periods ended December 31, 2003, the Company repurchased a total of 62,910 shares of its common stock at a total cost of $314,000. From February 12, 2003 through December 31, 2003, the Company had repurchased a total of 139,477 shares of its common stock at a total cost of approximately $658,084, or an average price of approximately $4.72 per share.

NOTE 9. LEGAL PROCEEDINGS

     On January 10, 2003, Raytheon Company (“Raytheon”) filed a complaint in the United States District Court for the Eastern District of Texas alleging that Qualstar and eight other named defendants infringe a patent owned by Raytheon entitled “Mass Data Storage Library.” Raytheon filed an amended complaint on or about February 6, 2003, which includes an allegation that Qualstar’s tape libraries infringe Raytheon’s patent. The complaint seeks an injunction against all defendants and an unspecified amount of damages. Qualstar responded to the complaint on March 7, 2003 and denied Raytheon’s allegations of infringement. The parties are currently in the process of pre-trial discovery. On January 14, 2004, the Court held a hearing to construe the terms of the claim and we are currently awaiting the Court’s claim construction ruling. The trial has been rescheduled from June 7, 2004 to September 7, 2004 and will be located in Marshall, Texas. Qualstar and our legal counsel continue to analyze Raytheon’s patent and available defenses to the claims of infringement. Based on this analysis, we believe that Raytheon’s claims against us are without merit and we intend to vigorously defend against this complaint. We do not believe the ultimate outcome of this matter will have a material impact on our financial position or results of operations.

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

     We offer tape libraries for multiple tape drive technologies, including those using Advanced Intelligent Tape(AIT), Super Advanced Intelligent Tape(SAIT), Super Digital Linear Tape(SDLT), and Linear Tape Open(LTO)tape drives and media. These tape drive technologies compete with each other in terms of their native storage capacity as well as their ability to quickly and efficiently read and write data. Since all models of our tape libraries are required to have tape drives to operate, the overall performance of our tape libraries is associated with the performance of the tape drive it contains. Historically, our business has been focused on selling tape libraries that incorporate AIT technology, as the majority of our revenue has been generated from this product line. The current generation of AIT tape drives (AIT3) contain a maximum native capacity of 100 gigabytes per tape. In the past year, the capacity of tape drives using the LTO (Linear Tape Open) half-inch tape format was increased to a maximum of 200 gigabytes, native, surpassing that of AIT tape drives. In recent quarters, we have noticed a downward trend in the amount of library shipments which incorporate AIT technology and an upward trend in shipments of libraries which incorporate tape drive technology based upon a half-inch form factor such as LTO, SDLT, and SAIT.

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

     In July 2002, we purchased the assets of N2Power, Incorporated, a supplier of ultra small high efficiency open-frame switching power supplies. Power supplies provided by N2Power are utilized within our tape library products as well as sold to other OEM customers for incorporation into their products. N2Power products are sold under the N2Power brand name through outside sales representatives and distributors to OEM’s.

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

     Revenue Recognition

     Revenue is recognized upon shipment of products to our customers. Title and risk of loss transfer to the customer when the product leaves our dock in Simi Valley, California. In general, these customers are allowed to return the product, free of penalty, within 30 days of shipment if the product does not meet specification. After 30 days, customers generally are not allowed to return product to us without a restocking fee. We record an allowance for estimated sales returns based on past experience and current knowledge of our customer base. Our experience has been such that only a very small percentage of libraries are ever returned. Should our experience change, however, we may require additional allowances for sales returns.

     Allowance for Doubtful Accounts

     We maintain an allowance for doubtful accounts and returns for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In addition, if the financial condition of our customers for which we have already established allowances were to improve, then their ability to make payments to us would be less impaired, potentially making such allowances unnecessary.

     Inventory Reserves

     We write down our inventory for estimated obsolescence, potential shrinkage, or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If technology changes more rapidly than expected, or market conditions become less favorable than those projected by management, additional inventory write-downs may be required. Likewise, if technology changes more slowly than expected, or market conditions become more favorable than those projected by management, inventory write-downs may become unnecessary.

     Warranty Costs

     We provide for the estimated cost of product warranties at the time revenue is recognized. We engage in extensive product quality programs and processes, including actively monitoring and evaluation of product failure rates, material usage and estimation of service delivery costs incurred in correcting a product failure. However, should actual product failure rates, material usage, or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. Historically our warranty costs have not been significant.

     Accounting for Income Taxes

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

RESULTS OF OPERATIONS

The following table sets forth items in our statement of operations as a percentage of net revenues for the periods presented. The data has been derived from our unaudited consolidated condensed financial statements.

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	62.4	62.6	62.4	63.2

Gross profit	37.6	37.4	37.6	36.8

Operating expenses:
Research and development	11.1	11.1	14.3	10.3
Sales and marketing	10.9	12.5	11.2	11.1
General and administrative	14.9	12.4	17.9	11.3

Total operating expenses	36.9	36.0	43.4	32.7

Income (loss) from operations	0.7	1.4	(5.8)	4.1
Investment income	2.0	1.2	2.2	2.2

Income (loss) before income taxes	2.7	2.6	(3.6)	6.3
Provision (benefit) for income taxes	0.5	1.7	(1.2)	2.9

Net income (loss)	2.2%	0.9%	(2.4)%	3.4%

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002.

     NET REVENUES. Revenues are recognized upon shipment of the product to the customer, less estimated returns, for which provision is made at the time of sale. Net revenues for the three months ended December 31, 2003 were $9.6 million, compared with net revenues of $8.4 million for the three months ended December 31, 2002, an increase of $1.2 million. Revenue was higher in the second quarter of fiscal 2004 primarily due to a $1.4 million shipment to a video surveillance OEM which accounted for approximately 14.5% of our net revenues for the quarter. Although we don’t believe such a large order is a one time event, we do not anticipate receiving another order of this magnitude in the short term.

     GROSS PROFIT. Cost of goods sold consists primarily of direct labor, purchased parts, depreciation of plant and equipment, rent, utilities, and packaging costs. Gross profit was $3.6 million, or 37.6% of net revenues, for the three months ended December 31, 2003, compared to $3.1 million, or 37.4% of net revenues, for the three months ended December 31, 2002. The increase in our gross profit as a percentage of net revenues was primarily due to a shift in our product mix compounded with a higher unit shipment volume for the quarter ended December 31, 2003 as compared to the same quarter a year ago. The majority of our net revenue comes from the sale of tape libraries and drives. Other products such as tape media and service contracts can influence our overall gross profit margin, since they are different in nature than tape libraries and drives. Tape media, which is available through general distribution channels, historically has had lower gross margins when compared to the tape libraries and drives in which it is used. Furthermore, service revenues generally have higher gross margins as a percentage of net revenues than do tape libraries and drives. During the three month period ended December 31, 2003, we generated a larger percentage of our net revenue from service than in the same period last year. In addition to product mix, our gross margin was positively impacted since shipment volume was up approximately 24% and our fixed overhead costs were spread over a larger unit sales base. We expect gross margin to be consistent with historical trends for the third quarter of fiscal 2004.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of engineering salaries, benefits, purchased parts and supplies used in development activities of our Advanced Development Group located in Boulder, Colorado, as well as our engineering group located in Simi Valley, California. Research and development expenses for the three months ended December 31, 2003 were $1.1 million, or 11.1% of net revenues, as compared to $0.9 million, or 11.1% of net revenues, for the three months ended December 31, 2002. The increase in research and development expenses in absolute dollars was primarily due to our multi-year research and development initiative at our Advanced Development Group, which we established in late fiscal 2002 to develop a new line of enterprise-class tape libraries. We expect research and development expenses to remain at approximately the current level in absolute terms in the third quarter of fiscal 2004.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of employee salaries and benefits, sales commissions, trade show costs, advertising, technical support and travel related expenses. Sales and marketing expenses for the three months ended December 31, 2003 were $1.0 million or 10.9% of net revenues, compared to $1.0 million, or 12.5% of net revenues, for the three months ended December 31, 2002.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of employee salaries and benefits, deferred compensation related to stock options and restricted stock awards, provision for doubtful accounts and returns, and professional service fees. General and administrative expenses for the three months ended December 31, 2003 were $1.4 million, or 14.9% of net revenues, compared with $1.0 million, or 12.4% of net revenues, for the three months ended December 31, 2002. The increase in general and administrative expenses was due primarily to an increase in legal fees associated with our defense of a patent infringement lawsuit brought by Raytheon Company against nine defendants, including Qualstar, and additions to our reserve for doubtful accounts. We expect these litigation expenses to continue at the current level for the next several quarters. Consequently, we expect general and administrative expenses to remain at approximately the current level during the third quarter of fiscal 2004.

     INVESTMENT INCOME. Investment income was $192,000 in the quarter ended December 31, 2003 compared with investment income of $102,000 in the quarter ended December 31, 2002. The increase in the current quarter is due to a realized loss of approximately $90,000 recognized in the quarter ended December 31, 2002 attributed to the liquidation of an investment with a market value below its carrying value.

     PROVISION (BENEFIT) FOR INCOME TAXES. We recorded a provision for income taxes of $49,000 equal to 19.1% of our pre-tax income, for the three months ended December 31, 2003. This compares with a provision for income taxes of $145,000, or 64.7% of pre-tax income for the three months ended December 31, 2002. The decrease in the percentage of the provision for income taxes to pre-tax income was primarily due to $60,000 of additional provision, net of certain items, taken during the three months ended December 31, 2002 for items relating to prior years. The percentage of the provision for income taxes to pre-tax income, for the three months ended December 31, 2003, was recorded to yield an annualized effective tax rate of 34.8% based on a year to date tax provision, and is comparable to our fiscal year 2003 rate of 33.3%. Future operating results may change this estimate.

Six Months Ended December 31, 2003 Compared to Six Months Ended December 31, 2002.

     NET REVENUES. Net revenues for the six months ended December 31, 2003 were $15.5 million, compared with net revenues of $17.2 million for the six months ended December 31, 2002, a decrease of $1.7 million. Revenue was lower for the six months ended December 31, 2003 due to reduced demand for our tape libraries which incorporate AIT (Advanced Intelligent Tape) technology. Although we offer all major tape formats in our libraries, historically we have sold mostly AIT-based tape libraries. Recently, sales of our libraries incorporating half-inch tape technologies, such as LTO, SDLT (Super Digital Linear Tape) and, more recently, SAIT (Super Advanced Intelligent Tape), have been increasing, but these increases have not been sufficient to offset the decline in sales of our libraries using AIT tape technology.

     GROSS PROFIT. Gross profit was $5.8 million or 37.6% of net revenues, for the six months ended December 31, 2003, compared to $6.3 million, or 36.8% of net revenues, for the six months ended December 31, 2002. The increase in our gross profit as a percentage of net revenues was primarily due to a more favorable shift in our product mix. Generally, larger tape libraries and newer tape drive technologies have higher gross margins than do smaller tape libraries and older tape drive technologies. In addition, service revenues generally have higher gross margins than do tape libraries and drives. Media, which is available through general distribution channels, historically has had a lower gross margin when compared to the tape libraries and drives in which it is used. During the six month period ended December 31, 2003, we generated a larger portion of our net revenues from service and less from media than the same period one year ago.

     RESEARCH AND DEVELOPMENT. Research and development expenses for the six months ended December 31, 2003 were $2.2 million, or 14.3% of net revenues, as compared to $1.8 million, or 10.3% of net revenues, for the six months ended December 31, 2002. The increase in research and development costs are primarily due to our multi-year research and development initiative at our Advanced Development Group, which we established in late fiscal 2002 in Boulder, Colorado. The Advanced Development Group is developing a new line of enterprise-class tape libraries.

     SALES AND MARKETING. Sales and marketing expenses for the six months ended December 31, 2003 were $1.7 million, or 11.2% of net revenues, compared to $1.9 million, or 11.1% of net revenues, for the six months ended December 31, 2002.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses for the six months ended December 31, 2003 were $2.8 million, or 17.9% of net revenues, compared with $1.9 million, or 11.3% of net revenues, for the six months ended December 31, 2002. The increase in general and administrative expenses was due primarily to an increase in legal fees associated with our defense of a patent infringement lawsuit brought by Raytheon Company against nine defendants, including Qualstar, and additions to our reserve for doubtful accounts.

     INVESTMENT INCOME. Investment income for the six months ended December 31, 2003 was $346,000 comparable with investment income of $386,000 for the six months ended December 31, 2002.

     PROVISION (BENEFIT) FOR INCOME TAXES. The benefit for income taxes was $(197,000), or 34.8% of pre-tax loss, for the six months ended December 31, 2003, compared to a provision for income taxes of $519,000, or 47.2% of pre-tax income, for the six months ended December 31, 2002. The decrease in the percentage of the provision (benefit) for income taxes to pre-tax income (loss) was primarily due to $60,000 of additional provision, net of certain items, taken during the three months ended December 31, 2002 for items relating to prior years.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have funded our capital requirements with net cash provided by operating activities. Net cash provided by operating activities was $0.2 million in the six months ended December 31, 2003 and $5.5 million in the six months ended December 31, 2002. For the six months ended December 31, 2003, cash provided by operating activities was primarily provided by a reduction in inventories and the receipt of a cash tax refund from the Internal Revenue Service, partially offset by a decrease in accounts payable. For the six months ended December 31, 2002, cash provided by operating activities was primarily provided by collection of accounts receivable and reductions in inventory levels, partially offset by a decrease in accounts payable.

     Net cash used in investing activities was $3.3 million during the first six months of fiscal year 2004, primarily attributed to purchases of marketable securities. Net cash used in investing activities was $1.3 million during the first six months of fiscal year 2003, attributed to the purchase of marketable securities, property and equipment, and the assets of N2Power.

     There was no significant cash used or provided by financing activities during the six month period ended December 31, 2003, or December 31, 2002.

     On February 12, 2003, we announced that our Board of Directors had authorized a program to repurchase up to 500,000 shares of our common stock in open market transactions, block purchases or private transactions. These stock repurchases will be funded by available working capital and are not expected to negatively impact our liquidity. There is no time limit for the completion of the stock repurchase program and it may be discontinued at any time. We used $314,000 to repurchase common stock during the six months ended December 31, 2003.

     As of December 31, 2003, we had $2.9 million in cash and cash equivalents and $33.0 million in marketable securities. We believe our existing cash and cash equivalents, plus anticipated cash flows from our operating activities, and funds available from the sale of our marketable securities, will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. We may utilize cash to invest in businesses, products or technologies we believe are strategic. We periodically evaluate other companies and technologies for possible investment by us. In addition, we have made and expect to make investments in companies with whom we have identified potential synergies. However, we have no present commitments or agreements with respect to any material acquisition of other businesses or technologies.

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

ITEM 4. Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief financial Officer, of the effectiveness of the design and operation of Qualstar’s disclosure controls and procedures as of December 31, 2003, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were adequate to ensure that information required to be disclosed in this report is recorded, processed, summarized and reported in a timely basis.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

     On January 10, 2003, Raytheon Company (“Raytheon”) filed a complaint in the United States District Court for the Eastern District of Texas alleging that Qualstar and eight other named defendants infringe a patent owned by Raytheon entitled “Mass Data Storage Library.” Raytheon filed an amended complaint on or about February 6, 2003, which includes an allegation that Qualstar’s tape libraries infringe Raytheon’s patent. The complaint seeks an injunction against all defendants and an unspecified amount of damages. Qualstar responded to the complaint on March 7, 2003 and denied Raytheon’s allegations of infringement. The parties are currently in the process of pre-trial discovery. On January 14, 2004, the Court held a hearing to construe the terms of the claim and we are currently awaiting the Court’s claim construction ruling. The trial has been rescheduled from June 7, 2004 to September 7, 2004 and will be located in Marshall, Texas. Qualstar and our legal counsel continue to analyze Raytheon’s patent and available defenses to the claims of infringement. Based on this analysis, we believe that Raytheon’s claims against us are without merit and we intend to vigorously defend against this complaint. We do not believe the ultimate outcome of this matter will have a material impact on our financial position or results of operations.

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

(b)  Reports on Form 8-K. We filed or furnished the following current reports on Form 8-K during the second quarter of fiscal 2004:

(1) On October 9, 2003, we furnished information pursuant to Item 12 of Form 8-K relating to lower than anticipated revenues for the first quarter of fiscal 2004.

(2) On October 30, 2003, we furnished information pursuant to Item 12 of Form 8-K relating to our results of operations for the first quarter of fiscal 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALSTAR CORPORATION

Dated: February 13, 2004	By:	/s/ WILLIAM J. GERVAIS

William J. Gervais, President,
Chief Executive Officer

Dated: February 13, 2004	By:	/s/ FREDERIC T. BOYER

Frederic T. Boyer
Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.