Form 10-Q
period 2004-03-31
QUALSTAR CORP
filed 2004-05-11
CIK 758938

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes ☐ No ☒

Total shares of common stock without par value outstanding at April 19, 2004 is 12,590,199.

QUALSTAR CORPORATION
FORM 10-Q

For the quarterly period ended March 31, 2004

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

QUALSTAR CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS
MARCH 31, 2004 AND JUNE 30, 2003
(in thousands)

	MARCH 31,	JUNE 30,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,206	$6,236
Marketable securities	33,155	29,857
Receivables, net of allowances of $439 and $260 at March 31, 2004 and June 30, 2003, respectively	3,927	4,535
Inventories	7,131	7,091
Prepaid expenses and other current assets	533	234
Prepaid income taxes	1,128	1,336
Deferred income taxes	939	939

Total current assets	50,019	50,228

Property and equipment, net	1,428	1,557
Other assets	261	311

Total assets	$51,708	$52,096

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,244	$1,136
Accrued payroll and related liabilities	687	432
Other accrued liabilities	1,606	1,469

Total current liabilities	3,537	3,037
Deferred income taxes	191	191

Total liabilities	3,728	3,228

Shareholders’ equity:
Common stock, no par value; 50,000 shares authorized, 12,590 and 12,640 shares issued and outstanding at March 31, 2004 and June 30, 2003, respectively	20,090	20,366
Deferred compensation	—	(140)
Notes from directors	(82)	(156)
Accumulated other comprehensive loss	(133)	(22)
Retained earnings	28,105	28,820

Total shareholders’ equity	47,980	48,868

Total liabilities and shareholders’ equity	$51,708	$52,096

See the accompanying notes to these interim condensed consolidated financial statements.

QUALSTAR CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2004 AND 2003
(UNAUDITED)
(in thousands, except per share data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2004	2003	2004	2003
Net revenues	$8,302	$8,189	$23,834	$25,389
Cost of goods sold	5,295	5,085	14,993	15,959

Gross profit	3,007	3,104	8,841	9,430

Operating expenses:
Research and development	1,070	1,138	3,291	2,905
Sales and marketing	910	921	2,648	2,826
General and administrative	1,697	1,143	4,484	3,083

Total operating expenses	3,677	3,202	10,423	8,814

Income (loss) from operations	(670)	(98)	(1,582)	616
Investment income	142	116	488	502

Income (loss) before provision (benefit) for income taxes	(528)	18	(1,094)	1,118
Provision (benefit) for income taxes	(182)	7	(379)	526

Net income (loss)	$(346)	$11	$(715)	$592

Earnings (loss) per share:
Basic earnings (loss) per share	$(0.03)	$0.00	$(0.06)	$0.05

Diluted earnings (loss) per share	$(0.03)	$0.00	$(0.06)	$0.05

Shares used to compute earnings (loss) per share:
Basic	12,587	12,614	12,574	12,579

Diluted	12,587	12,641	12,574	12,667

See the accompanying notes to these interim condensed consolidated financial statements.

QUALSTAR CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2004 AND 2003
(UNAUDITED)
(in thousands)

	Nine Months Ended
	March 31,
	2004	2003
OPERATING ACTIVITIES:
Net income (loss)	$(715)	$592
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	314	278
Amortization of deferred compensation	140	237
Provision for (recovery of) bad debts and returns	308	(25)
Accrued interest on directors’ notes	(5)	(15)
Changes in operating assets and liabilities:
Accounts receivable	300	3,149
Inventories	(40)	2,540
Prepaid expenses and other assets	(285)	(41)
Prepaid income taxes and income taxes payable	208	(366)
Accounts payable	108	(746)
Accrued liabilities	392	268

Net cash provided by operating activities	725	5,871

INVESTING ACTIVITIES:
Purchases of property, equipment and leasehold improvements	(149)	(428)
Proceeds from sale of marketable securities	31,456	28,857
Purchase of marketable securities	(34,865)	(30,375)
Purchase of assets of N2Power, Inc.	—	(288)

Net cash used in investing activities	(3,558)	(2,234)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	38	144
Repurchase of common stock	(314)	(311)
Principal and interest payments on directors’ notes	79	166

Net cash used in financing activities	(197)	(1)

Net (decrease) increase in cash and cash equivalents	(3,030)	3,636
Cash and cash equivalents at beginning of period	6,236	4,859

Cash and cash equivalents at end of period	$3,206	$8,495

Supplemental cash flow disclosure:
Income taxes paid	$—	$340

See the accompanying notes to these interim condensed consolidated financial statements.

QUALSTAR CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
NINE MONTHS ENDED MARCH 31, 2004
(UNAUDITED)
(in thousands)

					ACCUMULATED
	COMMON STOCK		DEFERRED	NOTES FROM	OTHER COMPREHENSIVE	RETAINED
	SHARES	AMOUNT	COMPENSATION	DIRECTORS	LOSS	EARNINGS	TOTAL
Balance at July 1, 2003	12,640	$20,366	$(140)	$(156)	$(22)	$28,820	$48,868
Amortization of deferred compensation	—	—	140	—	—	—	140
Proceeds from exercise of stock options	13	38	—	—	—	—	38
Retirement of shares pursuant to stock repurchase	(63)	(314)	—	—	—	—	(314)
Accrued interest on directors’ notes	—	—	—	(5)	—	—	(5)
Principal and interest payments on directors’ notes	—	—	—	79	—	—	79
Comprehensive loss:
Change in unrealized losses on investments	—	—	—	—	(111)	—	(111)
Net loss	—	—	—	—	—	(715)	(715)

Comprehensive loss							(826)

Balance at March 31, 2004	12,590	$20,090	$—	$(82)	$(133)	$28,105	$47,980

See the accompanying notes to these condensed consolidated financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2004
(in thousands, except per share data)
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements are unaudited, except for the balance sheet at June 30, 2003 which is derived from our audited financial statements, and should be read in conjunction with the consolidated financial statements and related notes included in Qualstar Corporation’s (“Qualstar,” “us,” “we,” or “our”) Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on September 26, 2003. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting primarily of normal recurring items, which are necessary for the fair presentation of Qualstar’s consolidated financial position as of March 31, 2004, consolidated results of operations for the three months and nine months ended March 31, 2004 and 2003, and consolidated cash flows for the nine months ended March 31, 2004 and 2003. Operating results for the three and nine month periods ended March 31, 2004 are not necessarily indicative of results to be expected for a full year.

NOTE 2. EARNINGS (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted net income (loss) per share for the three months and nine months ended March 31, 2004 and 2003:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2004	2003	2004	2003
Numerator:
Net income (loss)	$(346)	$11	$(715)	$592
Denominator:
Denominator for basic net income (loss) per share — weighted average shares	12,587	12,614	12,574	12,579
Dilutive potential common shares from employee stock options and restricted stock	—	27	—	88

Denominator for diluted net income (loss) per share — adjusted weighted average shares and assumed conversions	12,587	12,641	12,574	12,667

Basic net income (loss) per share	$(0.03)	$0.00	$(0.06)	$0.05

Diluted net income (loss) per share	$(0.03)	$0.00	$(0.06)	$0.05

Shares issuable under stock options of 587,000 and 467,000 at March 31, 2004 and 2003, respectively, have been excluded from the computation of diluted earnings (loss) per share as the effect would have been antidilutive.

NOTE 3. STOCK BASED COMPENSATION

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

	THREE MONTHS		NINE MONTHS
	ENDED		ENDED
	MARCH 31,		MARCH 31,
	2004	2003	2004	2003
Net income (loss) as reported	$(346)	$11	$(715)	$592
Stock-based employee compensation cost included in reported net income (loss)	11	65	140	237
Pro forma stock-based employee compensation cost under SFAS 123	(128)	(162)	(384)	(486)

Pro forma net income (loss)	$(463)	$(86)	$(959)	$343

Earnings (loss) per share:
Basic — as reported	$(0.03)	$0.00	$(0.06)	$0.05

Basic — pro forma	$(0.03)	$0.00	$(0.06)	$0.05

Diluted — as reported	$(0.04)	$(0.01)	$(0.08)	$0.03

Diluted — pro forma	$(0.04)	$(0.01)	$(0.08)	$0.03

Basic Weighted Average Shares	12,587	12,614	12,574	12,579
Diluted Weighted Average Shares	12,587	12,641	12,574	12,667

NOTE 4. MARKETABLE SECURITIES

     Marketable securities consist primarily of high-quality corporate, federal and state government securities. These securities are classified in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. All of the Company’s marketable securities were classified as available-for-sale at March 31, 2004 and June 30, 2003.

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

NOTE 5. INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventory is comprised as follows:

	MARCH 31, 2004	JUNE 30, 2003
Raw materials.	$6,570	$6,454
Finished goods	561	637

	$7,131	$7,091

NOTE 6. COMPREHENSIVE INCOME (LOSS)

     For the nine months ended March 31, 2004 and 2003, comprehensive income (loss) amounted to approximately $(0.8) million and $0.5 million, respectively. The difference between net income (loss) and comprehensive income (loss) relates to the changes in the unrealized losses or gains the Company recorded for its available-for-sale securities.

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

NOTE 8. STOCK REPURCHASE

     On February 12, 2003, the Company announced that the Board of Directors had authorized a stock repurchase program of up to 500,000 shares of the Company’s common stock. The stock repurchase is funded by available working capital. There is no time limit for the completion of the stock repurchase program and it may be discontinued at any time. During the three month period ended March 31, 2004, the Company did not repurchase any shares of its common stock. During the nine month period ended March 31, 2004, the Company repurchased a total of 62,910 shares of its common stock at a total cost of $314,000. From February 12, 2003 through March 31, 2004, the Company had repurchased a total of 139,477 shares of its common stock at a total cost of approximately $658,084, or an average price of approximately $4.72 per share.

NOTE 9. LEGAL PROCEEDINGS

     On January 10, 2003, Raytheon Company (“Raytheon”) filed a complaint in the United States District Court for the Eastern District of Texas alleging that Qualstar and eight other named defendants infringed on a patent owned by Raytheon entitled “Mass Data Storage Library.” Raytheon filed an amended complaint on or about February 6, 2003, which included an allegation that Qualstar’s tape libraries infringed on Raytheon’s patent. On April 2, 2004, Raytheon and Qualstar entered into a written settlement agreement pursuant to which all claims between the parties alleged in the litigation were dismissed with prejudice. The costs to settle this dispute have been included in our results of operations in general and administrative expenses for the most recent quarter and have not had a material adverse effect on our financial position.

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

OVERVIEW

     We design, develop, manufacture and sell automated magnetic tape libraries used to store, retrieve and manage electronic data primarily in network computing environments. Tape libraries consist of cartridge tape drives, arrays of tape cartridges and robotics. The robotics move the tape cartridges from/to their storage locations to/from the tape drives under software control. Our tape libraries provide storage solutions for organizations requiring backup, recovery and archival storage of critical electronic information. Our tape libraries also can provide near-online storage as an alternative to disk drives. Our products are compatible with commonly used computer operating systems, including UNIX, Windows NT, NetWare and Linux. Our tape libraries also are compatible with a wide range of third party storage management software packages, such as those supplied by Computer Associates, EMC, Tivioli and Veritas.

     We offer tape libraries for multiple tape drive technologies, including those using Advanced Intelligent Tape(AIT), Super Advanced Intelligent Tape(SAIT), Super Digital Linear Tape(SDLT), and Linear Tape Open(LTO)tape drives and media. These tape drive technologies compete with each other in terms of their native storage capacity as well as their ability to quickly and efficiently read and write data. Since all models of our tape libraries are required to have tape drives to operate, the overall storage performance of our tape libraries is associated with the performance of the tape drives they contain. Historically, our business has been focused on selling tape libraries that incorporate AIT technology, as the majority of our revenue has been generated from this product line. The current generation of AIT tape drives (AIT3) contain a maximum native capacity of 100 gigabytes per tape. In February of 2003, the capacity of tape drives using the LTO (Linear Tape Open) half-inch tape format was increased to a maximum of 200 gigabytes, native, surpassing that of AIT tape drives. In recent quarters, we have noticed a downward trend in the amount of library shipments which incorporate AIT technology and an upward trend in shipments of libraries which incorporate tape drive technology based upon a half-inch formats such as LTO, SDLT, and SAIT.

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

     In July 2002, we purchased the assets of N2Power, Incorporated, a supplier of ultra small high efficiency open-frame switching power supplies. Power supplies provided by N2Power are utilized within our tape library products as well as sold to other OEM customers for incorporation into their products. Most of the N2Power products are sold under the N2Power brand name through outside sales representatives and distributors to OEM’s. Some N2Power products are sold under private label brands.

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

     Revenue Recognition

     Revenue is recognized upon shipment of products to our customers. Title and risk of loss transfer to the customer when the product leaves our dock in Simi Valley, California. In general, these customers are allowed to return the product, free of penalty, within 30 days of shipment if the product does not meet specification. We record an allowance for estimated sales returns based on past experience and current knowledge of our customer base. Our experience has been such that only a very small percentage of libraries are returned. Should our experience change, however, we may require additional allowances for sales returns.

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

     Accounting for Income Taxes

     We do not currently record a valuation allowance to reduce our deferred tax assets because we believe that the assets are more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event we were to determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

RESULTS OF OPERATIONS

The following table sets forth items in our statement of operations as a percentage of net revenues for the periods presented. The data has been derived from our unaudited condensed consolidated financial statements.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	63.8	62.1	62.9	62.9

Gross profit	36.2	37.9	37.1	37.1

Operating expenses:
Research and development	12.9	13.9	13.8	11.4
Sales and marketing	11.0	11.2	11.1	11.1
General and administrative	20.4	14.0	18.8	12.1

Total operating expenses	44.3	39.1	43.7	34.6

Income (loss) from operations	(8.1)	(1.2)	(6.6)	2.5
Investment income	1.7	1.4	2.0	2.0

Income (loss) before provision (benefit) for income taxes	(6.4)	0.2	(4.6)	4.5
Provision (benefit) for income taxes	(2.2)	0.1	(1.6)	2.2

Net income (loss)	(4.2)%	0.1%	(3.0)%	2.3%

Revenues are recognized upon shipment of the product to the customer, less estimated returns, for which provision is made at the time of sale. The following table summarizes our revenue by major product line:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Tape library revenues:
TLS	56.9%	67.9%	58.3%	67.7%
RLS	17.5	6.4	16.0	4.0

	74.4	74.3	74.3	71.7

Other revenues:
Service	5.8	6.8	7.3	6.2
Media	11.7	9.3	6.4	8.1
9 Track, Spares, Upgrades, Power Supplies	8.1	9.6	12.0	14.0

	100.0%	100.0%	100.0%	100.0%

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003.

     NET REVENUES. Net revenues for the three months ended March 31, 2004 were $8.3 million, compared with net revenues of $8.2 million for the three months ended March 31, 2003, an increase of $0.1 million. Although overall revenue was relatively unchanged in the third quarter of fiscal 2004, compared to the same quarter a year ago, there was a change in the composition of net revenues. During the quarter ended March 31, 2004, we derived more of our net revenues from the sale of RLS tape libraries, as a percentage of net revenues, than we did in the same quarter a year ago.

     GROSS PROFIT. Gross profit represents the difference between our net revenues and cost of goods sold. Cost of goods sold consists primarily of purchased parts, direct and indirect labor costs, rent, technical support costs, depreciation of plant and equipment utilities, and packaging costs. Gross profit was $3.0 million, or 36.2% of net revenues, for the three months ended March 31, 2004, compared to $3.1 million, or 37.9% of net revenues, for the three months ended March 31, 2003. The decrease in our gross profit as a percentage of net revenues was primarily due to a shift in our product mix. During the three month period ended March 31, 2004, we sold fewer large libraries than we did in the same period one year prior. In general, larger tape libraries (up to 12 tape drives and 120 – 600 tape slots per library) have higher gross margins than do smaller libraries (up to 6 tape drives and 10 – 120 tape slots per library). Although a majority of our net revenue comes from the sale of tape libraries and drives, other products such as tape media and service contracts can influence our overall gross profit margin. Tape media, which is available through general distribution channels, historically has had lower gross margins when compared to the tape libraries and drives in which it is used. During the quarter, a larger portion of our net revenues were attributable to media shipments. Furthermore, our service revenues are reported net of cost, therefore decreasing overall company gross margin in periods where service revenues have declined. During the three month period ended March 31, 2004, we generated a lower percentage of our net revenue from service than in the same period last year.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of employee salaries and benefits, consulting fees, purchased parts and supplies used in development activities of our Advanced Development Group located in Boulder, Colorado, as well as our engineering group located in Simi Valley, California. Research and development expenses for the three months ended March 31, 2004 were $1.1 million, or 12.9% of net revenues, as compared to $1.1 million, or 13.9% of net revenues, for the three months ended March 31, 2003. The level of research and development expenses in absolute dollars remained the same, and is attributed to our ongoing release / improvement of our RLS and TLS library series as well as our Advanced Development Group’s multi-year research and development initiative, which we established in late fiscal 2002 to develop a new line of enterprise-class tape libraries. We expect research and development expenses to remain at approximately the current level in absolute terms in the fourth quarter of fiscal 2004.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of employee salaries and benefits, sales commissions, trade show costs, advertising, and travel related expenses. Sales and marketing expenses for the three months ended March 31, 2004 were $0.9 million or 11.0% of net revenues, compared to $0.9 million, or 11.2% of net revenues, for the three months ended March 31, 2003. We expect sales and marketing expenses to remain equal to or slightly increase from prior levels.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of employee salaries and benefits, business insurance, provision for doubtful accounts and returns, professional fees, legal expenses, and deferred compensation related to stock options and deferred equity incentives. General and administrative expenses for the three months ended March 31, 2004 were $1.7 million, or 20.4% of net revenues, compared with $1.1 million, or 14.0% of net revenues, for the three months ended March 31, 2003. The increase in general and administrative expenses was due primarily to legal fees and costs associated with the settlement of the Raytheon patent infringement lawsuit. We do not expect to incur any additional costs related to this litigation in the future. In addition, we increased our provision for bad debts by $0.2 million in the current quarter as the result of financial difficulties experienced by two customers. We expect general and administrative expenses to decrease during the fourth quarter of fiscal 2004.

     INVESTMENT INCOME. Investment income was $142,000 in the quarter ended March 31, 2004, comparable with investment income of $116,000 in the quarter ended March 31, 2003.

     PROVISION (BENEFIT) FOR INCOME TAXES. We recorded a benefit for income taxes of $(182,000) equal to 34.5% of our pre-tax loss, for the three months ended March 31, 2004. This compares with a provision for income taxes of $7,000, or 38.9% of pre-tax income for the three months ended March 31, 2003. The percentage of the provision for income taxes to pre-tax loss, for the three months ended March 31, 2004, was recorded to yield an annualized effective tax rate of 34.6% based on a year to date tax provision estimate, and is comparable to our fiscal year 2003 rate of 33.3%. Future operating results may change this estimate.

Nine Months Ended March 31, 2004 Compared to Nine Months Ended March 31, 2003.

     NET REVENUES. Net revenues for the nine months ended March 31, 2004 were $23.8 million, compared with net revenues of $25.4 million for the nine months ended March 31, 2003, a decrease of $1.6 million. Revenue was lower for the nine months ended March 31, 2004 due to reduced demand for our tape libraries which incorporate AIT (Advanced Intelligent Tape) technology. Although we offer all major tape formats in our libraries, historically we have sold mostly AIT-based tape libraries. Recently, sales of our libraries incorporating half-inch tape technologies, such as LTO, SAIT (Super Advanced Intelligent Tape), and SDLT have been increasing, but these increases have not been sufficient to offset the decline in sales of our libraries using AIT tape technology.

     GROSS PROFIT. Gross profit was $8.8 million or 37.1% of net revenues, for the nine months ended March 31, 2004, compared to $9.4 million, or 37.1% of net revenues, for the nine months ended March 31, 2003. Gross profit as a percentage of net revenues was comparable.

     RESEARCH AND DEVELOPMENT. Research and development expenses for the nine months ended March 31, 2004 were $3.3 million, or 13.8% of net revenues, as compared to $2.9 million, or 11.4% of net revenues, for the nine months ended March 31, 2003. The increase in research and development costs is primarily due to an increase in employee salary and benefit costs associated with our multi-year research and development initiative at our Advanced Development Group, which we established in late fiscal 2002 in Boulder, Colorado.

     SALES AND MARKETING. Sales and marketing expenses for the nine months ended March 31, 2004 were $2.6 million, or 11.1% of net revenues, compared to $2.8 million, or 11.1% of net revenues, for the nine months ended March 31, 2003.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses for the nine months ended March 31, 2004 were $4.5 million, or 18.8% of net revenues, compared with $3.1 million, or 12.1% of net revenues, for the nine months ended March 31, 2003. The increase in general and administrative expenses was due primarily to legal fees and costs associated with our settlement of the Raytheon patent infringement lawsuit. We do not expect to incur any additional costs related to this litigation in the future. In addition, our provision for bad debts is higher in the current fiscal year than compared to the prior year.

     INVESTMENT INCOME. Investment income for the nine months ended March 31, 2004 was $488,000 comparable with investment income of $502,000 for the nine months ended March 31, 2003.

     PROVISION (BENEFIT) FOR INCOME TAXES. The benefit for income taxes was $(379,000), or 34.6% of pre-tax loss, for the nine months ended March 31, 2004, compared to a provision for income taxes of $526,000, or 47.0% of pre-tax income, for the nine months ended March 31, 2003. The decrease in the percentage of the provision (benefit) for income taxes to pre-tax income (loss) was primarily due to $60,000 of additional provision, net of certain items, taken during the three months ended December 31, 2002 for items relating to prior years.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have funded our capital requirements with net cash provided by operating activities. Net cash provided by operating activities was $0.7 million in the nine months ended March 31, 2004 and $5.9 million in the nine months ended March 31, 2003. For the nine months ended March 31, 2004, cash provided by operating activities was primarily provided by collection of accounts receivable and the receipt of a tax refund. For the nine months ended March 31, 2003, cash provided by operating activities was primarily provided by collection of accounts receivable and reductions in inventory levels.

     Net cash used in investing activities was $3.6 million and $2.2 million during the first nine months of fiscal years 2004 and 2003, respectively. The cash used in investing activities for these periods was primarily attributed to purchases of marketable securities.

     There was no significant cash used or provided by financing activities during the nine month period ended March 31, 2004, or March 31, 2003.

     On February 12, 2003, we announced that our Board of Directors had authorized a program to repurchase up to 500,000 shares of our common stock in open market transactions, block purchases or private transactions. These stock repurchases will be funded by available working capital and are not expected to negatively impact our liquidity. There is no time limit for the completion of the stock repurchase program and it may be discontinued at any time. We used $314,000 to repurchase common stock during the nine months ended March 31, 2003.

     As of March 31, 2004, we had $3.2 million in cash and cash equivalents and $33.2 million in marketable securities. We believe our existing cash and cash equivalents, plus anticipated cash flows from our operating activities, and funds available from the sale of our marketable securities, will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. We may utilize cash to invest in businesses, products or technologies we believe are strategic. We periodically evaluate other companies and technologies for possible investment by us. In addition, we have made and expect to make investments in companies with whom we have identified potential synergies. However, we have no present commitments or agreements with respect to any material acquisition of other businesses or technologies.

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

ITEM 4. Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief financial Officer, of the effectiveness of the design and operation of Qualstar’s disclosure controls and procedures as of March 31, 2004, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were adequate to ensure that information required to be disclosed in this report is recorded, processed, summarized and reported in a timely basis.

     There have been no significant changes made in our internal controls over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

     On January 10, 2003, Raytheon Company (“Raytheon”) filed a complaint in the United States District Court for the Eastern District of Texas alleging that Qualstar and eight other named defendants infringed on a patent owned by Raytheon entitled “Mass Data Storage Library.” Raytheon filed an amended complaint on or about February 6, 2003, which included an allegation that Qualstar’s tape libraries infringed on Raytheon’s patent. On April 2, 2004, Raytheon and Qualstar entered into a written settlement agreement pursuant to which all claims between the parties alleged in the litigation were dismissed with prejudice. The costs to settle this dispute have been included in our results of operations in general and administrative expenses for the most recent quarter and have not had a material adverse effect on our financial position.

     Qualstar may be involved in litigation or other legal proceedings from time to time in the normal course of business.

ITEM 4. Submission of Matters to a Vote of Security Holders

     The following matters were voted upon at the Annual Meeting of Stockholders of the Company held on February 12, 2004:

1.	The following persons were elected as directors to serve a one year term expiring at the Annual Meeting of Stockholders to be held in 2005 or until their successors are elected and qualified:

	Number of Votes Cast
Name	For	Authority Withheld
William J. Gervais	11,311,830	264,228
Richard A. Nelson	11,312,330	263,728
Bruce E. Gladstone	11,491,601	84,457
Robert E. Rich	11,341,530	234,528
Trude C. Taylor	11,491,344	84,714
Robert T. Webber	11,491,601	84,457

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K. We filed or furnished the following current reports on Form 8-K during the third quarter of fiscal 2004:

(1) On January 5, 2004, we furnished information pursuant to Item 12 of Form 8-K relating to higher than anticipated revenues for the second quarter of fiscal 2004.

(2) On February 5, 2004, we furnished information pursuant to Item 12 of Form 8-K relating to our results of operations for the second quarter of fiscal 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALSTAR CORPORATION

Dated: May 10, 2004	By:	/s/ WILLIAM J. GERVAIS

William J. Gervais, President,
Chief Executive Officer

Dated: May 10, 2004	By:	/s/ FREDERIC T. BOYER

Frederic T. Boyer
Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.