Form 10-K
period 2004-06-30
QUALSTAR CORP
filed 2004-09-24
CIK 758938

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-30083

Qualstar Corporation

(Incorporated under the laws of the State of California)	95-3927330 (I.R.S. Employer Identification No.)

3990-B Heritage Oak Court

Simi Valley, CA 93063
(805) 583-7744

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑

      As of December 31, 2003, the aggregate market value of the common equity held by non-affiliates of the registrant was approximately $34,037,000.

      The total shares of common stock without par value outstanding at September 16, 2004 is 12,608,199.

DOCUMENTS INCORPORATED BY REFERENCE

      Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K are incorporated by reference from the registrant’s definitive proxy statement for its annual meeting of shareholders, which will be filed with the Commission on or before October 28, 2004.

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

Introduction

      We design, develop, manufacture and sell automated magnetic tape libraries used to store, retrieve and manage electronic data primarily in network computing environments. Tape libraries consist of cartridge tape drives, tape cartridges and robotics to move the cartridges from their storage locations to the tape drives under software control. Our tape libraries provide data storage solutions for organizations requiring backup, recovery and archival storage of critical electronic information. Our products are compatible with commonly used operating systems, including UNIX, Windows, NetWare, MAC and Linux. Our tape libraries are also compatible with a wide range of storage management software packages, such as those supplied by Computer Associates, EMC/ Legato, Tivoli, Veritas, CommVault and BakBone Software. We offer tape libraries for multiple tape drive technologies, including AIT, Super AIT, SuperDLT and LTO.

      We sell our tape libraries worldwide, primarily to value added resellers, system integrators and original equipment manufacturers. These customers typically integrate our tape libraries with software from third party vendors and related hardware such as servers and network components to provide storage solutions, which are then sold to end users. We configure our libraries based on each customer’s individual requirements, with a normal delivery time of one to three working days. This rapid fulfillment of customer orders allows our resellers to minimize their inventory levels and allows us to compete effectively with distribution channels used by our competitors.

      Qualstar was incorporated in California in 1984. Our initial products were IBM compatible 9-track reel-to-reel tape drives. In 1995, we entered the tape automation market with a series of tape libraries incorporating 8mm tape drives. Since that time, we have introduced a succession of tape library models designed to work with the leading automation capable tape drive technologies. Automated tape libraries and related products, such as tape drives and tape media, represented approximately 81.4% of revenues for fiscal 2004, approximately 79.8% of revenues for fiscal 2003, and approximately 82.9% of revenues for fiscal 2002. Sales of 9-track tape drives, services and other products accounted for the balance of our revenues.

      In July 2002, we purchased the assets of N2Power, Incorporated, a supplier of ultra small high efficiency open-frame switching power supplies. Power supplies provided by N2Power are utilized within our tape library products as well as sold to original equipment manufacturers for incorporation into their products. N2Power products are sold under the N2Power brand name as well as under a private label brand name through independent sales representatives and distributors. Revenues from N2Power products have not been material as a percentage of total revenues for fiscal 2004 and fiscal 2003.

Industry Background

      Storing, managing and protecting data has become critical to the operation of many enterprises as the world economy becomes increasingly information dependent. The data storage industry is growing in response to the increase in the amount of data that is generated and that must be preserved. The amount of data has been increasing due to the growth in the number of computers, the number, size and complexity of computer networks and software applications, and the emergence of new applications such as image processing, e-commerce, internet services, medical image storage, video and motion picture image storage, and other multi-media applications. In addition, businesses continue to generate increasing amounts of traditional business information with respect to their products, customers and financial data. This increase in the amount of data that is generated stimulates increases in the demand for data storage and the management of this data.

Factors Driving Growth in Data Storage

•	Increased demand from Internet and e-commerce businesses. The growth in the Internet and e-commerce has created businesses that depend on the creation, access to and archival storage of data. We believe this demand will continue to grow as individuals and businesses increase their reliance on the Internet for communications, commerce and data retrieval.

•	Growth in new types of data. New types of data are also fueling the growth in data storage. For example, graphics, audio and MP3, video, medical and security images, and multi-media uses such as video on demand, require far greater storage capacity than text and financial data.

•	Recognition of the critical importance of data. Corporate databases contain useful information about customer records, order patterns and other factors that can be analyzed and transformed into a valuable asset and a competitive advantage. The ability to efficiently store, manage and protect this information is important to the value and success of many businesses. The usefulness of past and present data is further enhanced by new sophisticated data mining software applications that can access and analyze large databases.

•	Growing awareness of the need for disaster protection. Companies are recognizing that without their data they may not survive. Natural disasters, as well as overt and covert actions targeted at individual companies, classes of users or whole countries, can destroy data and entire data centers, threatening a company’s very existence. Systematic replication and secure off-site storage of corporate data is recognized as the best defense against catastrophic data loss. Tape libraries are a key technology in virtually every corporate data disaster protection plan.

•	Compliance with new regulatory requirements for records retention. Many businesses now have to deal with new regulatory requirements from various governmental agencies that require businesses to retain data for longer periods of time. The regulations that have received the most visibility include HIPAA requirements covering medical records; Sarbanes-Oxley, which addresses corporate governance; and Rule 17a under the Securities Exchange Act of 1934, regarding recordkeeping requirements for the securities industry. These regulations and others are projected to increase demand for long-term storage capacity over the next few years.

•	Growth in network computing applications and data. The use of computer networks has shifted critical information and applications to network servers to allow more people to gain access to stored data as well as to create new data. As the speed of network computing has increased, numerous new applications have become feasible such as computer fax, e-mail and voicemail, all of which generate progressively more data. Organizations are increasingly aware of the need to protect this data, as networks become a mission-critical element of many operations.

•	Decrease in the costs of storing data. The costs of data storage have decreased with advances in technology and improved manufacturing processes. We expect these costs to continue to decrease. The decrease in costs encourages the storage of more data and makes it more cost effective to add storage capacity than to remove old data, which in the past may have been purged periodically.

Advances in Storage Management Technologies

      The growth in data is contributing to an evolution in traditional storage solutions. New technologies are designed to provide high-speed connectivity for data-intensive applications across multiple operating systems, including UNIX, Windows, NetWare, MAC and Linux. These new methods of storage and data management technologies include the following:

•	Fibre Channel. Fibre Channel is an interface technology based on industry standards for the connection of storage devices to networks. Interface is the term used to describe the electronics, cabling and software used to facilitate communications between devices. With Fibre Channel, users are better able to share stored information with other storage devices and servers over longer distances, with data transfer speeds significantly faster than the most common interface technology in use today, thereby increasing the importance of storage area networks.

•	Storage Area Networks. Storage Area Network, or SAN, architecture applies the inherent benefits of a networked approach to data storage applications, which allows data to move efficiently and reliably between multiple storage devices and servers. The benefits of SAN architecture also include increasing the expandability of existing storage solutions and providing a higher level of connectivity than exists with traditional technologies. Additionally, SANs are able to provide these benefits across multiple operating systems.

•	Advanced storage management software. This software automatically migrates infrequently accessed data to the lower cost storage medium such as a tape library. A user’s request for this data at some later date will recall the data automatically from the tape library. This process reduces the overall storage cost by using the least expensive storage medium to store data that is not expected to be needed on a frequent basis. Advances in storage management software have increased the ability of businesses to more cost-effectively store, manage and retrieve important data, which in turn allows businesses to operate more efficiently.

•	Network Attached Storage. Current storage devices are dependent on a file server for all commands and control. Network attached storage devices give storage devices file server functionality, which allow users to plug a storage device directly into a network without requiring a separate file server. This allows users to maintain, or even enhance, system performance while saving on both time and cost.

Types of Data Storage

      Current non-volatile storage solutions are based primarily on two technologies: magnetic disk and magnetic tape. These technologies represent a compromise among a variety of competing factors including capacity, cost, speed, portability and data reliability. Magnetic tapes are removable, which allows them to be transported easily to an off-site location for security or protection from natural disasters. Magnetic disks provide quicker access to stored data and generally are used when speed is important. Less frequently used data is often migrated from magnetic disks to tape storage. Tape libraries provide a near-online solution, where less frequently used data files are stored on tape at substantially lower cost compared to disk while still providing automated access.

Tape Libraries and Applications

      Tape libraries automate the tape loading process, eliminate errors induced by human operators, and enhance security compared to tapes that must be retrieved and loaded manually. Tape libraries can also be operated from remote locations around the clock, thus, eliminating the need for an operator. Automated tape libraries are a key component in a company’s overall storage solution and data protection strategy.

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

      Current and emerging applications for tape libraries include:

•	Automated backup. Backup is the creation of a duplicate copy of current data for the purpose of recovering the data in the event the original is lost or damaged. An automated tape library, in conjunction with storage management software, can backup network data at any time without human intervention. A library with multiple tape drives can backup data using all of its drives simultaneously, thus significantly speeding up the recording process. Backup tapes can be removed from the library and stored in an off-site location for protection against a loss of the primary site.

•	Archiving. Archiving is the storage of data for historical purposes. When information is stored on tape, automated tape libraries, under application control can catalog tapes for future retrieval and prevent unauthorized removal or corruption of data by using password or key lock protection. Archival tapes provide a historic record for use in fraud detection, audit, legal and other processes. Tape libraries are also used for archiving due to benefits offered by the tape medium, such as long-term data integrity, resistance to environmental contamination, ease of relocation, low cost, and the availability of “Write Once Read Many” or WORM tapes.

•	Digital video. Digital recording of camera images for surveillance and security purposes is an alternative to traditional analog VHS recording in installations such as airports, retail stores, government facilities and gaming operations. This is an important market opportunity because tape libraries eliminate the need for operators to load, unload, store and retrieve the large number of tapes created in these facilities. Library based systems index, store and play back the video images on demand, significantly reducing the retrieval time and cost of operation when compared to VHS recording and playback devices. Digital recording technology provides enhanced resolution and accommodates the recording of transaction information such as cash register data and credit card data alongside the video image, which is not possible with VHS recording technology.

•	Image management. Storage-intensive applications such as satellite mapping and medical image management systems are turning to tape libraries because of the cost advantage over traditional storage methods. X-ray images or MRI results, for instance, must frequently be kept on file for years. Storing a digitized image in a tape library costs considerably less than storing a film copy, and can be retrieved years later with the click of a mouse.

Distribution of Tape Library Products

      The requirements for storage solutions vary depending on the size of an enterprise, the type of data generated and the amount of data to be stored. With the increased dependence on stored data, most organizations, regardless of their size, have a heightened need for storage solutions that integrate devices such as tape drives, tape libraries and storage management software. Those organizations with sufficient in-house information technology resources can rely on their internal infrastructure and expertise to design, purchase and implement their own storage solutions. These organizations may elect to purchase equipment from distributors or directly from the original equipment manufacturers. Many organizations, however, do not have sufficient in-house resources but have the same need for data storage solutions. These organizations often look to value added resellers to design, supply and install their storage solutions.

      Value added resellers develop and install storage solutions for enterprises that face complex storage needs but lack the in-house capability of designing and implementing the proper solution or have chosen to outsource these functions. Typically, the value added reseller will select among a variety of different hardware technologies and software options, as well as provide installation and other services, to deliver a complete storage solution for the end user. Value added resellers require rapid turnaround of orders, custom configuration of tape libraries, drop shipment to their customer’s site, compatibility with multiple tape formats and software, and marketing and technical support.

      Original equipment manufacturers generally resell products made by others under their own brand name and typically assume responsibility for product sales, service and support. Original equipment manufacturers enable manufacturers, such as Qualstar, to reach end users not served by other channels and to serve select vertical markets where specific original equipment manufacturers have exceptional strength. Original equipment manufacturers require special services such as product configuration control, extensive qualification testing, custom colors and private labeling.

Our Solutions

      We offer storage solutions that respond to the growing data management challenges facing businesses today, while addressing the unique needs of value added resellers and original equipment manufacturers.

      We believe that high reliability is important to the end users of our products due to the critical nature of the data that is being stored, shorter time periods available for the back-up operations, and the operation of backup systems during hours when personnel may not be available to respond to problems. To address these concerns, we emphasize quality and reliability in the design, manufacturing and testing of our products which reduces the potential for product failures and results in products that require little maintenance.

      The technology utilized in automated tape libraries is continuously evolving due to advances in data recording methods, component cost reductions, advances in semiconductor and microprocessor technologies, and a general trend toward miniaturization in the electronics industry. This changing technology requires that we continuously develop and market new products to prevent our product lines from becoming obsolete.

      Our tape libraries are compatible with over forty-five(45) third-party storage management software packages, including those supplied by Computer Associates, EMC/ Legato, Tivoli, Veritas, CommVault and BakBone Software. Storage management software enables network administrators to allocate the use of storage technologies among user groups or tasks, to manage data from a central location, and to retrieve, transfer and backup data between multiple workstations. We believe that storage management software is a crucial component of any automated storage installation, and lack of compatibility is a significant barrier to entry for new tape library competitors. To ensure compatibility, our engineers work with the application software vendors during the product development cycles. We do not have contracts with any application software vendors, nor do we need access to their software code to design our products. We maintain relationships with them by supplying tape libraries so they can qualify their software to work with our tape libraries and by evaluating their software for compatibility with our tape libraries. We also support our relationships with them by keeping them informed about current and anticipated changes to our products and by referring business to them when value added resellers or end users inquire about storage management software sources.

Strategy

      Our goals are to enhance our position as a supplier of automated tape libraries and to increase our market share in each of the tape formats in which we compete. To achieve these goals, we intend to:

•	Offer libraries for multiple tape drive technologies. We offer tape libraries for a range of tape drive technologies, including AIT, Super AIT, SuperDLT, and LTO. By offering products based on multiple tape drive technologies, we reduce our dependence on the success of any single technology and can offer products that target the specific preferences of resellers and original equipment manufacturers and their end user customers.

•	Focus on value added reseller channels. We sell our products primarily through selected value added resellers who have a strong market presence, have demonstrated the ability to work directly with end users, and who maintain relationships with major vendors of storage management software. Because we market our products primarily through this channel, we have implemented a variety of programs to support and enhance our relationships with our reseller partners. These programs are designed to benefit the reseller and increase the likelihood of selling our products. We intend to maintain our marketing presence in support of this channel. We conduct business with our value added resellers on an individual purchase order basis and no long-term purchase commitments are involved.

•	Maintain and strengthen original equipment manufacturer relationships. We sell our products to several companies under private label or original equipment manufacturer relationships. Original equipment manufacturer sales enable us to reach some end users not served by our value added resellers. The same product characteristics that make our tape libraries attractive to value added resellers also are important to original equipment manufacturers. We will continue to pursue and develop opportunities with original equipment manufacturers. We conduct business with our original equipment manufacturer customers on an individual purchase order basis and no long-term purchase commitments are involved.

•	Develop libraries for new tape technologies. The tape drive industry is continuously advancing the state of technology. We will continue to design new libraries for those technologies that appear promising and that meet our standards for capacity, quality and reliability.

•	Maintain our rate of innovation. We plan to maintain our high level of research and development to exploit emerging technologies and product opportunities. We intend to continue the expansion of our product lines to incorporate higher capacities and new technologies.

      We believe that our experience, efficiency and strict control over the development and manufacture of new products are key factors in the successful execution of our strategy. We design our tape libraries with a high percentage of common parts, use quality components and minimize the number of moving parts. We utilize proprietary techniques in the design, production and testing of our libraries in order to simplify the manufacturing process and reduce our costs. We produce all of our products at a single facility and control our inventory closely to provide rapid delivery to our customers. These steps allow us to design and bring to market new products rapidly in response to changing technology.

Products

Tape Libraries

      We offer a number of tape library families, each capable of incorporating one or more tape drive technologies, as summarized in the following table:

	Models in	Tape Drive	Range of Tape	Maximum Capacity
Product Family	Product Family	Technology	Cartridges	in Terabytes(1)

TLS-4000	10	Sony AIT	12 to 600	120.0
TLS-5000	4	Sony SAIT	33 to 264	132.0
TLS-6000	6	Quantum SDLT	10 to 240	72.0
TLS-8000	6	LTO	11 to 264	52.8
RLS-4000	4	Sony AIT	22 to 70	14.0
RLS-5000	2	Sony SAIT	16 to 44	22.0
RLS-6000	1	Quantum SDLT	27	8.1
RLS-8000	3	LTO	16 to 44	8.8

(1)	A Terabyte is one million megabytes, or one thousand gigabytes. The table shows native capacity and excludes gains from data compression, which can increase capacity by more than 100%.

      Some of our tape library families include a number of models that differ in storage capacity, price and features. Our libraries are installed in network computing environments ranging from small departmental networks to enterprise-wide networks supporting hundreds of users. We believe that selling products for multiple tape drive technologies insulates us somewhat from the dynamics of the marketplace as various tape standards compete for market share. This helps our products appeal to the broadest possible range of end user market segments. This wide range of products makes us a one-stop supplier for our value added reseller and original equipment manufacturer customers, enabling them to meet most end user requirements for a specific tape format. Our wide range of products for competing tape drive technologies also helps to insulate us from the occasional supply shortages from tape drive or tape media manufacturers.

      Tape libraries generally contain two or more tape drives and from several to thousands of tapes. We concentrate our product offerings in the mid-range of 10 to 600 tapes. We design our tape libraries for continuous, unattended operation. Multiple tape drives allow simultaneous access to different data files by different users on the network, and increase the rate at which data can move on to, out of, or within the network. A library with multiple tape drives can back up data using all drives simultaneously, significantly speeding up the recording process. Within the library, tape cartridges are stored in removable magazines, allowing for easy bulk removal of the tapes. Our libraries also offer features such as barcode readers to scan cartridge labels and an input/output port for importing and exporting individual tapes under system control. Several of our library models are expandable in the field by increasing the number of tape storage positions. This feature provides the end user with the ability to increase data capacity as storage needs grow.

      We offer automated tape libraries with different data storage capacities and data transfer rates. We continue to develop and release new libraries to expand our product offerings to meet the changing demands of the marketplace. In addition, we continue to enhance and improve our existing products to maintain our competitive position in the marketplace.

      Our tape libraries incorporate a number of specialized features that we believe improve reliability, serviceability and performance, including:

•	Rapid tape drive replacement. We design our libraries so that a tape drive can be replaced quickly without special tools. This feature minimizes the off-line time required when a tape drive must be replaced, and frequently avoids the high cost and delays of a service call.

•	Fibre Channel connectivity. We offer a Fibre Channel option on all of our models for connection to Storage Area Networks and other high performance applications.

•	Closed-loop servo control. Our tape libraries use digital closed-loop servo control for robotic motion to provide precise tape handling. This yields robotic motion that is smooth, repeatable and highly reliable.

•	Brushless motors. Motors are a key component in any robotic system. We use only brushless electric motors in our tape libraries. Brushless motors provide longer life and less electrical noise compared to conventional brush-type motors. We build many of our own motors in order to obtain optimum performance and reliability.

•	Variable Input/ Output Port. Our VIOP feature allows users to select the number of cartridge slots to be dedicated to bulk import or export of media to or from the library.

•	Remote management. Many larger companies with global back-up solutions or disaster management programs require tape libraries that can be put off-site in various regions, but that must be administered from a single location. With Q-Link, our remote library manager, customers can put libraries anywhere in the world and manage them from a single administrative hub using a standard web browser.

      Our flagship product line, the TLS Series, is specifically designed to be placed on the floor or on a tabletop, without the need for a special equipment rack. If requested, we provide our customers with an adapter kit for rack mounting some models. Other manufacturers design libraries primarily for rack mounting, and supply an adapter for tabletop use.

      Our RLS Series of tape libraries are designed to fit efficiently in equipment racks and provide back-up capacity in only five standard units, or a total of 8.75 inches of rack space. In addition, the RLS was designed to support dual-redundant power supplies and hot-swappable tape drives.

Other Products

      We manufactured 9-track auto-loading reel-to-reel tape drives since 1990. Demand for 9-track tape drives had been declining for many years. Therefore, we announced the end of the life for 9-track tape drives in September 2002 with final revenue shipments in the second quarter of fiscal 2004. In addition to our tape libraries, we sell ancillary products such as tape media, tape magazines, cables, bar code labels and adapters for rack mounting our TLS Series tape libraries.

      In July 2002, we purchased the assets and intellectual property of N2Power, Incorporated, a privately held company located in Newbury Park, California. Our N2Power division designs, manufactures, and sells ultra small high-efficiency open-frame switching power supplies based on its patented technology. N2Power products are used in our tape libraries and sold to original equipment manufacturers and a private label distributor.

Sales and Marketing

Sales

      We sell our tape library products primarily through value added resellers. Our sales force will initiate contact with value added resellers who are candidates to sell our tape libraries. We strive to develop relationships with resellers who have expertise in storage management applications, established relationships with end users and the experience to understand and satisfy their customers’ needs.

      We believe that by selling directly to value added resellers, we have an advantage over competitors who will often sell directly to end users, thereby competing with their resellers. Some of the advantages of our strategy include the following:

•	Higher profit margins. Focusing on this channel, we achieve economies that result in higher profit margins to be shared by both the reseller and us.

•	Custom configurations. We offer custom configurations of our products, such as special paint, private branding and non-standard options, on very short notice.

•	Channel conflicts avoided. We refer all end user inquiries to our reseller partners. Because they know that we will not sell directly to the end user, there is an attitude of cooperation between the reseller and us. Frequently, our sales force will make end user visits with resellers to help close a pending sale.

•	Credit. We extend credit to resellers who meet our credit requirements.

•	Rapid delivery. We generally ship a product within one to three working days of confirming an order, rivaling the delivery time of many distributors.

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

      In May 2004 we entered into a non-exclusive agreement with Ingram Micro, Inc. to sell our products to smaller VARs who in turn sell to end users. Under the agreement, select RLS Series models called TeraLoaders are available through Ingram Micro. Commercial distribution is a new sales channel for us and there were no revenues from this channel in fiscal 2004.

      Our international sales are currently directed from our corporate offices in Simi Valley, California. European sales are coordinated through our European sales office in the United Kingdom. We intend to continue to develop our international markets to create additional outlets for our products. All of our international sales are denominated in U.S. dollars. Revenues from customers outside of North America were approximately $10.2 million or 32.4% of revenues in fiscal 2004, approximately $9.9 million or 29.4% of revenues in fiscal 2003, and approximately $12.1 million or 32.2% of revenues in fiscal 2002.

      Our sales are spread across a broad customer base. For the year ended June 30, 2004, no single customer accounted for more than 10% of our revenue.

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

      We train our resellers to sell our products and to answer customers’ questions. We advertise in key publications, and participate in trade shows. We display our products under the Qualstar brand name at various trade shows and participate in other trade shows in partnership with our principal suppliers and resellers. We support our marketing and customer support with a website that features comprehensive marketing and product information.

      We conduct sales and technical training classes for our resellers. We also conduct various promotional activities for resellers and end users, including product-specific rebates and co-operative advertising.

Customer Service and Technical Support

      We believe that strong customer service and technical support is an essential aspect of our business. Our customer service and technical support efforts consist of the following components:

•	Technical support. Our technical support personnel are available twenty-four hours per day, Monday through Friday. Technical support personnel are available to all customers at no charge by telephone, facsimile and e-mail to answer questions and solve problems relating to our products. Our technical support personnel are trained in all aspects of our products. Our support staff is located at our headquarters in Simi Valley, California. We sell service contracts for on-site service of our tape libraries installed within the United States and Canada, which are fulfilled by IBM Corporation and on-site service contracts sold in Europe are fulfilled by Eastman Kodak S.A. Commercial Imaging Group.

•	Sales engineering. Our engineers provide both pre-and post-sales support to our resellers. Engineers typically become involved in more complex problem-solving situations involving interactions between our products, third-party software, network server hardware and the network operating systems. Engineers work with resellers and end users over the telephone and at an end user site as required.

•	Training. We offer a product maintenance training program for end users, value added resellers, original equipment manufacturers, distributors and customer service and technical support personnel. We conduct training classes at our headquarters and on-site as appropriate.

•	Warranty. The warranty period on our tape libraries is three years. Some TLS and all RLS models have three year advance replacement warranty coverage that provides for replacement of components or, if necessary, complete libraries. All other TLS models have a one year advance replacement warranty with the second and third year being return-to-factory for service at no charge. Customers may purchase extended advance replacement service coverage and on-site service if they are located in the United States, Canada and most countries within Europe.

Manufacturing and Suppliers

      We manufacture all products at our facility in Simi Valley, California. We currently operate five assembly lines during one daily eight-hour shift. As needs require, we have the ability to add a second or third shift to increase our capacity.

      To respond rapidly to orders, we build our tape libraries to a semi-finished state, perform full testing and then place the tape libraries in a holding area until an order is received. Once an order is confirmed, we remove the unit from the holding area, install tape drives and configure the unit to meet the specific requirements of the order, retest and then ship.

      The manufacturing cycle to bring the libraries to a semi-finished state is approximately five working days. We believe that this process represents an effective way to control our inventory levels while maintaining the ability to fill specific orders in short lead times. We coordinate inventory planning and management with suppliers and customers to match our production to market demand. Once we confirm an order, we generally ship the product within one to three working days. We believe this response time is among the fastest in the industry and gives us a competitive edge. Because we fill the majority of our orders as they are received, our backlog generally is small and is not indicative of future revenues.

      We carefully select our suppliers based on their ability to provide quality parts that meet our specifications and volume requirements. Inventory planning and management is coordinated closely with suppliers to match our production needs. Many of the components assembled into our libraries are off-the-shelf parts, which reduces the risk of part shortages and allows us to maintain inventory of these parts at a minimum. A number of our component parts are not available off the shelf, but are designed to our specifications for integration into our products.

      Tape drives and tape media are available only from a limited number of suppliers, some of which are sole-source providers. Some of our suppliers compete with us by selling their own tape libraries. The risk of allocation is greater upon the introduction of a new tape drive technology. Any disruption in supplies of tape drives or tape media could delay shipments of our products.

Competition

      The market for automated tape libraries is intensely competitive and characterized by rapidly changing technology and evolving standards. Because we offer a broad range of libraries for different tape drive technologies, we tend to have a large number of competitors that differ depending on the particular format and performance level. We compete in a segment of the overall tape library market that focuses on small to mid-range network computing environments. Our principal competitors in this market segment include Storage Technology Corporation, Quantum Corporation, Advanced Digital Information Corporation, Overland Storage, Inc., and Spectra Logic Corporation.

      Many of our competitors have substantially greater financial and other resources, better name recognition, larger research and development staffs, and more capabilities in manufacturing, marketing and distributing products than we do. Our competitors may develop new technologies and products that are more effective than our products. We are not ISO-9000 certified, unlike some of our competitors, which may limit some customers’ ability to purchase our products. However, we do not believe that our current determination not to seek ISO-9000 certification has significantly affected our revenues to date.

      As competitors introduce products in a particular tape drive technology, the increased competition normally results in price erosion and a reduction in gross margins for all competitors. We cannot assure you that we will be able to compete successfully against either current or potential competitors or that competition will not cause a reduction in our revenues or profit margins. We believe that our ability to compete depends on a number of factors, including the success and timing of new product developments by us and by our competitors, compatibility of our products with a broad range of computing systems, product performance, reliability, price, marketing and sales execution and customer support. Specifically, we believe that the principal competitive factors in the selection of a tape library include:

•	reliability of the robotic assembly that handles the tape cartridges;

•	initial purchase price;

•	storage capacity;

•	speed of data transfer;

•	compatibility with existing operating systems and storage management software;

•	after-sale expandability of a tape library to meet increasing storage requirements;

•	expected product life and cost of maintenance and total cost of ownership; and

•	physical configuration and power requirements of the library.

      We believe our tape libraries compete favorably overall with respect to these factors.

Research and Development

      Our research and development group of 27 people consists of two engineering teams who have data storage and related industry experience. Our original team located in Simi Valley, California, has developed over 40 separate tape library models for eleven different tape formats over the last nine years. In fiscal 2002 we began our Advanced Development Group in Boulder, Colorado. They are responsible for the design and development of our next generation of large-scale tape libraries. Our engineers are a diverse and robust group who have the capability to meet the needs of a complex and dynamic data storage market.

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

      We frequently develop new products in response to the availability of a new tape drive technology. As tape drive manufacturers compete in the marketplace, they continually invest in research and development to gain performance leadership either by offering increasingly enhanced versions of their current tape drive products or by introducing an entirely new tape drive technology. We benefit from these industry developments by utilizing the new technology in our products. Our engineers work closely with the tape drive manufacturers through the drive development cycle to assure that reliable tape library and tape drive combinations are brought to market.

      The design architecture of our tape libraries makes use of common parts across most product families, allowing us to develop and introduce new products quickly. If a new tape drive is an advanced version of one already incorporated in one or more of our products, our time and dollar investment to incorporate the new drive can be relatively small, with the primary focus being on verification testing. When the form factors differ, the time and investment requirements can grow substantially, and may require development of a new product family altogether.

      We also develop new products as we identify emerging market needs. Our sales, marketing, product development and engineering groups identify products to fulfill customer and marketplace needs. Our research and development group concentrates on leveraging previous engineering investments into new products. For example, our firmware is based on successive generations of the operating system developed for our first library. We also use common parts in our different library series and leverage our electro-mechanical and electronic hardware technology from previous products into next generation designs. In some cases, entire subassemblies are transferable, leveraging not only engineering time but also materials purchasing, inventory stocking and manufacturing efforts.

      Our research and development expenses were approximately $4.3 million in fiscal 2004, approximately $4.0 million in fiscal 2003, and approximately $2.1 million for the year ended June 30, 2002. We anticipate spending approximately at our current level on research and development in the future.

Intellectual Property

      We rely on copyright protection of our firmware, as well as patent protection for some of our designs and products. We also rely on a combination of trademark, trade secret and other intellectual property laws to protect our proprietary rights. However, we do not believe our intellectual property provides significant protection from competition. We believe that, because of the rapid pace of technological change in the tape storage industry, patent, copyright, trademark and trade secret protection are less significant than factors such as the knowledge, ability and experience of our personnel and timely new product introductions.

      We enter into Employee Proprietary Information and Inventions Agreements with our engineers along with all employees and consultants to protect our technology and designs. However, we do not believe that such protection can preclude competitors from developing substantially equivalent products.

Employees

      As of September 24, 2004, we had 104 full-time employees, including 38 in operations and manufacturing, 27 in research and development, 6 in customer service and technical support, 19 in sales and marketing, and 14 in finance and administration. We also employ a small number of temporary employees and consultants as needed. We are not a party to any collective bargaining agreement or other similar agreement. We believe that we have a good relationship with our employees.

RISK FACTORS

Our principal competitors devote greater financial resources to developing, marketing and selling automated tape libraries. Consequently, we may be unable to maintain or increase our market share.

      We face significant competition in developing and selling automated tape libraries. Rapid and ongoing changes in technology and product standards could quickly render our products less competitive, or even obsolete. We have significantly fewer financial, technical, manufacturing, marketing and other resources than many of our competitors and these limited resources may harm our business in many ways. For example, in the past several years our competitors have:

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

      The success of our business is tied closely to the managerial, engineering and business acumen of our existing executives. William J. Gervais, our President, has been largely responsible for the development of most of our tape libraries, has overseen our operations and growth, and established and maintained our strategic relationships. We expect that he will continue these efforts for the foreseeable future. Our future success will also depend on our ability to attract, retain and motivate key executives and other key personnel, many of whom have been instrumental in developing new technologies and strategic plans. However, our current dependence on a limited number of executives and other key personnel, for whom replacements may be difficult to find, entails a risk that we may not be able to supervise and manage our ongoing operations.

Our suppliers could reduce shipments of tape drives and tape media. If this occurs, we would be forced to curtail production, our revenues could fall and our market share could decline.

      Automated tape libraries and related products, such as tape drives and tape media, represented approximately 81.4% of our revenues for fiscal year 2004, approximately 79.8% of our revenues for fiscal 2003, and approximately 82.9% of our revenues for the year ended June 30, 2002. We depend on a limited number of third-party manufacturers to supply us with the tape drives and tape media that we incorporate into our automated tape libraries. Some tape drive manufacturers, including Sony Corporation and Quantum Corporation, compete with us by also manufacturing tape libraries. There can be no assurance that other tape drive manufacturers will not also begin to manufacture libraries.

      Historically, some of these suppliers have been unable to meet demand for their products and have allocated their limited supply among customers. If suppliers limit our supply of tape drives or tape media, we may be forced to delay or cancel shipments of our tape libraries. The major supplier risks we face include the following:

•	Sony Electronics, Inc. is our sole-source supplier of AIT and Super AIT drives and media. In the past, Sony has allocated some of their products and may allocate them again in the future. In fiscal 2004 we derived approximately $16.1 million, or 51.1%, of our revenues, in fiscal 2003 we derived approximately $18.9 million, or 56.2% of revenues, and in fiscal 2002, we derived approximately $24.6 million, or 65.3% of our revenues from the sale of libraries, tape drives and tape media based on Sony AIT technology. If Sony reduces its sales to us or raises its prices, we could lose revenues and our margins could decline.

•	Quantum Corporation is our sole-source supplier of SuperDLT tape drives and competes with us as a manufacturer of automated tape libraries. In the past, Quantum has allocated quantities of tape drives among its customers. It is possible that Quantum will allocate again, and as a result, may be unable to meet our future SuperDLT tape drive requirements.

•	The LTO standard was developed by an industry consortium consisting of IBM, Hewlett Packard and Seagate. LTO competes with AIT and other half-inch tape drives and media. IBM and Hewlett Packard both sell automated tape libraries that utilize LTO tape drives and compete with our products. Therefore, even if we receive adequate allocation, it may be at a price that renders our products uncompetitive.

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

      We distribute and sell our automated tape libraries primarily through value added resellers and original equipment manufacturers, and intend to continue this strategy for the foreseeable future. Value added resellers integrate our tape libraries with products of other manufacturers and sell the combined products to their own customers. Original equipment manufacturers combine our tape libraries with their own products and sell the combined product under their own brand. We currently devote, and intend to continue to devote, significant resources to develop these relationships. A failure to initiate, manage and expand our relationships with value added resellers or original equipment manufacturers could limit our ability to grow or sustain our current level of revenues.

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

      We depend upon our original equipment manufacturer customers’ ability to develop new products, applications and product enhancements that incorporate our products in a timely, cost-effective and customer-friendly manner. We cannot guarantee that our original equipment manufacturer customers will meet these challenges effectively. Original equipment manufacturers typically conduct substantial and lengthy evaluation programs before certifying a new product for inclusion in their product line. We may be required to devote significant financial and human resources to these evaluation programs with no assurance that our products will ever be selected. In addition, even if selected by the original equipment manufacturer, there generally is no requirement that the original equipment manufacturer purchase any particular amount of product from us or that it refrain from purchasing competing products.

      We do not have any exclusive agreements with our value added resellers or original equipment manufacturers, who purchase our products on an individual purchase order basis. If we lose important value added resellers or original equipment manufacturer customers, if they reduce their focus on our products or if we are unable to obtain additional value added reseller or original equipment manufacturer customers, our business could suffer.

We rely on tape technology for substantially all of our revenues. Our business will be harmed if demand for storage solutions using tape technology declines or fails to develop as we expect.

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

      Our quarterly revenues and operating results have fluctuated in the past, and are likely to vary significantly in the future due to several factors, including:

•	general economic conditions affecting enterprise spending for information technology;

•	increased competition and pricing pressures;

•	reductions in the size, delays in the timing, or cancellation of significant customer orders;

•	fluctuations in product mix;

•	the timing of the introduction or enhancement of products by us, our original equipment manufacturer customers or our competitors;

•	expansions or reductions in our relationships with value added reseller and original equipment manufacturer customers;

•	financial difficulties affecting our value added reseller or original equipment manufacturer customers that render them unable to pay amounts owed to us;

•	new product developments by storage device manufacturers;

•	the rate of growth in the data storage market and the various segments within it;

•	timing and levels of our operating expenses; and

•	availability of tape media and key components and performance of key suppliers.

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

      The market for our products is characterized by rapidly changing technology and evolving industry standards. The future success of Qualstar will depend on our ability to anticipate changes in technology, to develop new and enhanced products on a timely and cost-effective basis, and to introduce, manufacture and achieve market acceptance of these new and enhanced products. In particular, our success will depend on the market acceptance of our soon to be introduced XLS family of automated tape libraries, our “next generation of automated tape libraries” designed for the enterprise automated tape library marketplace. Our RLS and TLS families of tape libraries are facing increasing competition from automated tape library products manufactured by our competitors and likely will face competition from other types of storage devices that may be developed in the future.

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

Our increased research and development spending may not yield results that justify the costs incurred.

      In recent fiscal years we have substantially increased our research and development spending over that of prior periods. Our products and markets are technologically advanced and rapidly evolving, and we cannot be assured that these efforts will successfully provide us with new or upgraded products that will be competitive. If these programs are not successful, our increased investment in research and development will not yield corresponding benefits to us.

We depend upon independent software vendors to provide management software that makes our tape libraries functional.

      The utility of an automated tape library depends partly upon the storage management software, which supports the library and integrates it into the user’s computing environment to provide a complete storage solution. We do not develop and have no control over the development of this storage management software. Instead we rely on third party independent software vendors to develop and support this software. Accordingly, the continued development and future growth of the market for our products will depend partly upon the success of software vendors to meet the overall data storage and management needs of tape library purchasers and our ability to maintain relationships with these firms. Although we do not have contracts with any third party independent software vendors, we maintain relationships with them by:

•	supplying tape libraries so they can qualify their software to work with our tape libraries;

•	evaluating their software for compatibility with our tape libraries;

•	keeping them informed as to current and contemplated changes to our products; and

•	referring business to them when value added resellers or end users inquire about software sources.

Our customers have the right to return our products in certain circumstances. An excessive number of returns may reduce our revenues.

      Our customers have 30 days from the date of purchase to return products that do not conform to the end user’s specifications. We may otherwise allow product returns if we think that doing so maximizes the effectiveness of our sales channels and promotes our reputation for quality and service.

      Although we estimate and reserve for potential returns in our reported financial results, actual returns could exceed our estimates. If the number of returns exceeds our estimates, our financial results could be adversely impacted for the periods during which returns are made.

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

      Revenues from shipments to customers outside of North America accounted for approximately 32.4% of revenues in fiscal 2004, approximately 29.4% of revenues in fiscal 2003, and approximately 32.2% of revenues in fiscal 2002. We believe that international sales will continue to represent a significant portion of our revenues. Our international sales subject us to a number of risks, including:

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

      These risks may increase our costs of doing business internationally and reduce our revenues or profitability.

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

      In recent years, there has been an increasing amount of litigation in the United States involving patents and other intellectual property rights. Qualstar is not currently directly involved in any intellectual property litigation or proceedings. However, in April 2004 we settled litigation that Raytheon Company had filed alleging that Qualstar and eight other named defendants infringed on a patent owned by Raytheon Company entitled “Mass Data Storage Library.” This lawsuit is described in Item 3 of this report. In the future, we may become subject to other claims or inquiries regarding our alleged unauthorized use of a third party’s intellectual property. An adverse outcome in litigation could force us to do one or more of the following:

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

Our warranty reserves may not adequately cover our warranty obligations.

      We have established reserves for the estimated liability associated with our product warranties. However, we could experience unforeseen circumstances where these or future reserves may not adequately cover our warranty obligations.

Our officers and directors could implement corporate actions that are not in the best interests of our shareholders as a whole.

      Our executive officers and directors own beneficially, in the aggregate, approximately 44% of our outstanding common stock as of December 31, 2003. As a result, these shareholders will be able to exercise significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us. The interests of our officers and directors, when acting in their capacity as shareholders, may lead them to:

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

      Our board of directors has the authority, without any action by the shareholders, to issue up to 5,000,000 shares of preferred stock and to fix the rights and preferences of such shares. In addition, our articles of incorporation and bylaws contain provisions that eliminate cumulative voting in the election of directors and require shareholders to give advance notice if they wish to nominate directors or submit proposals for shareholder approval. These provisions may have the effect of delaying, deferring or preventing a change in control, may discourage bids for our common stock at a premium over its market price and may adversely affect the market price, and the voting and other rights of the holders of our common stock.

We do not currently intend to pay dividends and therefore you will only be able to recover your investment in our common stock, if at all, by selling the shares of the stock that you own.

      We historically have pursued a policy of reinvesting our earnings in research and development, expanding our value added reseller and original equipment manufacturer relationships, and expanding our manufacturing capabilities. Consequently, we have never paid dividends on our shares of capital stock. We currently intend to continue this policy for the foreseeable future to strengthen our financial and competitive position in the tape library market.

Item 2.	Properties

      We lease all of the facilities used in our business. Our headquarters, manufacturing and TLS and RLS engineering are located in a single building containing approximately 57,000 square feet located in Simi Valley, California. Our lease on this facility expires in February 2011, with an early termination option becoming available in February of 2007. Rent on this facility is $39,000 per month, with step-ups ranging from $2,400 to $2,800 per month every two years.

      We also lease approximately 4,300 square feet of office space in Boulder, Colorado, that houses our Advanced Development Group. The lease of the Boulder, Colorado facility expires in 2007. Additionally, we maintain small sales offices in Kenyon, Rhode Island; Atlanta, Georgia; Stafford, Virginia; Surrey, United Kingdom; Dallas, Texas; and, Chicago, Illinois.

Item 3.	Legal Proceedings

      On January 10, 2003, Raytheon Company (“Raytheon”) filed a complaint in the United States District Court for the Eastern District of Texas alleging that Qualstar and eight other named defendants infringed on a patent owned by Raytheon entitled “Mass Data Storage Library.” Raytheon filed an amended complaint on or about February 6, 2003, which included an allegation that Qualstar’s tape libraries infringe Raytheon’s patent. On April 2, 2004, Raytheon and Qualstar entered into a written settlement agreement pursuant to which all claims between the parties alleged in the litigation were dismissed with prejudice. The costs to settle this dispute have been included in our results of operations in general and administrative expenses in the year ended June 30, 2004 and have not had a material adverse effect on our financial position.

      Qualstar may be involved in other litigation or legal matters from time to time in the normal course of business.

Item 4.	Submission of Matters to a Vote of Shareholders

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2004.

MANAGEMENT

Executive Officers

      Officers are elected by and serve at the discretion of the board of directors. The executive officers of Qualstar as of September 24, 2004 are:

Name	Age	Position

William J. Gervais	61	Chief Executive Officer, President and Director
Richard A. Nelson	61	Vice President of Engineering, Secretary and Director
Thomas J. Studebaker	62	Vice President of Advanced Development
Frederic T. Boyer	60	Vice President and Chief Financial Officer
David L. Griffith	48	Vice President of Operations
Mark R. Gilmore	54	Vice President of Sales
Robert K. Covey	57	Vice President of Marketing

Background

      William J. Gervais is a founder of Qualstar and has been our President and a director since our inception in 1984, and was elected Chief Executive Officer in January 2000. From 1984 until January 2000, Mr. Gervais also served as our Chief Financial Officer. From 1981 until 1984, Mr. Gervais was President of Northridge Design Associates, Inc., an engineering consulting firm. Mr. Gervais was a co-founder, and served as Engineering Manager from 1976 until 1981, of Micropolis Corporation. Mr. Gervais earned a B.S. degree in Mechanical Engineering from California State Polytechnic University, Pomona in 1967.

      Richard A. Nelson is a founder of Qualstar and has been our Vice President of Engineering, Secretary and a director since our inception in 1984. From 1974 to 1984, Mr. Nelson was self employed as an engineering consultant specializing in microprocessor technology. Mr. Nelson earned a B.S. in Electronic Engineering from California State Polytechnic University, Pomona in 1966.

      Thomas J. Studebaker has been our Vice President of Advanced Development since April of 2002. From 1997 to 2002, Mr. Studebaker was Vice President of Engineering, Storage Automation & Solutions Division of Exabyte Corporation. From 1991 to 1997, Mr. Studebaker was Director of New Product Development for Exabyte Corporation. Mr. Studebaker acted as Manager, Packaging and Robotic Development of Storage Technology Corporation from 1977 to 1991. In 1966, Mr. Studebaker received a B.S. in Mechanical Engineering from the University of Colorado. Mr. Studebaker received his Post Graduate Certificate from the U.S. Army Management Engineering Training Agency in 1966.

      Frederic T. Boyer has been our Vice President and Chief Financial Officer since October, 2002. Prior to joining us, Mr. Boyer was Vice President and Chief Financial Officer of Accelerated Networks from 1998 to 2001. From May 1997 to October 1998, Mr. Boyer was the Senior Vice President, Finance and Administration and Chief Financial Officer of Software Dynamics. From January 1996 to May 1997, Mr. Boyer was a consultant to several technology companies. From March 1990 to January 1996, Mr. Boyer was Vice President and Chief Financial Officer of Fibermux Corporation, a networking company later acquired by ADC Telecommunications. Mr. Boyer holds an M.B.A. from Loyola University, a B.S. in Accounting from California State University, Los Angeles, and a B.S. in Economics from California State Polytechnic University, Pomona.

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

      Mark R. Gilmore has been our Vice President of Sales since January of 2002. From August of 1974 through January of 2002, Mark held various positions in Sales, Marketing and Project Management on a global basis with the Eastman Kodak Company. Most recently Mark was the Worldwide General Manager of OEM Products for the Document Imaging Division and US National Sales Manager for Imagelink Archive Products. In 1985, Mark obtained an M.B.A. from Marquette University. In 1972, Mark graduated from Grove City College where he received a B.A. degree in Accounting.

      Robert K. Covey has been our Vice President of Marketing since 1994. From 1986 to 1993 Mr. Covey was regional manager of ATG Cygnet, an optical disk library firm. From 1982 to 1985, Mr. Covey served as national sales manager at Micropolis Corporation, a former disk drive manufacturer. Mr. Covey attended Butler University and Bentley College from 1965 to 1968.

Supplemental Information — Code of Business Conduct and Ethics

      The Company has adopted a Code of Business Conduct and Ethics for all of its employees, officers and directors that contains portions specifically applicable to executives and officers of the Company, including the Chief Executive Officer, the Chief Financial Officer, the Controller and employees performing financial functions for individual business units of the Company. A copy of the Code of Business Conduct and Ethics is posted on the Company’s website and is also available, without charge, to any shareholder who sends a written request to the Chief Financial Officer at 3990-B Heritage Oak Court, Simi Valley, California 93063.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      Qualstar commenced its initial public offering of common stock on June 23, 2000. Qualstar’s common stock is quoted on the NASDAQ Stock Market’s National Market (NASDAQ Symbol — QBAK). The following table sets forth the high and low closing sale prices of our common stock as reported by NASDAQ, during the periods indicated:

Period	Date Range	High	Low

Fiscal 2004:
First Quarter	July 1 — September, 30, 2003	$6.23	$4.75
Second Quarter	October 1 — December 31, 2003	$5.40	$4.25
Third Quarter	January 1 — March 31, 2004	$6.10	$4.56
Fourth Quarter	April 1 — June 30, 2004	$6.88	$5.25
Fiscal 2003:
First Quarter	July 1 — September, 30, 2002	$6.21	$4.21
Second Quarter	October 1 — December 31, 2002	$5.78	$3.65
Third Quarter	January 1 — March 31, 2003	$5.51	$3.89
Fourth Quarter	April 1 — June 30, 2003	$6.25	$4.04

      There were approximately 54 owners of record of Qualstar’s common stock as of September 16, 2004.

      Qualstar has declared no cash dividends during the periods reported. Qualstar does not currently anticipate paying cash dividends in the foreseeable future, but intends to retain any future earnings for reinvestment in its business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon Qualstar’s financial condition, results of operations, capital requirements, terms of any debt instruments then in effect and such other factors as our Board of Directors may deem relevant at the time.

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

	Years Ended June 30,

	2004	2003	2002	2001	2000

	(In thousands, expect per share amounts)
Statements of Income Data:
Net revenues	$31,530	$33,557	$37,631	$51,572	$49,352
Cost of goods sold	19,575	21,171	23,753	33,216	30,915

Gross profit	11,955	12,386	13,878	18,356	18,437

Operating expenses:
Research and development	4,268	3,994	2,136	1,279	1,027
Sales and marketing	3,607	3,834	3,048	3,399	2,643
General and administrative	5,420	4,428	5,222	3,301	2,057

Total operating expenses	13,295	12,256	10,406	7,979	5,727

Income (loss) from operations	(1,340)	130	3,472	10,377	12,710
Investment income	624	693	1,133	1,225	54
Impairment loss for other-than-temporary decline in investments	(160)	—	—	—	—
Impairment of investment	—	—	—	(1,050)	—

Income (loss) before income taxes	(876)	823	4,605	10,552	12,764
Provision (benefit) for income taxes	(145)	274	1,845	3,824	4,968

Net income (loss)	$(731)	$549	$2,760	$6,728	$7,796

Earnings (loss) per share:
Basic	$(0.06)	$0.04	$0.22	$0.54	$1.10

Diluted	$(0.06)	$0.04	$0.22	$0.53	$0.80

Shares used to compute earnings (loss) per share:
Basic	12,577	12,579	12,475	12,372	7,119

Diluted	12,577	12,666	12,664	12,668	9,742

	June 30,

	2004	2003	2002	2001	2000

	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$6,401	$6,236	$4,859	$11,509	$3,081
Marketable securities	29,376	29,857	25,987	15,578	15,895
Working capital	46,534	47,191	46,507	43,382	33,620
Total assets	51,647	52,096	50,758	47,878	37,984
Total debt	—	—	—	—	—
Shareholders’ equity	48,064	48,868	47,973	44,689	35,032

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with our financial statements and notes thereto.

Overview

      We design, develop, manufacture and sell automated magnetic tape libraries used to store, retrieve and manage electronic data primarily in network computing environments. We offer tape libraries for multiple tape drive technologies, including AIT, Super AIT, SuperDLT, and LTO tape drives and media.

      Many enterprises now routinely manage very large databases, in addition to storing information on local desktop computers. This, coupled with the growth in the amount of data from new sources and applications, is increasing the need for managing and storing data efficiently. Anticipating the increased demand for tape libraries, we have developed tape libraries spanning a broad range of tape formats, prices, capacity and performance. We expect our products to continue to evolve in the future in response to emerging tape technologies and changing customer preferences.

      We have developed a network of value added resellers who specialize in delivering complete storage solutions to end users. End users of our products range from small businesses requiring simple automated backup solutions to large organizations needing complex storage management solutions. We also sell our products to original equipment manufacturers who incorporate our products with theirs, which they sell as a complete system or solution. We assist our customers with marketing and technical support.

      Our international sales efforts are currently directed from our corporate offices in Simi Valley, California. European sales are coordinated through our European sales office in the United Kingdom. We intend to continue to develop our international markets and create additional outlets for our products. All of our international sales are denominated in U.S. dollars. Revenues from sales outside North America were approximately $10.2 million, or 32.4% of revenues in fiscal 2004, approximately $9.9 million, or 29.4% of revenues in fiscal 2003, and approximately $12.1 million, or 32.2% of revenues in fiscal 2002.

      We also design, develop, manufacture and sell ultra small high-efficiency open-frame switching power supplies for original equipment manufacturers of telecommunications equipment, servers, routers, switches, RAIDs, and other processor based equipment. Our power supplies are sold under the N2Power brand name through independent sales representatives and distributors.

      Net revenues include revenues from the sale of tape libraries, library tape drives, tape cartridges, and ancillary products. Ancillary revenues include service, repair, and on-site service agreements, net of the cost of any third party service contracts, and power supplies. Automated tape libraries and related products, such as tape drives and tape media, represented approximately 81.4% of revenues in fiscal 2004, approximately 79.8% of revenues in fiscal 2003, and approximately 82.9% of revenues in fiscal 2002. Sales of ancillary products and services accounted for the balance of our revenues.

      Gross margins depend on several factors, including the cost of manufacturing, product mix, customer demand and the level of competition. Larger tape libraries provide higher gross margins than do smaller tape libraries primarily because there is less competition in this market segment.

      Research and development activities include the design and development of new products, as well as enhancements to existing products. Our core group of engineers, located in Simi Valley, California, continues to work on new products and make enhancements to our existing products. Our Advanced Development Group, located in Boulder, Colorado, continues to work on our next generation of automated tape libraries. We expect research and development expenses to remain comparable in the next fiscal year as both engineering groups are expected to be operating at their current level throughout fiscal 2005.

      We expect general and administrative expenses to decrease in fiscal 2005 due to decreases in deferred compensation expense and legal fees as fiscal 2004 included legal expenses in defense of a patent infringement lawsuit with Raytheon, which was settled in fiscal 2004. We expect sales and marketing expenses to be higher in fiscal 2005 due to additional expenses to bring our next generation tape library to market.

      We recorded deferred compensation of approximately $1.7 million in the third quarter of fiscal 2000, representing the difference between the exercise prices of stock options and restricted stock granted to employees and directors during fiscal 2000 and the deemed fair value for accounting purposes of our common stock on the grant dates. Amortization of deferred compensation was approximately $140,000 during fiscal 2004, approximately $301,000 in fiscal 2003, and approximately $430,000 during fiscal 2002, which was recorded as general and administrative expenses in the statements of operations. The deferred compensation related to these stock options and restricted stock is fully amortized at June 30, 2004.

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

     Revenue Recognition

      Revenue is recognized upon shipment of product to our customers. Title and risk of loss transfer to the customer when the product leaves our dock in Simi Valley, California, or another shipping location designated by us. In general, these customers are allowed to return the product, free of penalty, within thirty days of shipment, if the product does not meet specifications. Revenues from technical support services and other services are recognized at the time services are performed.

      We record an allowance for estimated sales returns based on past experience and current knowledge of our customer base. Our experience has been such that only a very small percentage of libraries are returned. Should our experience change, however, we may require additional allowances for sales returns.

     Allowance for Doubtful Accounts

      We estimate our allowance for doubtful accounts based on an assessment of the collectibility of specific accounts and the overall condition of accounts receivable. In evaluating the adequacy of the allowance for doubtful accounts, we analyze specific trade receivables, historical bad debts, customer credits, customer credit-worthiness and changes in customers’ payment terms and patterns. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make additional payments, then we may need to make additional allowances. Likewise, if we determine that we could realize more of our receivables in the future than previously estimated, we would adjust the allowance to increase income in the period we made this determination.

     Inventory Valuation

      We record inventories at the lower of cost or market value. We assess the value of our inventories periodically based upon numerous factors including expected product or material demand, current market conditions, technological obsolescence, current cost and net realizable value. If necessary, we write down our inventory for estimated obsolescence, potential shrinkage, or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If technology changes more rapidly than expected, or market conditions become less favorable than those projected by management, additional inventory write-downs may be required.

     Warranty Obligations

      We provide for the estimated cost of product warranties at the time revenue is recognized. We engage in extensive product quality programs and processes, including active monitoring and evaluation of product failure rates, material usage and estimation of service delivery costs incurred in correcting a product failure. However, should actual product failure rates, material usage, or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. Historically our warranty costs have not been significant.

     Accounting for Income Taxes

      We estimate our tax liability based on current tax laws in the statutory jurisdictions in which we operate. These estimates include judgements about deferred tax assets and liabilities resulting from temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, as well as about the realization of deferred tax assets.

      We maintain a valuation allowance to reduce our deferred tax assets due to the uncertainty surrounding the timing of realizing the benefits of specific deferred tax assets in future years. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for such a valuation allowance. In the event we were to determine that we would be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

      We may periodically undergo examinations by the federal and state regulatory authorities and the Internal Revenue Service. We may be assessed additional taxes and or penalties contingent on the outcome of these examinations. Our previous examinations have not resulted in any unfavorable or significant assessments.

      We currently have a prior fiscal year under audit by the Internal Revenue Service (“IRS”). The IRS has proposed an adjustment which we believe will ultimately not result in any significant adjustments to the previously filed return. If the proposed adjustment requires an amendment of the prior year tax return, we believe that any additional taxes that we may be required to pay will not have a significant effect on our financial position or results of operations.

Results of Operations

      The following table reflects, as a percentage of net revenues, statements of operations data for the periods indicated:

	Years Ended June 30,

	2004	2003	2002

Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	62.1	63.1	63.1

Gross margin	37.9	36.9	36.9
Operating expenses:
Research and development	13.5	11.9	5.7
Sales and marketing	11.4	11.4	8.1
General and administrative	17.2	13.2	13.9

Income (loss) from operations	(4.2)	0.4	9.2
Investment income	2.0	2.0	3.0
Impairment loss for other-than-temporary decline in investments	(0.6)	—	—

Income (loss) before provision (benefit) for income taxes	(2.8)	2.4	12.2
Provision (benefit) for income taxes	(0.5)	0.8	4.9

Net income (loss)	(2.3)%	1.6%	7.3%

      Revenues are recognized upon shipment of the product to the customer, less estimated returns, for which provision is made at the time of sale. The following table summarizes our revenue by major product line:

	Years Ended June 30,

	2004	2003	2002

Tape Library revenues:
TLS	56.4%	67.7%	74.1%
RLS	15.5	4.0	0.0

	71.9	71.7	74.1

Other revenues:
Service	7.6	6.2	6.7
Media	9.5	8.1	10.3
9 Track, Spares, Upgrades, Power Supplies	11.0	14.0	8.9

	100.0%	100.0%	100.0%

Fiscal 2004 Compared to Fiscal 2003

      Net Revenues. Revenues are recognized upon shipment of the product to the customer, less estimated returns, for which provision is made at the time of the sale. Revenues for the year ended June 30, 2004 were $31.5 million, a decrease of 6.0% compared to net revenues of $33.6 million for the year ended June 30, 2003.

      The decrease in revenues was due primarily to a decline in the demand for our tape libraries using 8mm AIT tape technology. This decrease was substantially offset by an increase in revenues from our libraries using half inch technology, such as LTO-2 and Super AIT. The most recent AIT tape technology has only half the native storage capacity of the most recent LTO-2 and other half inch tape technologies. We have been successful at incorporating half inch tape drives into our TLS libraries as well as the newer rack-mountable RLS libraries and shifting customer preferences to the half inch tape format. This resulted in revenues being divided about evenly between 8mm and half inch tape technologies in absolute dollars in fiscal 2004. In fiscal

2003, by comparison, revenues attributed to AIT tape technology in absolute dollars exceeded half inch technology by 44%.

      Revenues from tape libraries and drives decreased to $22.7 million, or 71.9% of revenues, in the year ended June 30, 2004 from $24.1 million, or 71.7% of revenues, in the year ended June 30, 2003. Selling prices of our libraries remained relatively stable during fiscal 2004. Average selling prices of library tape drives increased during fiscal 2004 due to a change in product mix.

      Gross Profit. Gross profit was $12.0 million, or 37.9% of revenues, for the year ended June 30, 2004, compared to $12.4 million, or 36.9% of revenues, for fiscal 2003. Cost of goods sold consists primarily of direct labor, purchased parts, depreciation of plant and equipment, rent, utilities, and packaging costs. The increase in gross margin as a percentage of revenues was attributed to efficiencies achieved in material management; a more favorable product mix caused by the discontinuation of several lower margin libraries; and, sales of media with higher than normal margins.

      Research and Development. Research and development expenses consist of engineering salaries, benefits, outside consultant fees, purchased parts and supplies used in development activities. Research and development expenses for the year ended June 30, 2004 increased 6.9% to $4.3 million or 13.5% of revenues as compared to $4.0 million or 11.9% of revenues for the year ended June 30, 2003. This increase was due primarily to costs incurred in the continuing operating activities of our Advanced Development Group in Boulder, Colorado, established in late fiscal 2002 to design and develop our next generation of tape libraries. We anticipate research and development costs to remain approximately at the same level in fiscal 2005.

      Sales and Marketing. Sales and marketing expenses consist primarily of employee salaries, benefits, sales commissions, trade show costs, advertising and travel related expenses. Sales and marketing expenses decreased by 5.9% to $3.6 million, or 11.4% of revenues for the year ended June 30, 2004, as compared to $3.8 million, or 11.4% of revenues, for the year ended June 30, 2003. Although the percent decrease is consistent with the decrease in revenues, in absolute dollars, the decrease can be attributed to a reduction in advertising costs due to a shift to the lower cost electronic advertising versus print advertising and lower co-operative advertising as well as a reduction in travel related expenditures.

      General and Administrative. General and administrative expenses include employee salaries and benefits, deferred compensation related to stock options and restricted stock, provision for doubtful accounts, and professional service fees. General and administrative expenses increased to $5.4 million for fiscal 2004 as compared to $4.4 million for fiscal 2003. As a percentage of revenues, general and administrative expenses increased to 17.2% for the year ended June 30, 2004 as compared to 13.2% for the year ended June 30, 2003. The increase in general and administrative expenses was due primarily to legal fees and settlement costs associated with our defense of the Raytheon lawsuit.

      Investment Income and Impairment Loss for Other-than-Temporary Decline in Investments. Investment income, net of an impairment loss for other-than-temporary decline in investments of $160,000, decreased to $464,000 in the year ended June 30, 2004 as compared to $693,000 in the year ended June 30, 2003. This decrease was due primarily to the adoption of Emerging Issues Task Force No. 03-1, which resulted in recognizing an impairment loss for other-than-temporary decline in investments of $160,000 in earnings. In addition, the economy continues to experience low interest rates, which has had a negative impact on our portfolio’s overall performance.

      Provision for Income Taxes. The benefit for income taxes was $145,000, or 16.6% of pre-tax loss, for fiscal 2004 compared to a provision of $274,000, or 33.3% of pre-tax income, for fiscal 2003. The low effective tax benefit rate in fiscal 2004 can be primarily attributed to valuation allowances established for capital losses realized on a tax basis in fiscal 2004 and net operating loss carryforwards based on our assessment regarding the realizability of these benefits in future years.

Fiscal 2003 Compared to Fiscal 2002

      Net Revenues. Revenues for the year ended June 30, 2003 were $33.6 million, a decrease of 10.8% compared to net revenues of $37.6 million for the year ended June 30, 2002.

      The decrease in revenues was primarily due to an overall decline in the demand for our tape libraries using AIT tape technology. Revenues from our TLS tape library series are dominated by the AIT tape format. Due to competing factors in the marketplace, some customers migrated towards higher density tape formats, which were introduced in fiscal 2003, such as LTO2, rather than choosing AIT. Partially offsetting the decline in revenues from our AIT tape libraries, were revenues generated from the introduction of new models in the RLS Series of rack-mountable tape libraries.

      Revenues from tape libraries and related media decreased to $26.8 million, or 79.8% of revenues in the year ended June 30, 2003, from $31.2 million, or 82.9% of revenues in the year ended June 30, 2002. Selling prices of our libraries remained relatively stable during fiscal 2003. Average selling prices of library tape drives increased during fiscal 2003 due to a change in product mix. During the year, we sold more half-inch tape drives as a percentage of total tape drives sold. In general, half inch tape drives are sold at a higher price than 8mm tape drives. Average selling prices of half-inch tape drives increased during the year due to the introduction of the LTO2 tape format.

      Gross Profit. Gross profit was $12.4 million, or 36.9% of revenues, for the year ended June 30, 2003, compared to $13.9 million, or 36.9% of revenues, for fiscal 2002. During fiscal 2003, we were able to keep our gross margin stable compared to fiscal 2002.

      Research and Development. Research and development expenses for the year ended June 30, 2003 increased 87.0% to $4.0 million as compared to $2.1 million for the year ended June 30, 2002. This increase was due primarily to costs associated in bringing our new rack-mount libraries to market, the continuing operating activities of our Advanced Development Group in Boulder, Colorado, and to the development of higher watt power supplies. The Advanced Development Group was established in late fiscal 2002 to design and develop our next generation of tape libraries. During fiscal 2003, the Advanced Development Group became fully staffed.

      Sales and Marketing. Sales and marketing expenses increased by 25.8% to $3.8 million, or 11.4% of revenues for the year ended June 30, 2003, as compared to $3.0 million, or 8.1% of revenues, for the year ended June 30, 2002. This increase was primarily due to higher advertising and promotional costs for the launch of the RLS product line and a decrease in marketing development funds from our key suppliers.

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

      Investment Income. Investment income decreased to $693,000 in the year ended June 30, 2003 as compared to $1.1 million in the year ended June 30, 2002. This decrease was due primarily to an overall shift in our investment strategy, which places more emphasis on principal preservation that it does on income generation. In addition to this, the economy continues to experience low interest rates, which has had a negative impact on our portfolio’s overall performance.

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

Liquidity and Capital Resources

      Historically, we have funded our capital requirements with cash provided by operations. Cash provided by operating activities was $0.3 million in fiscal 2004, $6.0 million in fiscal 2003, and $4.1 million in fiscal 2002. In fiscal 2004, operating cash was primarily provided by a refund of fiscal 2003 income taxes paid and increases in accounts payable and accrued liabilities, offset partially by increases in accounts receivable and inventories. In fiscal 2003, operating cash was primarily provided by reductions in accounts receivable and inventory. In fiscal 2002, operating cash was provided primarily by net income. In fiscal 2004, cash flow from operating activities was primarily used for repurchasing shares of our common stock and in fiscal 2003 and 2002, cash flow from operating activities was primarily used to purchase marketable securities.

      Cash used in investing activities was $15,000 in fiscal 2004, $4.7 million in fiscal 2003, and $11.0 million in fiscal 2002. Cash used in investing activities for fiscal 2004, 2003, and 2002 related primarily to purchases of marketable securities as well as equipment and leasehold improvements.

      On July 11, 2002, we purchased the assets and intellectual property of N2Power, Incorporated, a privately held company that designed and produced small and efficient open-frame switching power supplies. In consideration for the assets and intellectual properties, we paid $250,000, in cash, and incurred additional acquisition costs of $38,000.

      As of June 30, 2004, we had $6.4 million in cash and cash equivalents and $29.4 million in marketable securities. We believe that our existing cash and cash equivalents and anticipated cash flows from our operating activities, plus funds available from the sale of our marketable securities, will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. We may utilize cash to invest in businesses, products or technologies that we believe are strategic. We regularly evaluate other companies and technologies for possible investment by us. In addition, we have made and may in the future make investments in companies with whom we have identified potential synergies. However, we have no present commitments or agreements with respect to any material acquisition of other businesses or technologies.

Summary of Contractual Obligations and Commitments

      The following is a summary of our future payments due under contractual obligations as of June 30, 2004 (in thousands):

	Operating	Purchase
Year Ended June 30	Leases	Obligations	Total

2005	$562	$2,446	$3,008
2006	581	—	581
2007	590	—	590
2008	554	—	554
2009	568	—	568
Thereafter	931	—	931

	$3,786	$2,446	$6,232

      Purchase obligations in the table above represent the value of open purchase orders as of June 30, 2004. We believe that some of these obligations could be canceled for payment of a nominal penalty or no penalty; however, the amount of open purchase orders that could be canceled under such terms is difficult to quantify.

Off-Balance Sheet Arrangements

      We do not have any off-balance sheet arrangements.

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

      See Index to Financial Statements at page F-1 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of Qualstar’s disclosure controls and procedures as of June 30, 2004, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were adequate to ensure that information required to be disclosed in this report is recorded, processed, summarized and reported in a timely basis.

      We did not make any changes in our internal control over financial reporting during the fourth quarter of fiscal 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

      None.

PART III

      The information called for by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K (except information as to Qualstar’s executive officers, which information follows Item 4 in Part I of this Report) will be included in Qualstar’s Proxy Statement which management intends to file with the Securities and Exchange Commission within 120 days after the close of its fiscal year ended June 30, 2004, and is hereby incorporated by reference to such Proxy Statement.

PART IV

Item 15.	Exhibits and Financials Statement Schedules

      (a) (1) The following documents are filed as part of this Report:

Consolidated Financial Statements — See Index to Financial Statements in Item 8 commencing at page F-1 of this Report.

      (2) Supplemental Schedule:

Schedule II — Valuation and Qualifying Accounts; Allowance for Doubtful Accounts

      All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

      (b) Exhibits:

Exhibit No.		Description

3	.1(1)	Restated Articles of Incorporation.
3	.2(1)	Amended and Restated Bylaws.
10	.1(1)*	1998 Stock Incentive Plan, as amended and restated.
10	.2(1)	Form of Indemnification Agreement.
10	.3(2)	Lease agreement between Strategic Performance Fund-II, Inc. and Qualstar Corporation, dated September 20, 2000.
14.1		Code of Business Conduct and Ethics
21.1		Subsidiaries of Qualstar Corporation
23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the designated exhibits to Qualstar’s registration statement on Form S-1 (Commission File No. 333-96009), declared effective by the Commission on June 22, 2000.

(2)	Incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

*	Each of these exhibits constitutes a management contract, compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of this report.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Qualstar Corporation

      We have audited the accompanying consolidated balance sheets of Qualstar Corporation as of June 30, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2004. Our audits also included the financial statement schedule listed at the index in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Qualstar Corporation at June 30, 2004 and 2003, and the consolidated results of its operations and its cash flows for the three years in the period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ ERNST & YOUNG LLP

Woodland Hills, California

August 13, 2004

QUALSTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,

	2004	2003

	(In thousands, except
	per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$6,401	$6,236
Marketable securities	29,376	29,857
Accounts receivable, net of allowances of $217 as of June 30, 2004 and $260 as of June 30, 2003	4,628	4,535
Inventories	7,418	7,091
Prepaid expenses and other current assets	470	234
Prepaid income taxes	1,072	1,336
Deferred income taxes	594	939

Total current assets	49,959	50,228

Property and equipment, net	1,439	1,557
Other assets	249	311

Total assets	$51,647	$52,096

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,171	$1,136
Accrued payroll and related liabilities	500	432
Other accrued liabilities	1,754	1,469

Total current liabilities	3,425	3,037

Deferred income taxes	158	191
Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized, 12,596 and 12,640 shares issued and outstanding as of June 30, 2004 and June 30, 2003, respectively	20,121	20,366
Deferred compensation	—	(140)
Notes from directors	(45)	(156)
Accumulated other comprehensive income (loss)	(101)	(22)
Retained earnings	28,089	28,820

Total shareholders’ equity	48,064	48,868

Total liabilities and shareholders’ equity	$51,647	$52,096

See accompanying notes

QUALSTAR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,

	2004	2003	2002

	(In thousands, except
	per share amounts)
Net revenues	$31,530	$33,557	$37,631
Cost of goods sold	19,575	21,171	23,753

Gross profit	11,955	12,386	13,878

Operating expenses:
Research and development	4,268	3,994	2,136
Sales and marketing	3,607	3,834	3,048
General and administrative	5,420	4,428	5,222

Total operating expenses	13,295	12,256	10,406

Income (loss) from operations	(1,340)	130	3,472
Investment income	624	693	1,133
Impairment loss for other-than-temporary decline in investments	(160)	—	—

Income (loss) before income taxes	(876)	823	4,605
Provision (benefit) for income taxes	(145)	274	1,845

Net income (loss)	$(731)	$549	$2,760

Earnings (loss) per share:
Basic	$(0.06)	$0.04	$0.22

Diluted	$(0.06)	$0.04	$0.22

Shares used to compute earnings (loss) per share:
Basic	12,577	12,579	12,475

Diluted	12,577	12,666	12,664

See accompanying notes

QUALSTAR CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
					Other
	Common Stock			Notes	Comprehensive
			Deferred	From	Income	Retained
	Shares	Amount	Compensation	Directors	(Loss)	Earnings	Total

	(In thousands)
Balances at July 1, 2001	12,601	20,691	(1,061)	(512)	60	25,511	44,689

Exercise of stock options	55	35	—	—	—	—	35
Amortization of deferred compensation	—	—	430	—	—	—	430
Settlement of IPO expenses	—	25	—	—	—	—	25
Accrued interest on directors’ notes	—	—	—	(27)	—	—	(27)
Principal payments on directors’ notes	—	—	—	152	—	—	152
Comprehensive income:
Net income	—	—	—	—	—	2,760	2,760
Change in unrealized gains (losses) on investments	—	—	—	—	(91)	—	(91)

Comprehensive income							2,669

Balances at June 30, 2002	12,656	20,751	(631)	(387)	(31)	28,271	47,973

Exercise of stock options	60	149	—	—	—	—	149
Forfeiture of unvested stock options	—	(190)	190	—	—	—	—
Retirement of shares pursuant to stock repurchase	(76)	(344)	—	—	—	—	(344)
Amortization of deferred compensation	—	—	301	—	—	—	301
Accrued interest on directors’ notes	—	—	—	(17)	—	—	(17)
Principal and interest payments on directors’ notes	—	—	—	248	—	—	248
Comprehensive income:
Net income	—	—	—	—	—	549	549
Change in unrealized gains (losses) on investments	—	—	—	—	9	—	9

Comprehensive income							558

Balances at June 30, 2003	12,640	$20,366	$(140)	$(156)	$(22)	$28,820	$48,868

Exercise of stock options	19	69	—	—	—	—	69
Retirement of shares pursuant to stock repurchase	(63)	(314)	—	—	—	—	(314)
Amortization of deferred compensation	—	—	140	—	—	—	140
Accrued interest on directors’ notes	—	—	—	(6)	—	—	(6)
Principal and interest payments on directors’ notes	—	—	—	117	—	—	117
Comprehensive loss:
Net loss	—	—	—	—	—	(731)	(731)
Change in unrealized gains (losses) on investments	—	—	—	—	(239)	—	(239)
Impairment loss for other-than-temporary decline in investments	—	—	—	—	160	—	160

Comprehensive loss							(810)

Balances at June 30, 2004	12,596	$20,121	$—	$(45)	$(101)	$28,089	$48,064

See accompanying notes

QUALSTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,

	2004	2003	2002

	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(731)	$549	$2,760
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	423	380	272
Deferred income taxes	312	657	(469)
Provision for (recovery of) bad debts and returns	186	(53)	1,679
Amortization of deferred compensation	140	301	430
Impairment loss for other-than-temporary decline in investments	160	—	—
Accrued interest on directors’ notes	(6)	(17)	(27)
Changes in operating assets and liabilities:
Accounts receivable	(279)	2,213	(1,995)
Inventories	(327)	2,609	980
Prepaid expenses and other assets	(222)	236	93
Prepaid income taxes and income taxes payable	264	(1,167)	877
Accounts payable	35	(454)	(784)
Accrued payroll and related liabilities	68	124	81
Other accrued liabilities	285	657	235

Net cash provided by operating activities	308	6,035	4,132
INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements	(257)	(561)	(470)
Purchases of marketable securities	(41,123)	(34,375)	(19,435)
Proceeds from the sale of marketable securities	41,365	30,513	8,936
Purchase of assets of N2Power, Incorporated	—	(288)	—

Net cash used in investing activities	(15)	(4,711)	(10,969)
FINANCING ACTIVITIES:
Principal and interest payments on directors’ notes	117	248	152
Proceeds from exercise of stock options	69	149	35
Repurchase of common stock	(314)	(344)	—

Net cash provided by (used in) financing activities	(128)	53	187
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	165	1,377	(6,650)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,236	4,859	11,509

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,401	$6,236	$4,859

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$12	$904	$1,436

See accompanying notes

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Business

      Qualstar Corporation (“Qualstar”) was incorporated in California in 1984 to develop and manufacture IBM compatible 9-track reel-to-reel tape drives for the personal computer and workstation marketplaces. Since 1995, Qualstar has focused its efforts on designing, developing, manufacturing and selling automated magnetic tape libraries used to store, retrieve and manage electronic data primarily in the network computing environment. Tape libraries consist of cartridge tape drives, tape cartridges and robotics to move the tape cartridges from their storage locations to the tape drives under software control. Qualstar’s libraries provide storage solutions for organizations requiring backup, recovery, and archival storage of critical electronic information. Qualstar’s tape libraries are compatible with commonly used operating systems, including UNIX, Windows, NetWare, MAC and Linux and a wide range of storage management software. Qualstar offers tape libraries for multiple tape drive technologies, including those using AIT, Super AIT, SuperDLT and LTO.

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

Concentration of Credit Risk, Other Risks and Significant Customers

      Qualstar sells its products primarily through a variety of market channels including original equipment manufacturers (OEM) and value added resellers (VAR) located worldwide. Ongoing credit evaluations of customers’ financial condition are performed by Qualstar and generally collateral is not required. Potential uncollectible accounts have been provided for in the financial statements.

      Sales outside of North America represented approximately 32.4% of net revenues in 2004, approximately 29.4% of net revenues in 2003 and approximately 32.2% of net revenues in 2002. Revenues from Qualstar’s two largest customers combined were approximately 14.6%, 15.4%, and 17.6% for the years ended June 30, 2004, 2003, and 2002, respectively. At June 30, 2004 and 2003, the two largest customer’s accounts receivable, net of specific allowances, totaled approximately 22.4% and 30.1% of net accounts receivable, respectively.

Marketable Securities

      Marketable securities consist primarily of high-quality U.S. corporate securities and U.S. federal government and state government debt securities. These securities are classified in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities which Qualstar has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. All of Qualstar’s marketable securities were classified as available-for-sale at June 30, 2004 and 2003.

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

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the underlying securities are sold and are derived using the specific identification method for determining the cost of securities sold.

      On March 31, 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, (EIFT 03-1) effective for annual financial statements with fiscal years ending after June 15, 2004. EITF 03-1 provides guidance for determining when an investment is other-than-temporarily impaired, and states that an investment is considered other-than-temporarily impaired when its fair value is less than its amortized cost basis and is deemed other than temporary. The application of EITF 03-1 to the Company’s marketable securities portfolio resulted in the identification of an other-than-temporarily impaired investment as of June 30, 2004. In accordance with EITF 03-1, the Company has recognized an impairment loss for other-than-temporary decline in investments of $160,000 in earnings equal to the difference between the amortized cost basis and its fair value as of June 30, 2004.

Inventories

      Inventories are stated at the lower of cost (first-in, first-out basis) or market.

Suppliers

      Sales and costs of goods sold related to products purchased from one supplier totaled approximately 51.1% and 41.3%, respectively, of total sales and cost of goods sold for the year ended June 30, 2004. Sales and costs of goods sold related to products purchased from one large supplier totaled approximately 56.2% and 57.3%, respectively, of total sales and cost of goods sold for the year ended June 30, 2003. Sales and costs of goods sold related to products purchased from one supplier totaled approximately 65.3% and 54.2%, respectively, of total sales and cost of goods sold for the year ended June 30, 2002.

Property and Equipment

      Property and equipment is depreciated using the straight-line method over the estimated useful lives (3 to 7 years) of the individual assets. Leasehold improvements are amortized over the estimated useful lives, or the term of the related leases, whichever is shorter, using the straight-line method.

Investment in Common Stock

      In November 1999, Qualstar purchased an approximate 1% interest in Chaparral Network Storage, Inc. (Chaparral) for an aggregate purchase price of $1,050,000. This investment was accounted for under the cost method. During the fourth quarter of fiscal year 2001, management determined the carrying value of the investment in Chaparral exceeded its net realizable value as a result of rapid changes in technology and the availability of capital for further development of Chaparral’s family of products. Accordingly, management determined an allowance in the amount of $1,050,000 was necessary to reduce the carrying value of the investment in Chaparral to its estimated net realizable value. The related charge was included in the statement of operations as an impairment of investment in the year ended June 30, 2001. In the third quarter of fiscal year 2004, Chaparral merged with DHSA Corporation, a wholly owned subsidiary of Dot Hill Systems Corporation, from which Qualstar received approximately $20,000 as a return on principal from the original investment in Chaparral.

Long-Lived Assets

      Qualstar reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate the carrying amount of any asset may not be recoverable. An impairment loss would be recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

eventual disposition is less than the carrying amount. If an impairment is indicated, the amount of the loss to be recorded is based upon an estimate of the difference between the carrying amount and the fair value of the asset. Fair value is based upon discounted cash flows expected to result from the use of the asset and its eventual disposition and other valuation methods. Qualstar has identified no impairment loss of long-lived assets during the periods presented.

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

Warranty Obligations

      Qualstar provides a three year warranty period on its tape libraries. Some TLS and all RLS models have three year advance replacement warranty coverage that provides for replacement of components, or if necessary, complete libraries. All other TLS models have a one year advance replacement warranty with the second and third year being return-to-factory for service at no charge. Customers may purchase extended advance replacement service coverage and on-site service if they are located in the United States, Canada and most countries within Europe. A provision for costs related to warranty expense is recorded when revenue is recognized, which is estimated based on historical warranty costs incurred.

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

Research and Development

      All research and development costs are charged to expense as incurred. These costs consist primarily of engineering salaries, benefits, outside consultant fees, and purchased parts and supplies of personnel directly involved in the design and development of new products.

Advertising

      Qualstar expenses all costs of advertising and promotion as incurred. Advertising and promotion expenses for the years ended June 30, 2004, 2003 and 2002 were approximately $601,000, $984,000, and $211,000, respectively.

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      If Qualstar recognized employee stock option-related compensation expense in accordance with SFAS 123 and used the minimum value method for grants prior to the Company’s initial public offering and the Black-Scholes method model afterward for determining the weighted average fair value of options granted, the Company’s net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

	Fiscal Year Ended June 30,

	2004	2003	2002

Net income (loss) as reported	$(731)	$549	$2,760
Stock-based employee compensation cost included in reported net income	140	301	430
Pro forma stock-based employee compensation cost under SFAS 123	(505)	(591)	(590)

Pro forma net income (loss)	$(1,096)	$259	$2,600

Earnings (loss) per share:
Basic — as reported	$(0.06)	$0.04	$0.22

Basic — pro forma	$(0.09)	$0.02	$0.21

Diluted — as reported	$(0.06)	$0.04	$0.22

Diluted — pro forma	$(0.09)	$0.02	$0.21

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting periods. The pro forma effect on net income or loss for 2004, 2003 and 2002 is not representative of the pro forma effect on net income or loss in future years because compensation expense in future years will reflect the amortization of a larger number of stock options granted in several succeeding years.

      In computing the pro forma compensation expense under SFAS 123, a weighted-average fair value of $3.59 for 2004, $4.29 for 2003, and $1.97 for 2002 stock option grants was estimated at the date of grant using the minimum value option pricing model before Qualstar’s initial public offering and the Black Scholes model afterward with the following assumptions:

	2004	2003	2002

Expected dividend yield	0%	0%	0%
Risk-free interest rate	2.9%	2.7%	4.5%
Expected life of options	4 years	5 years	5 years
Volatility	100.8%	54.0%	38.0%

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

      Income taxes are accounted for using the liability method in accordance with SFAS 109, “Accounting for Income Taxes.” Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities, and for the expected future tax benefit to be derived from tax credits and loss carryforwards. Current income tax expense or benefit represents the amount of income taxes expected to be payable or refundable for the current year. A valuation allowance is established when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Comprehensive Income (Loss)

      Comprehensive income (loss) is accounted for according to SFAS No. 130, “Reporting Comprehensive Income” (SFAS 130). Comprehensive income (loss) includes unrealized gains and losses on debt and equity securities classified as available-for-sale and included as a component of shareholders’ equity.

Earnings (Loss) Per Share

      Qualstar calculates earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share has been computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share has been computed by dividing net income (loss) by the weighted average common shares outstanding plus dilutive securities or other contracts to issue common stock as if these securities were exercised or converted to common stock.

      The following table sets forth the calculation for basic and diluted earnings per share for the periods indicated:

	Year Ended June 30,

	2004	2003	2002

	(In thousands)
Earnings:
Net income (loss)	$(731)	$549	$2,760

Shares:
Weighted average shares for basic earnings (loss) per share	12,577	12,579	12,475
Stock options	—	87	189

Weighted average shares for diluted earnings (loss) per share	12,577	12,666	12,664

      Shares issuable under stock options of 511,000, 152,000 and 68,000 for the years ended June 30, 2004, 2003 and 2002, respectively, have been excluded from the computation of diluted earnings (loss) per share because the effect would be antidilutive.

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

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimates and Assumptions

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

Reclassification

      Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	Marketable Securities

      The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2004.

			12 Months or
	Less Than 12 Months		Greater		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

			(In thousands)
US Treasury obligations and direct obligations of U.S. Government agencies	$9,623	$(81)	$—	$—	$9,623	$(81)
Government Sponsored Enterprise collateralized mortgage obligations	1,244	(17)	—	—	1,244	(17)
Corporate bonds	1,018	(5)	—	—	1,018	(5)

Total	$11,885	$(103)	$—	$—	$11,885	$(103)

      U.S. Treasury Obligations. The unrealized losses on the Company’s investments in U.S. Treasury obligations and direct obligations of U.S. Government agencies were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2004.

      Government Sponsored Enterprise (GSE) Collateralized Mortgage Obligations. Freddie Mac and Fannie Mae are identified as GSEs. The unrealized losses on the Company’s investment in GSE collateralized mortgage obligations were caused by interest rate increases. The cash flows of these investments are guaranteed by the GSE. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2004.

      Corporate Bonds. The Company’s unrealized loss on investments in corporate bonds relates to an investment in International Lease Finance Corp, a bond with a credit rating of AA- (S&P). The unrealized loss was primarily caused by fluctuations in the interest rate environment. The contractual terms of this investment does not permit International Lease Finance Corp to settle the security at a price less than par. Because the Company has the ability and intent to hold this investment until a recovery of fair value, which may be maturity, it does not consider the investment in International Lease Finance Corp’s bond to be other-than-temporarily impaired at June 30, 2004.

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Inventories

      Inventories consist of the following (in thousands):

	June 30,

	2004	2003

Raw materials	$6,370	$6,454
Finished goods	1,048	637

	$7,418	$7,091

4.	Property and Equipment

      The components of property and equipment are as follows (in thousands):

	June 30,

	2004	2003

Leasehold improvements	$546	$541
Furniture and fixtures	970	890
Machinery and equipment	2,340	2,276

	3,856	3,707
Less accumulated depreciation and amortization	(2,417)	(2,150)

	$1,439	$1,557

5.	Income Taxes

      The provision (benefit) for income taxes is comprised of the following (in thousands):

	Year Ended June 30,

	2004	2003	2002

Current:
Federal	$(451)	$(332)	$1,775
State	(6)	(51)	539

	(457)	(383)	2,314
Deferred:
Federal	257	579	(391)
State	55	78	(78)

	312	657	(469)

	$(145)	$274	$1,845

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a reconciliation of the statutory federal income tax rate to Qualstar’s effective income tax rate:

	Year Ended June 30,

	2004	2003	2002

Statutory federal income tax expense (benefit)	(34.0)%	34.0%	34.0%
State income taxes, net of federal income tax benefit	(4.2)	2.6	4.5
Non-taxable investment income	(16.0)	(16.6)	(7.2)
Research and development credits	(22.8)	—	—
Valuation allowance	55.2	—	—
Amortization of deferred compensation	5.4	12.5	9.3
Other	(0.2)	0.8	(0.5)

	(16.6)%	33.3%	40.1%

      The tax effect of temporary differences resulted in deferred income tax assets (liabilities) as follows (in thousands):

	June 30,

	2004	2003

Deferred tax assets:
Net operating loss and other credit carryforwards	$555	$—
Capital loss carryforwards	487	—
Allowance for bad debts and returns	89	107
Inventory reserves	146	130
Reserve for Chaparral investment	—	430
Capitalized inventory costs	33	32
Other accruals	326	240

Total gross deferred tax assets	1,636	939
Valuation allowance	(1,042)	—

Net deferred tax asset	594	939
Deferred tax liability:
Depreciation and other	(158)	(191)

Total deferred tax liability	(158)	(191)

	$436	$748

      A valuation reserve has been established at June 30, 2004 for $1,042 based on the Company’s assessment regarding the realizability of certain deferred tax assets in future years. The Company has net operating losses, capital losses and other carryforwards for tax purposes of $2,368 at June 30, 2004 expiring between fiscal years 2009 and 2024.

      We currently have a prior fiscal year under audit by the Internal Revenue Service (“IRS”). The IRS has proposed an adjustment which we believe will ultimately not result in any significant adjustments to the previously filed return. If the proposed adjustment requires an amendment of the prior year tax return, we believe that any additional taxes that we may be required to pay will not have a significant effect on our financial position or results of operations.

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Preferred Stock

      Qualstar’s capital structure allows for the Board of Directors to authorize 5,000,000 shares of preferred stock. The Board of Directors has authority to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares of preferred stock without any future vote or action by the shareholders. At June 30, 2004 and 2003, there were no outstanding shares of preferred stock.

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

      The following table summarizes all stock option activity (in thousands, except per share amounts):

		Exercise	Weighted
	Stock	Price Per	Average
	Options	Share	Exercise Price

Outstanding at July 1, 2001	256	$0.22 - $9.38	$4.00
Granted	248	4.37 - 5.94	5.21
Exercised	(55)	0.22 - 2.78	0.63
Cancelled	(8)	2.78	2.78

Outstanding at June 30, 2002	441	$0.56 - $9.38	$5.12
Granted	167	4.23 - 4.89	4.29
Exercised	(60)	0.56 - 2.78	2.48
Cancelled	(68)	2.78 - 9.38	4.33

Outstanding at June 30, 2003	480	$2.78 - $9.38	$5.27
Granted	104	5.10	5.10
Exercised	(19)	2.78 - 5.25	3.54
Cancelled	(54)	4.89 - 9.38	5.90

Outstanding at June 30, 2004	511	$4.23 - $9.38	$5.24

Options Exercisable
	Options Outstanding at June 30, 2004			at June 30, 2004

			Weighted		Weighted
	Number of	Weighted Average	Average	Number of	Average
Exercise	Shares	Remaining	Exercise	Shares	Exercise
Price Range	Outstanding	Contractual Life	Price	Exercisable	Price

$4.23 - 5.94	469	8.3	$4.87	141	$4.90
$9.38	42	6.1	$9.38	32	$9.38

      On January 14, 2000, each of Qualstar’s four non-employee directors were granted and purchased 54,000 shares of restricted stock pursuant to the 1998 Stock Incentive Plan at a price of $2.78 per share. Each

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

director paid for the shares with a promissory note in the amount of $150,000 secured by the purchased shares. Interest on the notes accrues at the rate of 6.21% and is payable annually. Payments of principal on the notes are due in four equal annual installments beginning in January 2002. Qualstar, solely at its discretion, has the right to repurchase each director’s restricted shares at the original purchase price upon termination of service for any reason. Qualstar’s repurchase right lapses and the shares vest ratably over four years based upon each year of service as a director. All of these shares were fully vested as of January 14, 2004.

      Upon issuance of the restricted stock and granting of stock options in January 2000, Qualstar recorded a deferred compensation charge of $1.7 million related to both stock options and restricted stock for the difference between the exercise price and the deemed fair market value for accounting purposes on the date of the grant. The deferred compensation recorded was amortized over a four-year vesting period, which resulted in compensation expense of $140,000 in fiscal 2004, $301,000 in fiscal 2003, and $430,000 in fiscal 2002. During the year ended June 30, 2003, approximately 52,000 of unvested stock options related to these grants were forfeited. The forfeitures resulted in a decrease in common stock paid-in-capital and deferred compensation of $190,000 during the year ended June 30, 2003.

8.	Purchase of N2Power

      On July 11, 2002, Qualstar acquired the assets and intellectual properties of N2Power, Incorporated, a privately held company which designed and produced small and efficient open-frame switching power supplies. The consideration for this acquisition amounted to $250,000 plus acquisition expenses of $38,000. The purchase price was primarily allocated to a patent, in the amount of $240,000, which is being amortized over 5 years. The accompanying consolidated financial statements include the operations of N2Power from the date of acquisition. At June 30, 2004, accumulated amortization of the patent was $96,000. Amortization expense for the years ended June 30, 2004 and 2003 was $48,000 in each year. Amortization expense is estimated to be $48,000 in each of the fiscal years 2005, 2006, and 2007.

9.	Commitments

      Qualstar’s lease agreement for its facility located in Simi Valley, California, expires in February of 2011, with an early termination option becoming available in February of 2007. The annual rent for the lease is $468,000, with step-ups ranging from $28,000 to $34,000 every two years.

      Qualstar’s lease agreement for its facility located in Boulder, Colorado, expires in May of 2007 with an initial annual rent in the amount of $55,000, with a nominal step-up of approximately 2% annually.

      Future minimum lease payments under these leases are as follows:

Minimum
Year Ending	Lease Payment

2005	$562,000
2006	581,000
2007	590,000
2008	554,000
2009	568,000
Thereafter	931,000

$3,786,000

      Rent expense (including equipment rental) for the years ended June 30, 2004, 2003, and 2002, was $679,000, $589,000, and $594,000, respectively.

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Legal Proceedings

      On January 10, 2003, Raytheon Company (“Raytheon”) filed a complaint in the United States District Court for the Eastern District of Texas alleging that Qualstar and eight other named defendants infringed on a patent owned by Raytheon entitled “Mass Data Storage Library.” Raytheon filed an amended complaint on or about February 6, 2003, which included an allegation that Qualstar’s tape libraries infringe Raytheon’s patent. On April 2, 2004, Raytheon and Qualstar entered into a written settlement agreement pursuant to which all claims between the parties alleged in the litigation were dismissed with prejudice. The costs to settle this dispute have been included in our results of operations in general and administrative expenses in the year ended June 30, 2004 and have not had a material adverse effect on our financial position.

      Qualstar may be involved in other litigation or legal matters from time to time in the normal course of business.

11.	Geographic Information

      Information regarding revenues attributable to the Qualstar’s primary geographic operating regions is as follows (in thousands):

	Year Ended June 30,

	2004	2003	2002

Revenues:
North America	$21,312	$23,678	$25,550
Europe	4,842	7,349	9,811
Asia	4,279	1,837	1,758
Other	1,097	693	512

	$31,530	$33,557	$37,631

      The geographic classification of revenues is based upon the location to which the product is shipped. Qualstar does not have any significant long-lived assets outside of the United States.

12.	Benefit Plans

      Qualstar has a voluntary deferred compensation plan (the Plan) qualifying for treatment under Internal Revenue Code Section 401(k). All employees are eligible to participate in the Plan following three months of service of employment and may contribute up to 100% of their compensation on a pre-tax basis, not to exceed the annual IRS maximum. Qualstar, at the discretion of management, may make matching contributions in an amount equal to 25% of the first 6% of compensation contributed by eligible participants. Qualstar’s contributions under the Plan totaled $76,000, $58,000, and $51,000 for the years ended June 30, 2004, 2003, and 2002 respectively.

13.	Related Party Transactions

      Qualstar’s outside counsel is a member of its board of directors. During the years ended June 30, 2004, 2003 and 2002 Qualstar paid $131,000, $149,000 and $132,000, respectively to the law firm in which the director is a shareholder for general business purposes.

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Quarterly Results of Operations (Unaudited)

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,

	(In thousands, except per share amounts)
Fiscal 2004:
Net sales	$7,696	$8,302	$9,556	$5,976
Gross profit	3,114	3,007	3,594	2,240
Net income (loss)	(16)	(346)	207	(576)

Net earnings (loss) per share:
Basic	$(0.00)	$(0.03)	$0.02	$(0.05)
Diluted	(0.00)	(0.03)	0.02	(0.05)

Fiscal 2003:
Net sales	$8,168	$8,189	$8,408	$8,792
Gross profit	2,956	3,104	3,148	3,178
Net income (loss)	(43)	11	79	502

Net earnings (loss) per share:
Basic	$0.00	$0.00	$0.01	$0.04
Diluted	0.00	0.00	0.01	0.04

SCHEDULE II

QUALSTAR CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS
For the Years Ended June 30, 2004, 2003, and 2002

Column A	Column B	Column C		Column D	Column E

		Charged
	Balance at	to Costs	Charged		Balance at
	Beginning	and	to Other		End of
Description	of Period	Expenses	Accounts	Deductions(1)	Period

Year Ended June 30, 2004	$260,000	$208,000	$—	$251,000	$217,000
Year Ended June 30, 2003	$2,100,000	$(53,000)	$—	$1,787,000	$260,000
Year Ended June 30, 2002	$470,000	$1,679,000	$—	$49,000	$2,100,000

(1)	Uncollectible accounts written off, net of recoveries.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALSTAR CORPORATION

By:	/s/ WILLIAM J. GERVAIS

William J. Gervais,
Chief Executive Officer and President

Date: September 24, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM J. GERVAIS William J. Gervais	Chief Executive Officer, President and Director (principal executive officer)	September 24, 2004

/s/ RICHARD A. NELSON Richard A. Nelson	Vice President, Engineering Secretary and Director	September 24, 2004

/s/ FREDERIC T. BOYER Frederic T. Boyer	Vice President and Chief Financial Officer (principal financial and accounting officer)	September 24, 2004

/s/ BRUCE E. GLADSTONE Bruce E. Gladstone	Director	September 24, 2004

/s/ TRUDE C. TAYLOR Trude C. Taylor	Director	September 24, 2004

/s/ ROBERT E. RICH Robert E. Rich	Director	September 24, 2004

/s/ ROBERT T. WEBBER Robert T. Webber	Director	September 24, 2004

EXHIBIT INDEX

Exhibit No.		Description

3	.1(1)	Restated Articles of Incorporation.
3	.2(1)	Amended and Restated Bylaws.
10	.1(1)*	1998 Stock Incentive Plan, as amended and restated.
10	.2(1)	Form of Indemnification Agreement.
10	.3(2)	Lease agreement between Strategic Performance Fund-II, Inc. and Qualstar Corporation, dated September 20, 2000.
14.1		Code of Business Conduct and Ethics
21.1		Subsidiaries of Qualstar Corporation
23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the designated exhibits to Qualstar’s registration statement on Form S-1 (Commission File No. 333-96009), declared effective by the Commission on June 22, 2000.

(2)	Incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

*	Each of these exhibits constitutes a management contract, compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of this report.