Form 10-K/A
period 2004-06-30
QUALSTAR CORP
filed 2004-10-27
CIK 758938

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

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

Common Stock, without par value

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒.

     As of October 14, 2004, the aggregate market value of the common equity held by non-affiliates of the registrant was approximately $39,443,178.

     The total number of shares of common stock outstanding at October 14, 2004 was 12,608,199.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding executive officers of the Company is included in Part I of this report under the heading “Management.” Information regarding the directors of the Company is set forth below.

Name	Age	Position
William J. Gervais	61	Chief Executive Officer, President and Director
Richard A. Nelson	61	Vice President — Engineering, Secretary and Director
Bruce E. Gladstone	69	Director
Robert E. Rich.	54	Director
Trude C. Taylor.	83	Director
Robert T. Webber.	63	Director

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

     Bruce E. Gladstone has been a director of Qualstar since 1994. Mr. Gladstone is currently the Chief Executive Officer and Director of Aragon Technologies, a company that designs and manufactures extremely precise lasers. From April 2000 until March 2003, Mr. Gladstone served as Executive Vice President of 2KSounds, Inc., a company engaged in the production and distribution of music. In 1997, Mr. Gladstone was a co-founder of ComCore Semiconductor, a fabless semiconductor company, and served as its Vice President and as a director from 1997 until its sale in 1998. From 1996 until 1997, Mr. Gladstone was a consultant in the area of high technology startup companies. In 1990, Mr. Gladstone co-founded Chronology Corporation, a company that provides tools for electronic engineers, and served as an executive officer and director from 1990 until 1995. During the period 1974 through 1990, Mr. Gladstone founded and served as chief executive officer and president of three companies providing electronic engineering and software development tools. Mr. Gladstone began his career in electrical engineering and received B.S. and M.S. degrees in Engineering from the University of California, Los Angeles in 1957 and 1962.

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

     Trude C. Taylor served as a director of Qualstar from October 1989 until December 1995, and rejoined our board in January 2000. Since 1984, Mr. Taylor has been a principal of TC Associates, a private investment firm. Mr. Taylor served as Chairman of the Board, Chief Executive Officer and a director of Zehntel Corporation, an automatic electronic test equipment manufacturer, from 1984 until 1988. Mr. Taylor was a founder and served as Chief Executive Officer, President and a director of EM&M Corporation, a computer components and memory products company, from 1961 until 1984, and served as its Chairman of the Board from 1984 until 1986. Mr. Taylor served on the board of directors of Xylan Corporation until it was acquired by Alcatel S.A. in 1999, and currently serves on the board of directors of Plantronics, Inc. and Professional Business Bank. Mr. Taylor also serves as a trustee of Harvey Mudd College, and as an arbitrator for the New York Stock Exchange and the National Association of Securities Dealers, Inc. Mr. Taylor received a B.S. degree in Mechanical Engineering from the University of California, Los Angeles in 1949, and an M.B.A. degree from Harvard University in 1951.

     Robert T. Webber has served as a director of Qualstar since January 2000. Mr. Webber is currently a management and air combat effectiveness consultant. Prior to his retirement in 1999, Mr. Webber was employed for 32 years by Lockheed-Martin Skunk Works and its predecessors, where he served in various positions, most recently as Chief Engineer and Division Manager for the Systems Requirements & Analysis Division. Mr. Webber currently serves on the executive board of the National Defense Industrial Association’s Combat Survivability Division, a professional trade association. Mr. Webber received a B.S. degree in Engineering from the University of California, Los Angeles in 1963 and an M.B.A. degree from Pepperdine University in 1971.

     Directors are elected annually and hold office until the next annual meeting of shareholders and until their successors have been elected and qualified.

Audit Committee

     Qualstar’s Board of Directors has established a standing audit committee, which is currently comprised of the following directors: Bruce E. Gladstone, Trude C. Taylor and Robert T. Webber. All members of the audit committee are non-employee directors and satisfy the current standards with respect to independence, financial expertise and experience established by rules of The Nasdaq Stock Market, Inc. Our Board of Directors has determined that Mr. Taylor meets the Securities and Exchange Commission’s definition of “audit committee financial expert.”

Code of Ethics

     Qualstar has adopted a written Code of Business Conduct and Ethics, which complies with the requirements for a code of ethics pursuant to Item 406(b) of Regulation S-K under the Securities Exchange Act of 1934, that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of the Code of Business Conduct and Ethics has been filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended June 30, 2004. A copy of the Code of Business Conduct and Ethics is also posted on our website at www.qualstar.com. A copy of the Code of Business Conduct and Ethics will be provided, without charge, to any shareholder who sends a written request to the Chief Financial Officer of Qualstar at 3990-B Heritage Oak Court, Simi Valley, California 93063.

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

     Based solely upon our review of the copies of reporting forms furnished to Qualstar, and written representations that no other reports were required, we believe that all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to directors, officers and any persons holding more than ten percent of Qualstar’s common stock with respect to the fiscal year ended June 30, 2004, were satisfied on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table summarizes all compensation earned by our Chief Executive Officer and the four other most highly compensated executive officers whose total salary and bonus exceeded $100,000 for services rendered in all capacities to us during the fiscal year ended June 30, 2004. These individuals are referred to as our named executive officers in other parts of this report. The amounts shown below under “All Other Compensation” represent matching contributions under our 401(k) plan.

	Annual Compensation			Long Term Compensation Awards	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Securities Underlying Options (#)	Compensation ($)
William J. Gervais	2004	$185,000	—	—	—
Chief Executive Officer	2003	180,600	—	—	—
and President	2002	160,300	—	—	—

Thomas J. Studebaker(1)	2004	187,000	—	—	$1,100
Vice President of Advanced	2003	187,000	—	40,000	650
Development	2002	43,200	—	—	—

Robert K. Covey	2004	167,000	—	—	1,700
Vice President of Marketing	2003	162,600	—	—	1,600
	2002	158,300	—	20,000	1,600

David L. Griffith(2)	2004	165,000	—	—	—
Vice President of Operations	2003	160,600	—	—	—
	2002	110,100	—	80,000	—

Frederic T. Boyer(3)	2004	175,000	—	—	2,600
Vice President and Chief	2003	111,700	10,000	100,000	—
Financial Officer	2002	—	—	—	—

(1)	Thomas J. Studebaker became our Vice President of Advanced Development in April 2002.

(2)	David L. Griffith became our Vice President of Operations in October 2001.

(3)	Frederic T. Boyer became our Vice President and Chief Financial Officer in October 2002.

Option Grants in Last Fiscal Year

     The following table sets forth certain information concerning grants of options to each of the named executive officers during the year ended June 30, 2004. In addition, in accordance with the rules and regulations of the Securities and Exchange Commission, the following table sets forth the hypothetical gains or “option spreads” that would exist for the options. Such gains are based on assumed rates of annual compound stock appreciation of 5% and 10% from the date on which the options were granted over the full term of the options. The rates do not represent Qualstar’s estimate or projection of future common stock prices, and no assurance can be given that any appreciation will occur or that the rates of annual compound stock appreciation assumed for the purposes of the following table will be achieved.

Potential Realizable
Value At Assumed
		Percent of			Annual Rates
		Total Options			of Stock Price
	Options	Granted to	Exercise		Appreciation for
	Granted	Employees in	Price	Expiration	Option Term(2)
Name	(# of Shares)(1)	Fiscal Year	($/Share)	Date	5%($)	10%($)
William J. Gervais	—	—	—	—	—	—
Thomas J. Studebaker	—	—	—	—	—	—
Robert K. Covey	—	—	—	—	—	—
David L. Griffith	—	—	—	—	—	—
Frederic T. Boyer	—	—	—	—	—	—

(1)	The per share exercise price of all options granted is the fair market value of Qualstar’s common stock on the date of grant. Options have a term of 10 years and become exercisable in four equal annual installments commencing one year after the grant date.

(2)	The potential realizable value is calculated from the exercise price per share, assuming the market price of Qualstar’s common stock appreciates in value at the stated percentage rate from the date of grant to the expiration date. Actual gains, if any, are dependent on the future market price of the common stock.

Options Exercised and Fiscal Year-End Values

     The following table sets forth information regarding options exercised by our named executive officers during the fiscal year ended June 30, 2004, the number of shares covered by both exercisable and unexecisable options as of June 30, 2004, and the value of unexercised in-the-money options held by our named executive officers as of June 30, 2004.

Aggregated Option Exercises in Last Fiscal Year
and Fiscal Year-End Option Values

	Number of		Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised		In-the-Money Options at
	Acquired	Value	Options at June 30, 2004		June 30, 2004(1)
Name	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
William J. Gervais	—	—	—	—	—	—
Thomas J. Studebaker	—	—	20,000	20,000	7,600	7,600
Robert K. Covey	—	—	10,000	10,000	1,800	1,800
David L. Griffith	—	—	40,000	40,000	70,000	70,000
Frederic T. Boyer	—	—	25,000	75,000	47,250	141,750

(1)	Represents the closing sale price of our common stock on June 30, 2004 ($6.12), less the exercise price per share, multiplied by the number of shares subject to the options held by the named executive officer.

Compensation of Directors

     Each of our non-employee directors receive $2,000 per quarter plus $1,000 for each Board meeting attended as compensation for their service on the Board, and are reimbursed for expenses incurred in connection with attendance at meetings of the Board and any committees on which they serve. Directors who serve on the Audit Committee of our Board receive an additional fee of $1,000 per quarter plus an attendance fee of $500 per meeting if the Audit Committee meeting is held in conjunction with a meeting of the full Board, and $1,000 per meeting if held on a day when the full Board does not meet. Directors who serve on the Compensation Committee of our Board receive an additional fee of $500 for attending meetings of that committee that are held on a day when the full Board does not meet. An attendance fee of $250 per meeting is paid for telephonic meetings of the full Board or of a committee on which a director is a member. No fees are paid for service on the Board to directors who are employees of Qualstar.

     Directors are eligible to receive options and rights to purchase restricted stock under our 1998 Stock Incentive Plan. In January 2000, we granted to each of our four non-employee directors the right to purchase 54,000 shares of restricted stock at a price of $2.78 per share, which each director purchased with a full-recourse promissory note. All of these promissory notes have been repaid in full, except for $3,860.25 of interest owed by one director.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     During the fiscal year ended June 30, 2004, the members of the Compensation Committee of our Board of Directors were Bruce E. Gladstone, Trude C. Taylor and Robert T. Webber. No executive officer serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors. No member of the Compensation Committee is, or ever has been, an employee or officer of Qualstar.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information with respect to the beneficial ownership of our common stock as of October 14, 2004 for:

•	each person (or group of affiliated persons) who we know beneficially owns more than 5% of our common stock;

•	each of our directors;

•	each of the named executive officers; and

•	all of our directors and executive officers as a group.

     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Except as indicated by footnote, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of common stock subject to options currently exercisable or exercisable within 60 days of October 14, 2004, are deemed outstanding for computing the percentage of the person holding such options, but are not deemed outstanding for computing the percentage of any other person. The address for those individuals for which an address is not otherwise indicated is: c/o Qualstar Corporation, 3990-B Heritage Oak Court, Simi Valley, CA 93063.

	Shares Beneficially	Percent of Shares
Name of Beneficial Owner	Owned	Outstanding
Wells Capital Management Inc.(1)	1,364,150	10.8%
525 Market Street, 10th Floor San Francisco, CA 94104
Wellington Management(2)	1,247,300	9.9%
75 State Street Boston, MA 02109
Fidelity Management & Research Co.(3)	1,225,703	9.7%
82 Devonshire Street Boston, MA 02109
William J. Gervais	2,881,350	22.9%
Richard A. Nelson	1,992,250	15.8%
Bruce E. Gladstone	54,000	0.4%
Robert E. Rich	131,400	1.0%
Trude C. Taylor	201,920	1.6%
Robert T. Webber	88,000	0.7%
Frederic T. Boyer(4)	50,000	0.4%
Robert K. Covey(5)	162,400	1.3%
David L. Griffith(6)	60,000	0.5%
Thomas J. Studebaker(7)	20,000	0.2%
All directors and officers as a group (11 persons)(8)	5,661,320	44.3%

(1)	Based on information contained in a Schedule 13G filed with the Securities and Exchange Commission on February 13, 2004, Wells Fargo & Company, as the parent holding company of Wells Capital Management Incorporated, an investment adviser, beneficially owns 1,364,150 shares. It has sole voting power as to 1,360,200 shares and sole dispositive power as to 1,364,150 shares.

(2)	Based on information contained in a Schedule 13G filed with the Securities and Exchange Commission on February 12, 2004, Wellington Management Company, LLP, in its capacity as an investment adviser, beneficially owns 1,247,300 shares. It has shared voting power as to 699,300 shares and shared dispositive power as to 1,247,300 shares.

(3)	Based on information contained in a Schedule 13G filed with the Securities and Exchange Commission on February 17, 2004, FMR Corporation, as the parent holding company of Fidelity Management & Research Company, an investment adviser, beneficially owns 1,225,703 shares and has sole dispositive power over these shares but no voting power. Fidelity Management & Research Company has shared voting power as to 1,225,703 shares.

(4)	Includes 50,000 shares subject to stock options that are currently exercisable or exercisable within 60 days of October 14, 2004.

(5)	Includes 10,000 shares subject to stock options that are currently exercisable or exercisable within 60 days of October 14, 2004.

(6)	Includes 60,000 shares subject to stock options that are currently exercisable or exercisable within 60 days of October 14, 2004.

(7)	Includes 20,000 shares subject to stock options that are currently exercisable or exercisable within 60 days of October 14, 2004.

(8)	Includes 20,000 shares subject to stock options that are currently exercisable or exercisable within 60 days of October 14, 2004.

Additional Equity Compensation Plan Information

     The following table provides additional information regarding Qualstar’s equity compensation plans as of June 30, 2004:

Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	511,000	$5.24	307,175
Equity compensation plans not approved by security holders	—	—	—

Totals	511,000	$5.24	307,175

(1)	Includes shares subject to stock options granted under the 1998 Stock Incentive Plan, and shares available for additional option grants under that plan, as of June 30, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In January 2000 each of our four non-employee directors purchased 54,000 shares of restricted stock pursuant to our 1998 Stock Incentive Plan at a price of $2.78 per share, which was the fair market value of our stock on the date of grant as determined by our board of directors. Each director paid for his shares with a full-recourse promissory note in the amount of $150,000, secured by a pledge of the purchased shares. Payments of principal on the notes were due in four equal annual installments commencing on the second anniversary of the date of the note. Interest on the notes accrued at the rate of 6.21% per annum. As of June 30, 2004, all of these promissory notes had been repaid in full, except for $3,860.25 in interest owed by one director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The aggregate fees billed by Ernst & Young LLP, independent accountants, for professional services rendered to Qualstar during the fiscal years ended June 30, 2004 and fiscal 2003 were comprised of the following:

	Fiscal	Fiscal
	2004	2003
Audit Fees	$140,000	$131,000
Audit-related fees	54,000	25,000
Tax fees	162,000	70,000
All other fees	—	—

Total fees	$356,000	$226,000

     Audit fees include fees for professional services rendered in connection with the audit of our consolidated financial statements for each year and reviews of our unaudited consolidated quarterly financial statements, as well as fees related to consents and reports in connection with regulatory filings for those fiscal years.

     Audit-related fees in fiscal 2004 and 2003 were primarily for general assistance in connection with the implementation of procedures required to comply with rules and regulations promulgated pursuant to the Sarbanes-Oxley Act of 2002.

     Tax fees related primarily to tax compliance and advisory services, and the preparation of federal and state tax returns for each year. Tax fees for fiscal 2004 also include professional services rendered in connection with determining the availability of research and development tax credits.

Audit Committee Pre-Approval Policies and Procedures

     Our Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent accountants in accordance with applicable Securities and Exchange Commission rules. The Audit Committee adopted a written pre-approval policy on June 25, 2003, and all services performed by Ernst & Young in connection with engagements subsequent to June 25, 2003 were pre-approved in accordance with the Audit Committee’s pre-approval policy. The Audit Committee generally pre-approves particular services or categories of services on a case-by-case basis. The independent accountants and management periodically report to the Audit Committee regarding the extent of services provided by the independent accountants in accordance with these pre-approvals, and the fees for the services performed to date.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 27, 2004	QUALSTAR CORPORATION
	By:	/s/ William J. Gervais
William J. Gervais
Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment on Form 10K/A has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ William J. Gervais William J. Gervais	Chief Executive Officer, President and Director (principal executive officer)	October 27, 2004

/s/ Richard A. Nelson Richard A. Nelson	Vice President of Engineering, Secretary and Director	October 27, 2004

/s/ Frederic T. Boyer Frederic T. Boyer	Vice President and Chief Financial Officer (principal financial and accounting officer)	October 27, 2004

/s/ Bruce E. Gladstone Bruce E. Gladstone	Director	October 27, 2004

/s/ Trude C. Taylor Trude C. Taylor	Director	October 27, 2004

/s/ Robert E. Rich Robert E. Rich	Director	October 27, 2004

/s/ Robert T. Webber Robert T. Webber	Director	October 27, 2004

EXHIBIT INDEX

Exhibit
No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.