Form 10-Q
period 2004-09-30
QUALSTAR CORP
filed 2004-11-12
CIK 758938

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes [  ] No [X]

Total shares of common stock without par value outstanding at September 30, 2004 is 12,608,199.

QUALSTAR CORPORATION
FORM 10-Q
For the quarterly period ended September 30, 2004

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

QUALSTAR CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2004 AND JUNE 30, 2004
(in thousands)

	SEPTEMBER,	JUNE 30,
	2004	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,173	$6,401
Marketable securities	31,997	29,376
Receivables, net of allowances of $206 and $217 at September 30, 2004 and June 30, 2004, respectively	3,763	4,628
Inventories	7,400	7,418
Prepaid expenses and other current assets	593	470
Prepaid income taxes	826	1,072
Deferred income taxes	594	594

Total current assets	49,346	49,959

Property and equipment, net	1,423	1,439
Other assets	237	249

Total assets	$51,006	$51,647

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$597	$1,171
Accrued payroll and related liabilities	613	500
Other accrued liabilities	1,700	1,754

Total current liabilities	2,910	3,425
Deferred income taxes	158	158
Shareholders’ equity:
Common stock, no par value; 50,000 shares authorized, 12,608 and 12,596 shares issued and outstanding at September 30, 2004 and June 30, 2004, respectively	20,180	20,121
Notes from directors	(4)	(45)
Accumulated other comprehensive loss	(91)	(101)
Retained earnings	27,853	28,089

Total shareholders’ equity	47,938	48,064

Total liabilities and shareholders’ equity	$51,006	$51,647

See the accompanying notes to these interim condensed consolidated financial statements.

QUALSTAR CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)
(in thousands, except per share data)

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2004	2003
Net revenues	$6,305	$5,976
Cost of goods sold	3,972	3,736

Gross profit	2,333	2,240

Operating expenses:
Research and development	954	1,158
Sales and marketing	847	701
General and administrative	932	1,358

Total operating expenses	2,733	3,217

Loss from operations	(400)	(977)
Investment income	164	155

Loss before income taxes	(236)	(822)
Benefit for income taxes	—	(246)

Net loss	$(236)	$(576)

Loss per share:
Basic	$(0.02)	$(0.05)

Diluted	$(0.02)	$(0.05)

Shares used to compute loss per share:
Basic	12,604	12,586

Diluted	12,604	12,586

See the accompanying notes to these interim condensed consolidated financial statements.

QUALSTAR CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)
(in thousands)

	Three Months Ended
	September 30,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(236)	$(576)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	114	103
Recovery of bad debts and returns	(12)	(1)
Amortization of deferred compensation	—	65
Accrued interest on directors’ notes	—	(2)
Changes in operating assets and liabilities:
Accounts receivable	877	1,203
Inventories	18	(217)
Prepaid expenses and other assets	(123)	(308)
Prepaid income taxes	246	341
Accounts payable	(574)	262
Accrued payroll and related liabilities	113	144
Other accrued liabilities	(54)	(11)

Net cash provided by operating activities	369	1,003

INVESTING ACTIVITIES:
Purchases of property, equipment and leasehold improvements	(86)	(18)
Proceeds from sale of marketable securities	1,000	10,555
Purchase of marketable securities	(3,611)	(8,995)

Net cash provided by (used in) investing activities	(2,697)	1,542

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	59	—
Principal and interest payments on directors’ notes	41	—

Net cash provided by financing activities	100	—

Net increase (decrease) in cash and cash equivalents	(2,228)	2,545
Cash and cash equivalents at beginning of period	6,401	6,236

Cash and cash equivalents at end of period	$4,173	$8,781

Supplemental cash flow disclosure:
Income taxes paid	$3	$10

See the accompanying notes to these interim condensed consolidated financial statements.

QUALSTAR CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2004
(UNAUDITED)
(in thousands)

				ACCUMULATED
	COMMON STOCK		NOTES	OTHER
			FROM	COMPREHENSIVE	RETAINED
	SHARES	AMOUNT	DIRECTORS	LOSS	EARNINGS	TOTAL
Balance at July 1, 2004	12,596	$20,121	$(45)	$(101)	$28,089	$48,064
Proceeds from exercise of stock options	12	59	—	—	—	59
Principal and interest payments on directors’ notes	—	—	41	—	—	41
Comprehensive loss:
Change in unrealized losses on investments	—	—	—	10	—	10
Net loss					(236)	(236)

Comprehensive loss						(226)

Balance at September 30, 2004	12,608	$20,180	$(4)	$(91)	$27,853	$47,938

See the accompanying notes to these condensed consolidated financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

(in thousands, except per share data)
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements are unaudited, except for the balance sheet at June 30, 2004 which is derived from our audited financial statements, and should be read in conjunction with the consolidated financial statements and related notes included in Qualstar Corporation’s (“Qualstar,” “us,” “we,” or “our”) Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on September 24, 2004. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting primarily of normal recurring items, which are necessary for the fair presentation of Qualstar’s consolidated financial position as of September 30, 2004, consolidated results of operations for the three months ended September 30, 2004, and consolidated cash flows for the three months ended September 30, 2004. Operating results for the three month period ended September 30, 2004 are not necessarily indicative of results to be expected for a full year.

NOTE 2. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted net income per share for the three months ended September 30, 2004 and 2003:

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2004	2003
Numerator:
Net loss	$(236)	$(576)
Denominator:
Denominator for basic net loss per share - weighted average shares	12,604	12,586
Dilutive potential common shares from employee stock options and restricted stock	—	—

Denominator for diluted net loss per share - adjusted weighted average shares and assumed conversions	12,604	12,586

Basic net loss per share	$(0.02)	$(0.05)

Diluted net loss per share	$(0.02)	$(0.05)

All shares related to stock options are excluded at September, 2004 and 2003, respectively, from the computation of diluted earnings per share as the effect would have been antidilutive.

NOTE 3. STOCK BASED COMPENSATION

     Employee stock options are accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as amended and interpreted, which requires recognition of expense when the option price is less than the fair value of the stock at the date of grant. Qualstar generally awards options for a fixed number of shares at an option price equal to the fair value at the date of grant. Qualstar has adopted the disclosure-only provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123).

     If the Company recognized employee stock option-related compensation expense in accordance with SFAS 123 and used the minimum value method for grants prior to the Company’s initial public offering and the Black-Scholes method model afterward for determining the weighted average fair value of options granted, the Company’s net loss and loss per share would have been reduced to the pro forma amounts indicated below:

	THREE MONTHS
	ENDED
	SEPTEMBER 30,
	2004	2003
Net loss as reported	$(236)	$(576)
Stock-based employee compensation cost included in reported net loss	—	65
Pro forma stock-based employee compensation cost under SFAS 123	(69)	(120)

Pro forma net loss	$(305)	$(631)

Loss per share:
Basic — as reported	$(0.02)	$(0.05)

Basic — pro forma	$(0.02)	$(0.05)

Diluted — as reported	$(0.02)	$(0.05)

Diluted — pro forma	$(0.02)	$(0.05)

Basic Weighted Average Shares	12,604	12,586
Diluted Weighted Average Shares	12,604	12,586

NOTE 4. MARKETABLE SECURITIES

     Marketable securities consist primarily of high-quality U.S. corporate securities and U.S. federal government and state government debt securities. These securities are classified in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities which Qualstar has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. All of Qualstar’s marketable securities were classified as available-for-sale at September 30, 2004 and June 30, 2004.

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

     On March 31, 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, (EIFT 03-1) effective for annual financial statements with fiscal years ending after June 15, 2004. EITF 03-1 provides guidance for determining when an investment is other-than-temporarily impaired, and states that an investment is considered other-than-temporarily impaired when its fair value is less than its amortized cost basis and is deemed other than temporary. The application of EITF 03-1 to the Company’s marketable securities portfolio has not resulted in the identification of an other-than-temporarily impaired investment as of September 30, 2004. In accordance with EITF 03-1, the Company recognized an impairment loss for other-than-temporary decline in investments of $160,000 equal to the difference between the amortized cost basis and its fair value as of June 30, 2004.

NOTE 5. INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventory is comprised as follows:

	SEPTEMBER 30, 2004	JUNE 30, 2004
Raw materials	$6,186	$6,370
Finished goods	1,214	1,048

	$7,400	$7,418

NOTE 6. COMPREHENSIVE LOSS

     For the three months ended September 30, 2004 and 2003, comprehensive loss amounted to approximately $226,000 and $533,000 respectively. The difference between net loss and comprehensive loss relates to the changes in the unrealized losses or gains the Company recorded for its available-for-sale securities.

NOTE 7. STOCK REPURCHASE

     On February 12, 2003, the Company announced that the Board of Directors had authorized a stock repurchase program of up to 500,000 shares of the Company’s common stock. The stock repurchase is funded by available working capital. There is no time limit for the completion of the stock repurchase program and it may be discontinued at any time. During the three month period ended September 30, 2004, the Company did not repurchase any shares of its common stock. From February 12, 2003 through September 30, 2004, the Company has repurchased a total of 139,477 shares of its common stock at a total cost of approximately $658,084 or an average cost of approximately $4.72 per share.

NOTE 8. LEGAL PROCEEDINGS

     Qualstar may be involved in litigation or legal matters from time to time in the normal course of business.

NOTE 9. INCOME TAXES

The Company does not record deferred taxes on domestic pretax income or losses due to the availability of net operating loss carryforwards which have been fully reserved through valuation allowances for pretax income and uncertainty surrounding the timing of realizing net operating loss carryforwards generated in the current period in future periods.

The Company currently has a prior fiscal year under audit by the Internal Revenue Service (“IRS”). The IRS has proposed an adjustment which Qualstar believes will ultimately not result in any significant adjustments to the previously filed return. If the proposed adjustment requires an amendment of the prior year tax return, the Company believes that any additional taxes that we may be required to pay will not have a significant effect on Qualstar’s financial position or results of operations.

NOTE 10. RECENT ACCOUNTING PRONOUNCEMENTS

In October 2004, the Financial Accounting Standards Board (FASB) concluded that SFAS No. 123R (SFAS 123R), “Share-Based Payment,” which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for interim or annual periods beginning after June 15, 2005.

SFAS 123R provides two tentative adoption methods. The first method is a modified prospective transition method whereby a company would recognize share-based employee costs from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Measurement and attribution of compensation cost for awards that are nonvested as of the effective date of SFAS 123R would be based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS 123. The second adoption method is a modified retrospective transition method whereby a company would recognize employee compensation cost for periods presented prior to the adoption of SFAS 123R in accordance with the original provisions of SFAS 123; that is, an entity would recognize employee compensation cost in the amounts reported in the pro forma disclosures provided in accordance with SFAS 123. A company would not be permitted to make any changes to those amounts upon adoption of SFAS 123R unless those changes represent a correction of an error. For periods after the date of adoption of SFAS 123R, the modified prospective transition method described above would be applied.

The Company currently expects to adopt SFAS 123R using the modified prospective transition method, although the Company continues to review its options for adoption under this new pronouncement, at the beginning of fiscal 2005, assuming SFAS 123R is implemented as scheduled, and expects the adoption to have an effect on Qualstar’s results of operations similar to the amounts reported historically in the Company’s footnotes under the pro forma disclosure provisions of SFAS 123.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in this Quarterly Report on Form 10-Q concerning the future business, operating results and financial condition of Qualstar are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements inherently are subject to risks and uncertainties, some of which we cannot predict or quantify. Our actual results may differ materially from the results projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004 in “ITEM 1 Business,” including the section therein entitled “Risk Factors,” and in “ITEM 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof or variations thereon or similar terminology. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect the occurrence of events or circumstances in the future.

OVERVIEW

     We design, develop, manufacture and sell automated magnetic tape libraries used to store, retrieve and manage electronic data primarily in network computing environments. We offer tape libraries for multiple tape drive technologies including AIT, Super AIT, SuperDLT, and LTO tape drives and media.

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

     Qualstar was incorporated in California in 1984. Our initial products were IBM compatible 9-track reel-to-reel tape drives. In 1995, we entered the tape automation market with a series of tape libraries incorporating 8mm tape drives. Since that time, we have introduced a succession of tape library models designed to work with the leading automation capable tape drive technologies. We announced the end of life for 9-track tape drives in September 2002 with final revenue shipments in the second quarter of fiscal 2004.

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

     Accounting for Income Taxes

     We estimate our tax liability based on current tax laws in the statutory jurisdictions in which we operate. These estimates include judgments about deferred tax assets and liabilities resulting from temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, as well as about the realization of deferred tax assets.

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

RESULTS OF OPERATIONS

The following table reflects, as a percentage of net revenues, statements of operations data for the periods indicated:

	Three Months Ended
	September 30,
	2004	2003
Net revenues	100.0%	100.0%
Cost of goods sold	63.0	62.5

Gross profit	37.0	37.5

Operating expenses:
Research and development	15.1	19.4
Sales and marketing	13.4	11.7
General and administrative	14.8	22.7

Total operating expenses	43.3	53.8

Loss from operations	(6.3)	(16.3)
Investment income	2.6	2.6

Loss before income taxes	(3.7)	(13.7)
Benefit for income taxes	—	(4.1)

Net income (loss)	(3.7)%	(9.6)%

Revenues are recognized upon shipment of the product to the customer, less estimated returns, for which provision is made at the time of sale. The following table summarizes our revenue by major product line:

	Three Months Ended
	September 30,
	2004	2003
Tape library revenues:
TLS	59.7%	66.4%
RLS	8.6	9.5

	68.3	75.9

Other revenues:
Service	11.0	9.2
Media	10.0	9.1
Power Supplies, Spares, Upgrades, 9 Track	10.7	5.8

	100.0%	100.0%

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003.

     Net Revenues. Revenues are recognized upon shipment of the product to the customer, less estimated returns, for which provision is made at the time of sale. Net revenues for the three months ended September 30, 2004 were $6.3 million, compared with net revenues of $6.0 million for the three months ended September, 2003, an increase of $0.3 million. The increase in revenues is attributed to higher revenues from tape libraries incorporating LTO and SAIT tape drives and higher revenues from service agreements and power supplies, partially offset by a decline in AIT and SDLT based library revenues. We derived approximately 10% of our revenues from one customer in the three months ended September 30, 2004. There were no customers providing greater than 10% of our revenues for the three months ended September 30, 2003.

     Gross Profit. Gross profit represents the difference between our net revenues and cost of goods sold. Cost of goods sold consists primarily of purchased parts, direct and indirect labor costs, rent, technical support costs, depreciation of plant and equipment, utilities, and packaging costs. Gross profit was $2.3 million, or 37.0% of net revenues, for the three months ended September 30, 2004, compared to $2.2 million, or 37.5% of net revenues, for the three months ended September 30, 2003.

     Research and Development. Research and development expenses consist of engineering salaries, benefits, outside consultant fees, purchased parts and supplies used in development activities. Research and development expenses for the three months ended September 30, 2004 were $954,000, or 15.1% of net revenues, as compared to $1.2 million, or 19.4% of net revenues, for the three months ended September 30, 2003. The decrease in research and development expenses is due primarily to lower prototype and engineering material costs incurred by our Advanced Development Group, who are developing a new line of enterprise-class tape libraries.

     Sales and Marketing. Sales and marketing expenses consist primarily of employee salaries and benefits, sales commissions, trade show costs, advertising, and travel related expenses. Sales and marketing expenses for the three months ended September 30, 2004 were $847,000, or 13.4% of net revenues, compared to $701,000, or 11.7% of net revenues, for the three months ended September 30, 2003. The increase in sales and marketing expenses was primarily due to increased promotion expenses during the quarter.

     General and Administrative. General and administrative expenses include employee salaries and benefits, deferred compensation related to stock options and restricted stock, provision for doubtful accounts, and professional service fees. General and administrative expenses for the three months ended September 30, 2004 were $932,000, or 14.8% of net revenues, compared with $1.4 million, or 22.7% of net revenues, for the three months ended September 30, 2003. Qualstar did not incur any costs associated with its previous patent infringement dispute with Raytheon Company in the first quarter of fiscal 2005, resulting in a significant reduction in general and administrative expenses compared to the year-ago period. The dispute with Raytheon was settled in April 2004. Further, the decrease is also due to not incurring any amortization of deferred compensation expense related to stock options for the three months ended September 30, 2004 compared to the year-ago period.

     Investment Income. Investment income was $164,000 in the three months ended September 30, 2004, compared to $155,000 for the three months ended September 30, 2003.

     Benefit for Income Taxes. We recorded no benefit for income taxes for the three months ended September 30, 2004 as compared to a benefit of income taxes of $(246,000) equal to 29.9% of our pre-tax loss, for the three months ended September 30, 2003. In the first quarter of fiscal 2005, we did not have any net operating loss carryback availability, and due to the uncertainty surrounding the timing of realizing net operating loss carryforwards, we did not record a tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have funded our capital requirements with cash provided by operations. Net cash provided by operating activities was $369,000 in the three months ended September 30, 2004 as compared to cash provided by operations of $1.0 million in the three months ended September 30, 2003. For the three months ended September 30, 2004, cash provided by operating activities was primarily provided by a reduction of accounts receivable partially offset by a decrease in accounts payable. For the three months ended September 30, 2003, cash provided by operating activities was primarily provided by a reduction of accounts receivable.

     Cash used in investing activities was $2.7 million during the first three months of fiscal 2005, primarily attributed to the net purchase of marketable securities. Cash provided by investing activities during the first three months of fiscal 2004 was $1.5 million, related primarily to the net sales of marketable securities.

     As of September 30, 2004, we had $4.2 million in cash and cash equivalents and $32.0 million in marketable securities. We believe that our existing cash and cash equivalents and anticipated cash flows from our operating activities, plus funds available from the sale of our marketable securities, will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. We may utilize cash to invest in businesses, products or technologies that we believe are strategic. We regularly evaluate other companies and technologies for possible investment by us. In addition, we have made and may in the future make investments in companies with whom we have identified potential synergies. However, we have no present commitments or agreements with respect to any material acquisition of other businesses or technologies.

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

ITEM 4. Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of Qualstar’s disclosure controls and procedures as of September 30, 2004, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were adequate to ensure that information required to be disclosed in this report is recorded, processed, summarized and reported in a timely basis.

     We did not make any changes in our internal control over financial reporting during the first quarter of fiscal 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

     Qualstar may be involved in litigation or legal matters from time to time in the normal course of business.

ITEM 6. Exhibits

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

QUALSTAR CORPORATION

Dated: November 12, 2004	By:	/s/ WILLIAM J. GERVAIS

William J. Gervais, President,
Chief Executive Officer

Dated: November 12, 2004	By:	/s/ FREDERIC T. BOYER

Frederic T. Boyer
Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.