Form 10-Q
period 2004-12-31
QUALSTAR CORP
filed 2005-02-11
CIK 758938

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-30083

QUALSTAR CORPORATION

Incorporated under the laws of the State of California	(I.R.S. Employer Identification No.) 95-3927330

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

Yes ☐ No ☑

Total shares of common stock without par value outstanding at December 31, 2004 is 12,253,117.

QUALSTAR CORPORATION
FORM 10-Q
For the quarterly period ended December 31, 2004

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

QUALSTAR CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS
DECEMBER 31, 2004 AND JUNE 30, 2004
(in thousands)

	DECEMBER,	JUNE 30,
	2004	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,540	$6,401
Marketable securities	31,492	29,376
Receivables, net of allowances of $212 and $217 at December 31, 2004 and June 30, 2004, respectively	3,568	4,628
Inventories	7,722	7,418
Prepaid expenses and other current assets	596	470
Prepaid income taxes	771	1,072
Deferred income taxes	594	594

Total current assets	47,283	49,959

Property and equipment, net	1,343	1,439
Other assets	223	249

Total assets	$48,849	$51,647

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$929	$1,171
Accrued payroll and related liabilities	489	500
Other accrued liabilities	1,561	1,754

Total current liabilities	2,979	3,425

Deferred income taxes	158	158

Shareholders’ equity:
Common stock, no par value; 50,000 shares authorized, 12,253 and 12,596 shares issued and outstanding at December 31, 2004 and June 30, 2004, respectively	18,370	20,121
Notes from directors	—	(45)
Accumulated other comprehensive loss	(164)	(101)
Retained earnings	27,506	28,089

Total shareholders’ equity	45,712	48,064

Total liabilities and shareholders’ equity	$48,849	$51,647

See the accompanying notes to these interim condensed consolidated financial statements.

QUALSTAR CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003
(UNAUDITED)
(in thousands, except per share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2004	2003	2004	2003
Net revenues	$6,392	$9,556	$12,697	$15,532

Cost of goods sold	4,081	5,962	8,053	9,698

Gross profit	2,311	3,594	4,644	5,834

Operating expenses:
Research and development	865	1,064	1,819	2,221
Sales and marketing	868	1,038	1,715	1,738
General and administrative	1,136	1,428	2,068	2,787

Total operating expenses	2,869	3,530	5,602	6,746

Income (loss) from operations	(558)	64	(958)	(912)

Investment income	211	192	375	346

Income (loss) before income taxes	(347)	256	(583)	(566)

Provision (benefit) for income taxes	—	49	—	(197)

Net income (loss)	$(347)	$207	$(583)	$(369)

Earnings (loss) per share:
Basic	$(0.03)	$0.02	$(0.05)	$(0.03)

Diluted	$(0.03)	$0.02	$(0.05)	$(0.03)

Shares used to compute earnings (loss) per share:
Basic	12,477	12,550	12,541	12,568

Diluted	12,477	12,604	12,541	12,568

See the accompanying notes to these interim condensed consolidated financial statements.

QUALSTAR CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003
(UNAUDITED)
(in thousands)

	Six Months Ended
	December 31,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(583)	$(369)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	231	208
Provision for (recovery of) bad debts and returns	(2)	101
Amortization of deferred compensation	—	129
Accrued interest on directors’ notes	—	(4)
Changes in operating assets and liabilities:
Accounts receivable	1,062	(194)
Inventories	(304)	629
Prepaid expenses and other assets	(124)	(285)
Prepaid income taxes	301	391
Accounts payable	(242)	(514)
Accrued payroll and related liabilities	(11)	61
Other accrued liabilities	(193)	26

Net cash provided by operating activities	135	179

INVESTING ACTIVITIES:
Purchases of property, equipment and leasehold improvements	(111)	(87)
Proceeds from sale of marketable securities	9,476	25,455

Purchases of marketable securities	(11,655)	(28,654)

Net cash used in investing activities	(2,290)	(3,286)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	76	—
Repurchase of common stock	(1,827)	(314)
Principal and interest payments on directors’ notes	45	79

Net cash used in financing activities	(1,706)	(235)

Net decrease in cash and cash equivalents	(3,861)	(3,342)
Cash and cash equivalents at beginning of period	6,401	6,236

Cash and cash equivalents at end of period	$2,540	$2,894

Supplemental cash flow disclosure:
Income taxes paid	$—	$—

See the accompanying notes to these interim condensed consolidated financial statements.

QUALSTAR CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED DECEMBER 31, 2004
(UNAUDITED)
(in thousands)

				ACCUMULATED
			NOTES	OTHER
	COMMON STOCK		FROM	COMPREHENSIVE	RETAINED
	SHARES	AMOUNT	DIRECTORS	LOSS	EARNINGS	TOTAL
Balance at July 1, 2004	12,596	$20,121	$(45)	$(101)	$28,089	$48,064

Proceeds from exercise of stock options	16	76	—	—	—	76

Retirement of shares pursuant to stock repurchase	(359)	(1,827)	—	—	—	(1,827)

Principal and interest payments on directors’ notes	—	—	45	—	—	45

Comprehensive loss:
Change in unrealized losses on investments	—	—	—	(63)	—	(63)
Net loss					(583)	(583)

Comprehensive loss						(646)

Balance at December 31, 2004	12,253	$18,370	$—	$(164)	$27,506	$45,712

See the accompanying notes to these condensed consolidated financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2004
(in thousands, except per share data)
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements are unaudited, except for the balance sheet at June 30, 2004 which is derived from our audited financial statements, and should be read in conjunction with the consolidated financial statements and related notes included in Qualstar Corporation’s (“Qualstar,” “us,” “we,” or “our”) Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on September 24, 2004. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting primarily of normal recurring items, which are necessary for the fair presentation of Qualstar’s consolidated financial position as of December 31, 2004, consolidated results of operations for the three and six months ended December 31, 2004, and consolidated cash flows for the six months ended December 31, 2004. Operating results for the three and six month periods ended December 31, 2004 are not necessarily indicative of results to be expected for a full year.

NOTE 2. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted net income per share for the three months and six months ended December 31, 2004 and 2003:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2004	2003	2004	2003
Numerator:
Net Income (loss)	$(347)	$207	$(583)	$(369)

Denominator:
Denominator for basic net income (loss) per share — weighted average shares	12,477	12,550	12,541	12,568
Dilutive potential common shares from employee stock options and restricted stock	—	54	—	—

Denominator for diluted net income (loss) per share — adjusted weighted average shares and assumed conversions	12,477	12,604	12,541	12,568

Basic net income (loss) per share	$(0.03)	$0.02	$(0.05)	$(0.03)

Diluted net income (loss) per share	$(0.03)	$0.02	$(0.05)	$(0.03)

All shares related to stock options are excluded for the three months and six months ended December 31, 2004, respectively, from the computation of diluted earnings per share as the effect would have been antidilutive.

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

     If the Company recognized employee stock option-related compensation expense in accordance with SFAS 123 and used the minimum value method for grants prior to the Company’s initial public offering and the Black-Scholes method model afterward for determining the weighted average fair value of options granted, the Company’s net income (loss) and income (loss) per share would have been reduced to the pro forma amounts indicated below:

	THREE MONTHS		SIX MONTHS
	ENDED		ENDED
	DECEMBER 31,		DECEMBER 31,
	2004	2003	2004	2003
Net income (loss) as reported	$(347)	$207	$(583)	$(369)
Stock-based employee compensation cost included in reported net income (loss)	—	64	—	129
Pro forma stock-based employee compensation cost under SFAS 123	(68)	(130)	(136)	(260)

Pro forma net income (loss)	$(415)	$141	$(719)	$(500)

Earnings (loss) per share:
Basic — as reported	$(0.03)	$0.02	$(0.05)	$(0.03)

Basic — pro forma	$(0.03)	$0.01	$(0.06)	$(0.04)

Diluted — as reported	$(0.03)	$0.02	$(0.05)	$(0.03)

Diluted — pro forma	$(0.03)	$0.01	$(0.06)	$(0.04)

Basic Weighted Average Shares	12,477	12,550	12,541	12,568
Diluted Weighted Average Shares	12,477	12,604	12,541	12,568

NOTE 4. MARKETABLE SECURITIES

     Marketable securities consist primarily of high-quality U.S. corporate securities and U.S. federal government and state government debt securities. These securities are classified in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities which Qualstar has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. All of Qualstar’s marketable securities were classified as available-for-sale at December 31, 2004 and June 30, 2004.

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

     On March 31, 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, (EIFT 03-1) effective for annual financial statements with fiscal years ending after June 15, 2004. EITF 03-1 provides guidance for determining when an investment is other-than-temporarily impaired, and states that an investment is considered other-than-temporarily impaired when its fair value is less than its amortized cost basis and is deemed other than temporary. The application of EITF 03-1 to the Company’s marketable securities portfolio has not resulted in the identification of an other-than-temporarily impaired investment in the three and six month period ended December 31, 2004. In accordance with EITF 03-1, the Company recognized an impairment loss for other-than-temporary decline in investments of $160,000 equal to the difference between the amortized cost basis and its fair value in the three month period ended June 30, 2004.

NOTE 5. INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventory is comprised as follows:

	DECEMBER 31, 2004	JUNE 30, 2004
Raw materials	$6,577	$6,370
Finished goods	1,145	1,048

	$7,722	$7,418

NOTE 6. COMPREHENSIVE LOSS

     For the six months ended December 31, 2004 and 2003, comprehensive loss amounted to approximately $646,000 and $453,000, respectively. The difference between net loss and comprehensive loss relates to the changes in the unrealized losses or gains the Company recorded for its available-for-sale securities.

NOTE 7. STOCK REPURCHASE

     On February 12, 2003, the Company announced that the Board of Directors had authorized a stock repurchase program of up to 500,000 shares of the Company’s common stock. The stock repurchase is funded by available working capital. There is no time limit for the completion of the stock repurchase program and it may be discontinued at any time. During the three month period ended December 31, 2004, the Company repurchased 359,082 shares of its common stock at a total cost of $1,826,877, or an average price of $5.09 per share. From February 12, 2003 through December 31, 2004, the Company repurchased 498,559 shares of its common stock at a total cost of $2,484,961, or an average price of $4.98 per share.

NOTE 8. LEGAL PROCEEDINGS

     We are not currently a party to any material legal proceeding. We may from time to time become involved in litigation relating to claims arising in the ordinary course of business. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

NOTE 9. INCOME TAXES

The Company does not record deferred taxes on domestic pretax income or losses due to the availability of net operating loss carryforwards which have been fully reserved through valuation allowances and due to the uncertainty surrounding the timing of realizing net operating loss carryforwards generated in the current period in future periods.

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

NOTE 10. RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment (SFAS 123(R), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in Statement 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS 123(R) on July 1, 2005.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods. The first method is a modified prospective transition method whereby a company would recognize share-based employee costs from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Measurement and attribution of compensation cost for awards that are nonvested as of the effective date of SFAS 123(R) would be based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS 123.

The second adoption method is a modified retrospective transition method whereby a company would recognize employee compensation cost for periods presented prior to the adoption of SFAS 123(R) in accordance with the original provisions of SFAS 123; that is, an entity would recognize employee compensation cost in the amounts reported in the pro forma disclosures provided in accordance with SFAS 123. A company would not be permitted to make any changes to those amounts upon adoption of SFAS 123(R) unless those changes represent a correction of an error. For periods after the date of adoption of SFAS 123(R), the modified prospective transition method described above would be applied.

The Company currently expects to adopt SFAS 123(R) using the modified prospective transition method, and expects the adoption to have an effect on Qualstar’s results of operations similar to the amounts reported historically in the Company’s footnotes under the pro forma disclosure provisions of SFAS 123.

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

RESULTS OF OPERATIONS

The following table reflects, as a percentage of net revenues, statements of operations data for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	63.8	62.4	63.4	62.4

Gross profit	36.2	37.6	36.6	37.6

Operating expenses:
Research and development	13.5	11.1	14.3	14.3
Sales and marketing	13.6	10.9	13.5	11.2
General and administrative	17.8	14.9	16.3	17.9

Total operating expenses	44.9	36.9	44.1	43.4

Income (loss) from operations	(8.7)	0.7	(7.5)	(5.8)

Investment income	3.3	2.0	3.0	2.2

Income (loss) before income taxes	(5.4)	2.7	(4.5)	(3.6)
Provision (benefit) for income taxes	—	0.5	—	(1.2)

Net income (loss)	(5.4)%	2.2%	(4.5)	(2.4)%

Revenues are recognized upon shipment of the product to the customer, less estimated returns, for which provision is made at the time of sale. The following table summarizes our revenue by major product line:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Tape library revenues:	2004	2003	2004	2003
TLS	48.0%	54.6%	53.8%	59.1%
RLS	16.5	18.7	12.6	15.1

	64.5	73.3	66.4	74.2

Other revenues:
Service	9.3	7.5	10.2	8.1
Media	9.6	7.5	9.8	8.1
Power Supplies, Spares, Upgrades, 9 Track	16.6	11.7	13.6	9.6

	100.0%	100.0%	100.0%	100.0%

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003.

     Net Revenues. Revenues are recognized upon shipment of the product to the customer, less estimated returns, for which provision is made at the time of sale. Net revenues for the three months ended December 31, 2004 were $6.4 million, compared with net revenues of $9.6 million for the three months ended December, 2003, a decrease of $3.2 million. The decrease in revenues is attributed to lower revenues from tape libraries incorporating LTO and AIT tape drives. In addition, revenue was higher in the second quarter of fiscal 2004 primarily due to a $1.4 million shipment to a video surveillance OEM which accounted for approximately 14.5% of our net revenues for the quarter. There were no customers providing greater than 10% of our revenues for the three months ended December 31, 2004.

     Gross Profit. Gross profit represents the difference between our net revenues and cost of goods sold. Cost of goods sold consists primarily of purchased parts, direct and indirect labor costs, rent, technical support costs, depreciation of plant and equipment, utilities, and packaging costs. Gross profit was $2.3 million, or 36.2% of net revenues, for the three months ended December 31, 2004, compared to $3.6 million, or 37.6% of net revenues, for the three months ended December 31, 2003. The decline in gross profit was primarily the result of lower overhead absorption.

     Research and Development. Research and development expenses consist of engineering salaries, benefits, outside consultant fees, and purchased parts and supplies used in development activities. Research and development expenses for the three months ended December 31, 2004 were $865,000, or 13.5% of net revenues, as compared to $1.1 million, or 11.1% of net revenues, for the three months ended December 31, 2003. The decrease in research and development expenses in absolute dollars was due to lower compensation expense resulting from fewer employees, and lower prototype material costs and consulting fees incurred by our Advanced Development Group, as the multi-year development initiative that was established to develop a new line of enterprise-class tape libraries moves towards completion.

     Sales and Marketing. Sales and marketing expenses consist primarily of employee salaries and benefits, sales commissions, trade show costs, advertising and travel related expenses. Sales and marketing expenses for the three months ended December 31, 2004 were $868,000, or 13.6% of net revenues, compared to $1.0 million, or 10.9% of net revenues, for the three months ended December 31, 2003. The decrease in sales and marketing expenses in absolute dollars, was primarily due to lower commissions correlated to lower sales volumes and decreased advertising and promotion expenses during the quarter.

     General and Administrative. General and administrative expenses include employee salaries and benefits, deferred compensation related to stock options and restricted stock, provision for doubtful accounts and professional service fees. General and administrative expenses for the three months ended December 31, 2004 were $1.1 million, or 17.8% of net revenues, compared with $1.4 million, or 14.9% of net revenues, for the three months ended December 31, 2003. The decrease in general and administrative expenses in absolute dollars, was due to a decrease in compensation expense resulting from fewer employees, the absence of the deferred stock compensation amortization related to stock options and restricted stock, and the absence of legal costs related to the Company’s dispute with Raytheon Company. The dispute with Raytheon was settled in April 2004.

     Investment Income. Investment income was $211,000 in the three months ended December 31, 2004, compared to $192,000 for the three months ended December 31, 2003. The slight increase is due to shifting a portion of our portfolio to higher yielding securities and benefiting from the overall higher interest rate environment.

     Provision (Benefit) for Income Taxes. We did not record a benefit for income taxes for the three months ended December 31, 2004 as compared to a provision of income taxes of $49,000 equal to 19.1% of our pre-tax income, for the three months ended December 31, 2003. In the second quarter of fiscal 2005, we did not have any net operating loss carryback availability, and due to uncertainty surrounding the timing of realizing net operating loss carryforwards, we did not record a tax benefit.

Six Months Ended December 31, 2004 Compared to Six Months Ended December 31, 2003.

     Net Revenues. Net revenues for the six months ended December 31, 2004 were $12.7 million, compared with net revenues of $15.5 million for the six months ended December, 2003, a decrease of $2.8 million. The decrease in revenues is attributed to lower revenues from tape libraries incorporating LTO and AIT tape drives. In addition, revenue was higher in the first half of fiscal 2004 primarily due to a $1.4 million shipment to a video surveillance OEM which accounted for approximately 9.0% of our net revenues for the six months ended December 31, 2003. There were no customers providing greater than 10% of our revenues for the six months ended December 31, 2004.

     Gross Profit. Gross profit was $4.6 million, or 36.6% of net revenues, for the six months ended December 31, 2004, compared to $5.8 million, or 37.6% of net revenues, for the six months ended December 31, 2003. The decline in gross profit was primarily the result of lower overhead absorption.

     Research and Development. Research and development expenses for the six months ended December 31, 2004 were $1.8 million, or 14.3% of net revenues, as compared to $2.2 million, or 14.3% of net revenues, for the six months ended December 31, 2003. The decrease in research and development expenses in absolute dollars was due to lower compensation expense resulting from fewer employees, and lower prototype material costs and consulting fees incurred by our Advanced Development Group, as the multi-year development initiative that was established to develop a new line of enterprise-class tape libraries moves towards completion.

     Sales and Marketing. Sales and marketing expenses for the six months ended December 31, 2004 were $1.7 million, or 13.5% of net revenues, compared to $1.7 million, or 11.2% of net revenues, for the six months ended December 31, 2003. The increase in sales and marketing expenses as a percent of revenues, was primarily due to increased promotion expenses correlated to revenues during the six months ended December 31, 2004.

     General and Administrative. General and administrative expenses for the six months ended December 31, 2004 were $2.1 million, or 16.3% of net revenues, compared with $2.8 million, or 17.9% of net revenues, for the six months ended December 31, 2003. The decrease in general and administrative expenses was due to a decrease in compensation expense resulting from fewer employees, the absence of the deferred stock compensation amortization related to stock options and restricted stock and the absence of legal costs related to the Company’s dispute with Raytheon Company. The dispute with Raytheon was settled in April 2004.

     Investment Income. Investment income was $375,000 in the six months ended December 31, 2004, compared to $346,000 for the six months ended December 31, 2003. The slight increase is due to shifting a portion of our portfolio to higher yielding securities and benefiting from the overall higher interest rate environment.

     Benefit for Income Taxes. We did not record a benefit for income taxes for the six months ended December 31, 2004 as compared to a benefit for income taxes of $(197,000), equal to 34.8% of our pre-tax income, for the six months ended December 31, 2003. In fiscal 2005, we do not have any net operating loss carryback availability, and due to uncertainty surrounding the timing of realizing net operating loss carryforwards, we did not record a tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have funded our capital requirements with cash provided by operations. Net cash provided by operating activities was $135,000 in the six months ended December 31, 2004 as compared to cash provided by operations of $179,000 in the six months ended December 31, 2003. For the six months ended December 31, 2004, cash was provided by operating activities primarily by a reduction of accounts receivable. For the six months ended December 31, 2003, cash provided by operating activities was primarily provided by a reduction in inventories and the receipt of a cash tax refund from the Internal Revenue Service, partially offset by a decrease in accounts payable.

     Cash used in investing activities was $2.3 million during the first six months of fiscal 2005, primarily attributed to the purchase of marketable securities. Cash used by investing activities during the first six months of fiscal 2004 was $3.3 million, related primarily to the purchase of marketable securities.

     Cash used in financing activities was $1.7 million during the first six months of fiscal 2005, primarily attributed to the repurchase of 359,082 shares of our common stock. Cash used by investing activities during the first six months of fiscal 2004 was $0.2 million, related primarily to the repurchase of 62,910 shares of our common stock.

     As of December 31, 2004, we had $2.5 million in cash and cash equivalents and $31.5 million in marketable securities. We believe that our existing cash and cash equivalents and anticipated cash flows from our operating activities, plus funds available from the sale of our marketable securities, will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. We may utilize cash to invest in businesses, products or technologies that we believe are strategic. We regularly evaluate other companies and technologies for possible investment by us. In addition, we have made and may in the future make investments in companies with whom we have identified potential synergies. However, we have no present commitments or agreements with respect to any material acquisition of other businesses or technologies.

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

ITEM 4. Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Qualstar’s disclosure controls and procedures as of December 31, 2004, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     We did not make any changes in our internal control over financial reporting during the second quarter of fiscal 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

				(d)
				Maximum Number
			(c)	(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased	Shares that May
	(a)	(b)	as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans	Under the Plans or
Period	Shares Purchased	per Share	or Programs	Programs
Month #1 (October 1 to October 31, 2004)	—	—	—	360,523
Month #2 (November 1 to November 30, 2004)	274,552	$5.12	274,552	85,971
Month #3 (December 1 to December 31, 2004)	84,530	$4.75	84,530	1,441
Total	359,082	$5.09	359,082	1,441

(1)	On February 12, 2003, we announced that our board had approved a stock repurchase program of up to 500,000 shares of our common stock. We did not set a time limit for completion of this program, and it may be discontinued at any time.

ITEM 6. Exhibits

(a) Exhibits:

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALSTAR CORPORATION

Dated: February 11, 2005	By:	/s/ WILLIAM J. GERVAIS

William J. Gervais, President,
Chief Executive Officer

Dated: February 11, 2005	By:	/s/ FREDERIC T. BOYER

Frederic T. Boyer
Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.