Form 10-Q
period 2005-03-31
QUALSTAR CORP
filed 2005-05-13
CIK 758938

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 000-30083
QUALSTAR CORPORATION

Incorporated under the laws	95-3927330
of the State of California	(I.R.S. Employer Identification No.)
3990-B Heritage Oak Court
Simi Valley, CA 93063
(805) 583-7744
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Total shares of common stock without par value outstanding at March 31, 2005 is 12,253,117.

QUALSTAR CORPORATION
FORM 10-Q
For the quarterly period ended March 31, 2005

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements
QUALSTAR CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
March 31, 2005 and June 30, 2004

	March 31,	June 30,
	2005	2004

	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,434	$6,401
Marketable securities	31,663	29,376
Receivables, net of allowances of $278 as of March 31, 2005, and $217 at June 30, 2004, respectively	3,185	4,628
Inventories	7,648	7,418
Prepaid expenses and other current assets	469	470
Prepaid income taxes	638	1,072
Deferred income taxes	—	594

Total current assets	46,037	49,959

Property and equipment, net	1,263	1,439
Other assets	209	249

Total assets	$47,509	$51,647

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$832	$1,171
Accrued payroll and related liabilities	486	500
Other accrued liabilities	1,254	1,754

Total current liabilities	2,572	3,425
Deferred income taxes	—	158
Shareholders’ equity:
Common stock, no par value; 50,000 shares authorized, 12,253 and 12,596 shares issued and outstanding at March 31, 2005 and June 30, 2004, respectively	18,370	20,121
Notes from directors	—	(45)
Accumulated other comprehensive loss	(304)	(101)
Retained earnings	26,871	28,089

Total shareholders’ equity	44,937	48,064

Total liabilities and shareholders’ equity	$47,509	$51,647

See the accompanying notes to these interim condensed consolidated financial statements.

QUALSTAR CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
Three Months and Nine Months Ended March 31, 2005 and 2004

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2005	2004	2005	2004

	(Unaudited)
	(In thousands, except per share data)
Net revenues	$5,742	$8,302	$18,439	$23,834
Cost of goods sold	3,881	5,295	11,934	14,993

Gross profit	1,861	3,007	6,505	8,841

Operating expenses:
Research and development	904	1,070	2,722	3,291
Sales and marketing	822	910	2,537	2,648
General and administrative	924	1,697	2,992	4,484

Total operating expenses	2,650	3,677	8,251	10,423

Loss from operations	(789)	(670)	(1,746)	(1,582)
Investment income	219	142	594	488

Loss before income taxes	(570)	(528)	(1,153)	(1,094)
Provision (benefit) for income taxes	65	(182)	65	(379)

Net loss	$(635)	$(346)	$(1,218)	$(715)

Loss per share:
Basic	$(0.05)	$(0.03)	$(0.10)	$(0.06)

Diluted	$(0.05)	$(0.03)	$(0.10)	$(0.06)

Shares used to compute loss per share:
Basic	12,253	12,587	12,446	12,574

Diluted	12,253	12,587	12,446	12,574

See the accompanying notes to these interim condensed consolidated financial statements.

QUALSTAR CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended March 31, 2005 and 2004

	Nine Months Ended
	March 31,

	2005	2004

	(Unaudited)
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(1,218)	$(715)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	349	314
Provision for (recovery of) bad debts and returns	(2)	308
Amortization of deferred compensation	—	140
Accrued interest on directors’ notes	—	(5)
Gain on sale of securities	(11)	—
Changes in operating assets and liabilities:
Accounts receivable	1,445	300
Inventories	(230)	(40)
Prepaid expenses and other assets	5	(285)
Prepaid income taxes	434	208
Deferred income taxes	436	—
Accounts payable	(339)	108
Other accrued liabilities	(514)	392

Net cash provided by operating activities	355	725

INVESTING ACTIVITIES:
Purchases of property, equipment and leasehold improvements	(137)	(149)
Proceeds from sale of marketable securities	18,000	31,456
Purchases of marketable securities	(20,479)	(34,865)

Net cash used in investing activities	(2,616)	(3,558)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	76	38
Repurchase of common stock	(1,827)	(314)
Principal and interest payments on directors’ notes	45	79

Net cash used in financing activities	(1,706)	(197)

Net decrease in cash and cash equivalents	(3,967)	(3,030)
Cash and cash equivalents at beginning of period	6,401	6,236

Cash and cash equivalents at end of period	$2,434	$3,206

Supplemental cash flow disclosure:
Income taxes paid	$—	$—

See the accompanying notes to these interim condensed consolidated financial statements.

QUALSTAR CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
Nine Months Ended March 31, 2005

				Accumulated
	Common Stock		Notes	Other
			from	Comprehensive	Retained
	Shares	Amount	Directors	Loss	Earnings	Total

			(Unaudited)
			(In thousands)
Balance at June 30, 2004	12,596	$20,121	$(45)	$(101)	$28,089	$48,064
Proceeds from exercise of stock options	16	76	—	—	—	76
Retirement of shares pursuant to stock repurchase	(359)	(1,827)	—	—	—	(1,827)
Principal and interest payments on directors’ notes	—	—	45	—	—	45
Comprehensive loss:
Change in unrealized losses on investments	—	—	—	(203)	—	(203)
Net loss					(1,218)	(1,218)

Comprehensive loss						(1,421)

Balance at March 31, 2005	12,253	$18,370	$—	$(304)	$26,871	$44,937

See the accompanying notes to these condensed consolidated financial statements.

QUALSTAR CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2005
(in thousands, except per share data)
(UNAUDITED)

NOTE 1.	BASIS OF PRESENTATION
      The accompanying condensed consolidated financial statements are unaudited, except for the balance sheet at June 30, 2004 which is derived from our audited financial statements, and should be read in conjunction with the consolidated financial statements and related notes included in Qualstar Corporation’s (“Qualstar,” “us,” “we,” or “our”) Annual Report on Form 10-K for the fiscal year ended June 30, 2004, filed with the Securities and Exchange Commission (SEC) on September 24, 2004. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting primarily of normal recurring items, which are necessary for the fair presentation of Qualstar’s consolidated financial position as of March 31, 2005, consolidated results of operations for the three and nine months ended March 31, 2005, and consolidated cash flows for the nine months ended March 31, 2005. Operating results for the three and nine month periods ended March 31, 2005 are not necessarily indicative of results to be expected for a full year.

NOTE 2.	LOSS PER SHARE
      The following table sets forth the computation of basic and diluted net loss per share for the three months and nine months ended March 31, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2005	2004	2005	2004

Numerator:
Net loss	$(635)	$(346)	$(1,218)	$(715)
Denominator:
Denominator for basic net loss per share — weighted average shares	12,253	12,587	12,446	12,574
Dilutive potential common shares from employee stock options and restricted stock	—	—	—	—

Denominator for diluted net loss per share — adjusted weighted average shares and assumed conversions	12,253	12,587	12,446	12,574

Basic net loss per share	$(0.05)	$(0.03)	$(0.10)	$(0.06)

Diluted net loss per share	$(0.05)	$(0.03)	$(0.10)	$(0.06)

      All shares related to stock options are excluded for the three months and nine months ended March 31, 2005, and 2004, respectively, from the computation of diluted loss per share as the effect would have been antidilutive.

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

QUALSTAR CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(FASB) Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123).
      If the Company recognized employee stock option-related compensation expense in accordance with SFAS 123 and used the minimum value method for grants prior to the Company’s initial public offering and the Black-Scholes method model afterward for determining the weighted average fair value of options granted, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2005	2004	2005	2004

Net loss as reported	$(635)	$(346)	$(1,218)	$(715)
Stock-based employee compensation cost included in reported net income (loss)	—	11	—	140
Pro forma stock-based employee compensation cost under SFAS 123	(68)	(128)	(204)	(384)

Pro forma net loss	$(703)	$(463)	$(1,422)	$(959)

Loss per share:
Basic — as reported	$(0.05)	$(0.03)	$(0.10)	$(0.06)

Basic — pro forma	$(0.06)	$(0.04)	$(0.11)	$(0.08)

Diluted — as reported	$(0.05)	$(0.03)	$(0.10)	$(0.06)

Diluted — pro forma	$(0.06)	$(0.04)	$(0.11)	$(0.08)

Basic Weighted Average Shares	12,253	12,587	12,446	12,574
Diluted Weighted Average Shares	12,253	12,587	12,446	12,574

NOTE 4.	MARKETABLE SECURITIES
      Marketable securities consist primarily of high-quality U.S. corporate securities and U.S. federal government and state government debt securities. These securities are classified in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities which Qualstar has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. All of Qualstar’s marketable securities were classified as available-for-sale at March 31, 2005 and June 30, 2004.
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
      On March 31, 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, (EIFT 03-1) effective for annual financial statements with fiscal years ending after June 15, 2004. EITF 03-1 provides guidance for determining when an investment is other-than-temporarily impaired, and states that an investment is considered other-than-temporarily impaired when its fair value is less than its amortized cost

QUALSTAR CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
basis and is deemed other than temporary. In accordance with EITF 03-1, the Company recognized an impairment loss for other-than-temporary decline in investments of $160,000 equal to the difference between the amortized cost basis and its fair value in the three month period ended June 30, 2004. The Company disposed of this investment in the three month period ended March 31, 2005 and recognized a gain of $11,000 against the $160,000 impairment loss previously recognized. The application of EITF 03-1 to the Company’s marketable securities portfolio has not resulted in the identification of an other-than-temporarily impaired investment in the three and nine month periods ended March 31, 2005.

NOTE 5.	INVENTORIES
      Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventory is comprised as follows:

	March 31, 2005	June 30, 2004

Raw materials	$6,629	$6,370
Finished goods	1,019	1,048

	$7,648	$7,418

NOTE 6.	COMPREHENSIVE LOSS
      For the nine months ended March 31, 2005 and 2004, comprehensive loss amounted to approximately $1,421,000 and $826,000, respectively. The difference between net loss and comprehensive loss relates to the changes in the unrealized losses or gains the Company recorded for its available-for-sale securities.

NOTE 7.	STOCK REPURCHASE
      On February 12, 2003, the Company announced that the Board of Directors had authorized a stock repurchase program of up to 500,000 shares of the Company’s common stock. The stock repurchase is funded by available working capital. There is no time limit for the completion of the stock repurchase program and it may be discontinued at any time. During the three month period ended March 31, 2005, the Company did not repurchase any of its common shares. From February 12, 2003 through March 31, 2005, the Company repurchased 498,559 shares of its common stock at a total cost of $2,484,961, or an average price of $4.98 per share.

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
      The Company had a prior fiscal year under audit by the Internal Revenue Service (“IRS”), for which the IRS issued a no change opinion in the quarter ended March 31, 2005.

QUALSTAR CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

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
      Statements in this Quarterly Report on Form 10-Q concerning the future business, operating results and financial condition of Qualstar are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements inherently are subject to risks and uncertainties, some of which we cannot predict or quantify. Our actual results may differ materially from the results projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004 in “ITEM 1 Business,” including the section therein entitled “Risk Factors,” and in “ITEM 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof or variations thereon or similar terminology. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect the occurrence of events or circumstances in the future.
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
      In July 2002, we purchased the assets of N2Power, Incorporated, a supplier of ultra small high efficiency open-frame switching power supplies. Power supplies provided by N2Power are utilized within our tape library products as well as sold to original equipment manufacturers for incorporation into their products. N2Power products are sold under the N2Power brand name as well as under a private label brand name through independent sales representatives and distributors. Revenues from N2Power products have not been material as a percentage of total revenues for fiscal 2005 and fiscal 2004.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
      Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer promotional offers, sales returns, bad debts, inventories, warranty costs, investments, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
      We maintain a valuation allowance to offset our deferred tax assets due to the uncertainty surrounding the timing of realizing the benefits of these deferred tax assets in future years. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for such a valuation allowance. In the event we were to determine that we would be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.
      We may periodically undergo examinations by the federal and state regulatory authorities and the Internal Revenue Service. We may be assessed additional taxes and or penalties contingent on the outcome of these examinations. Our previous examinations have not resulted in any unfavorable or significant assessments.

      The Company had a prior fiscal year under audit by the Internal Revenue Service (“IRS”), for which the IRS issued a no change opinion in the quarter ended March 31, 2005.
RESULTS OF OPERATIONS
      The following table reflects, as a percentage of net revenues, statements of operations data for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2005	2004	2005	2004

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	67.6	63.8	64.7	62.9

Gross profit	32.4	36.2	35.3	37.1

Operating expenses:
Research and development	15.7	12.9	14.8	13.8
Sales and marketing	14.3	11.0	13.8	11.1
General and administrative	16.1	20.4	16.2	18.8

Total operating expenses	46.1	44.3	44.8	43.7

Loss from operations	(13.7)	(8.1)	(9.5)	(6.6)
Investment income	3.8	1.7	3.2	2.0

Loss before income taxes	(9.9)	(6.4)	(6.3)	(4.6)
Provision (benefit) for income taxes	1.1	(2.2)	0.4	(1.6)

Net loss	(11.0)%	(4.2)%	(6.7)%	(3.0)%

      Revenues are recognized upon shipment of the product to the customer, less estimated returns, for which provision is made at the time of sale. The following table summarizes our revenue by major product line:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2005	2004	2005	2004

Tape library revenues:
TLS	45.4%	56.9%	51.2%	58.3%
RLS	14.1	17.5	13.0	16.0

	59.5	74.4	64.2	74.3

Other revenues:
Service	10.9	5.8	10.4	7.3
Media	10.5	11.7	10.0	9.4
Power Supplies, Spares, Upgrades, 9 Track	19.1	8.1	15.4	9.0

	100.0%	100.0%	100.0%	100.0%

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004.
      Net Revenues. Revenues are recognized upon shipment of the product to the customer, less estimated returns, for which provision is made at the time of sale. Net revenues for the three months ended March 31, 2005 were $5.7 million, compared with net revenues of $8.3 million for the three months ended March 31, 2004, a decrease of $2.6 million. The decrease in revenues is attributed to lower revenues from tape libraries incorporating AIT and SAIT tape drives and the completion of a large shipment of RLS tape libraries to a video surveillance OEM in the third quarter of fiscal 2004. There were no customers providing greater than 10% of our revenues for the three months ended March 31, 2005.

      Gross Profit. Gross profit represents the difference between our net revenues and cost of goods sold. Cost of goods sold consists primarily of purchased parts, direct and indirect labor costs, rent, technical support costs, depreciation of plant and equipment, utilities, and packaging costs. Gross profit was $1.9 million, or 32.4% of net revenues, for the three months ended March 31, 2005, compared to $3.0 million, or 36.2% of net revenues, for the three months ended March 31, 2004. The decline in gross profit was primarily the result of lower overhead absorption.
      Research and Development. Research and development expenses consist of engineering salaries, benefits, outside consultant fees, and purchased parts and supplies used in development activities. Research and development expenses for the three months ended March 31, 2005 were $904,000, or 15.7% of net revenues, as compared to $1.1 million, or 12.9% of net revenues, for the three months ended March 31, 2004. The decrease in research and development expenses in absolute dollars was due to lower compensation expense resulting from fewer employees, lower prototype material costs incurred by our Advanced Development Group, as the multi-year development initiative that was established to develop a new line of enterprise-class tape libraries moves towards completion, and lower expense associated with libraries shipped to independent software vendors.
      Sales and Marketing. Sales and marketing expenses consist primarily of employee salaries and benefits, sales commissions, trade show costs, advertising and travel related expenses. Sales and marketing expenses for the three months ended March 31, 2005 were $822,000, or 14.3% of net revenues, compared to $910,000, or 11.0% of net revenues, for the three months ended March 31, 2004. The decrease in sales and marketing expenses in absolute dollars was primarily due to lower commissions related to lower revenues.
      General and Administrative. General and administrative expenses include employee salaries and benefits, deferred compensation related to stock options and restricted stock, provision for doubtful accounts and professional service fees. General and administrative expenses for the three months ended March 31, 2005 were $924,000, or 16.1% of net revenues, compared with $1.7 million, or 20.4% of net revenues, for the three months ended March 31, 2004. The decrease in general and administrative expenses was due to a decrease in compensation expense resulting from fewer employees, lower bad debt expense, and the absence of legal costs related to the Company’s dispute with Raytheon Company. The dispute with Raytheon was settled in April 2004.
      Investment Income. Investment income was $219,000 in the three months ended March 31, 2005, compared to $142,000 for the three months ended March 31, 2004. The increase is attributed to lowering the average duration of our portfolio to capture the higher short term yields available in the current higher interest rate environment.
      Provision (Benefit) for Income Taxes. We recorded a provision for income taxes for the three months ended March 31, 2005 of $65,000, as compared to a benefit for income taxes of $182,000, for the three months ended March 31, 2004. In the third quarter of fiscal 2005, we did not have any net operating loss carryback availability, and due to uncertainty surrounding the timing of realizing our net deferred tax assets, we recorded a valuation allowance that was partially offset by the recognition of R&D credits to be received.

Nine Months Ended March 31, 2005 Compared to Nine Months Ended March 31, 2004.
      Net Revenues. Net revenues for the nine months ended March 31, 2005 were $18.4 million, compared with net revenues of $23.8 million for the nine months ended March, 2004, a decrease of $5.4 million. The decrease in revenues is attributed to lower revenues from tape libraries incorporating AIT and SAIT tape drives. Revenue was higher in the first nine months of fiscal 2004 primarily due to a large shipment of RLS tape libraries to a video surveillance OEM. There were no customers providing greater than 10% of our revenues for the nine months ended March 31, 2005.
      Gross Profit. Gross profit was $6.5 million, or 35.3% of net revenues, for the nine months ended March 31, 2005, compared to $8.8 million, or 37.1% of net revenues, for the nine months ended March 31, 2004. The decline in gross profit was primarily the result of lower overhead absorption.

      Research and Development. Research and development expenses for the nine months ended March 31, 2005 were $2.7 million or 14.8% of net revenues, as compared to $3.3 million, or 13.8% of net revenues, for the nine months ended March 31, 2004. The decrease in research and development expenses in absolute dollars was due to lower compensation expense resulting from fewer employees, lower prototype material costs incurred by our Advanced Development Group, as the multi-year development initiative that was established to develop a new line of enterprise-class tape libraries moves towards completion, and lower expense associated with libraries shipped to independent software vendors.
      Sales and Marketing. Sales and marketing expenses for the nine months ended March 31, 2005 were $2.5 million, or 13.8% of net revenues, compared to $2.6 million, or 11.1% of net revenues, for the nine months ended March 31, 2004. The decrease in sales and marketing expenses in absolute dollars was primarily due to lower commission expenses related to lower revenues during the nine months ended March 31, 2005.
      General and Administrative. General and administrative expenses for the nine months ended March 31, 2005 were $3.0 million, or 16.2% of net revenues, compared with $4.5 million, or 18.8% of net revenues, for the nine months ended March 31, 2004. The decrease in general and administrative expenses was due to a decrease in compensation expense resulting from fewer employees, the absence of the deferred stock compensation amortization related to stock options and restricted stock, lower bad debt expense, and the absence of legal costs related to the Company’s dispute with Raytheon Company. The dispute with Raytheon was settled in April 2004.
      Investment Income. Investment income was $594,000 in the nine months ended March 31, 2005, compared to $488,000 for the nine months ended March 31, 2004. The increase is attributed to lowering the average duration of our portfolio to capture the higher short-term yields available in the current higher interest rate environment.
      Provision (Benefit) for Income Taxes. We recorded a provision for income taxes for the nine months ended March 31, 2005 of $65,000, as compared to a benefit for income taxes of $379,000, for the nine months ended March 31, 2004. In the nine months ended March 31, 2005, we did not have any net operating loss carryback availability, and due to uncertainty surrounding the timing of realizing our net deferred tax assets, we recorded a valuation allowance that was partially offset by the recognition of R&D credits to be received.
LIQUIDITY AND CAPITAL RESOURCES
      Historically, we have funded our capital requirements with cash provided by operations. Net cash provided by operating activities was $355,000 in the nine months ended March 31, 2005 as compared to cash provided by operations of $725,000 in the nine months ended March 31, 2004. For the nine months ended March 31, 2005, cash was provided by operating activities primarily by reductions in accounts receivable and deferred taxes, and the receipt of a cash refund from the Internal Revenue Service, partially offset by a decrease in accounts payable and other accrued liabilities. For the nine months ended March 31, 2004, cash was provided by operating activities primarily by a reduction in accounts receivable and an increase in other accrued liabilities, partially offset by an increase in prepaid expenses.
      Cash used in investing activities was $2.6 million during the first nine months of fiscal 2005, primarily attributed to the purchase of marketable securities. Cash used by investing activities during the first nine months of fiscal 2004 was $3.6 million related primarily to the purchase of marketable securities.
      Cash used in financing activities was $1.7 million during the first nine months of fiscal 2005, primarily attributed to the repurchase of 359,082 shares of our common stock. Cash used by investing activities during the first nine months of fiscal 2004 was $197,000 related primarily to the repurchase of 62,910 shares of our common stock.
      As of March 31, 2005, we had $2.4 million in cash and cash equivalents and $31.7 million in marketable securities. We believe that our existing cash and cash equivalents and anticipated cash flows from our operating activities, plus funds available from the sale of our marketable securities, will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. We may utilize cash to invest in businesses, products or technologies that we believe are strategic. We regularly evaluate other companies and technologies for possible investment by us. In addition, we have made and may in the future make investments in companies with whom we have identified potential synergies. However, we have no present commitments or agreements with respect to any material acquisition of other businesses or technologies.

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
      We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Qualstar’s disclosure controls and procedures as of March 31, 2005, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
      We did not make any changes in our internal control over financial reporting during the third quarter of fiscal 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

ITEM 4.	Submission of Matters to a Vote of Security Holders
      The following matters were voted upon at the Annual Meeting of Stockholders of the Company held on March 17, 2005:

1. The following persons were elected as directors to serve a one year term expiring at the Annual Meeting of Stockholders to be held in 2006 or until their successors are elected and qualified:

	Number of Votes Cast

Name	For	Authority

		Withheld
William J. Gervais	9,829,461	1,584,901
Richard A. Nelson	9,829,461	1,584,901
Carl W. Gromada	11,383,055	31,307
Jose M. Miyar	11,382,555	31,807
Robert E. Rich	11,383,055	31,307
Robert T. Webber	11,382,555	31,807

ITEM 6.	Exhibits
      (a) Exhibits:

Exhibit
No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALSTAR CORPORATION

By:	/s/ WILLIAM J. GERVAIS

William J. Gervais
President, Chief Executive Officer
Dated: May 13, 2005

By:	/s/ FREDERIC T. BOYER

Frederic T. Boyer
Principal Financial Officer
Dated: May 13, 2005

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