Form 10-K
period 2005-06-30
QUALSTAR CORP
filed 2005-09-26
CIK 758938

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2005

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
COMMON STOCK

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of December 31, 2004, the aggregate market value of the common equity held by non-affiliates of the registrant was approximately $32,071,000.
      The total shares of common stock without par value outstanding at September 16, 2005 is 12,253,117.
DOCUMENTS INCORPORATED BY REFERENCE
      Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K are incorporated by reference from the registrant’s definitive proxy statement for its annual meeting of shareholders, which will be filed with the Commission on or before October 28, 2005.

Qualstar Corporation
FORM 10-K
For The Fiscal Year Ended June 30, 2005

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
Introduction
      We design, develop, manufacture and sell automated magnetic tape libraries used to store, retrieve and manage electronic data primarily in network computing environments. Tape libraries consist of cartridge tape drives, tape cartridges and robotics to move the cartridges from their storage locations to the tape drives under software control. Our tape libraries provide data storage solutions for organizations requiring backup, recovery and archival storage of critical data. Our products are compatible with commonly used operating systems, including UNIX, Windows, and Linux. Our tape libraries are also compatible with a wide range of storage management software packages, such as those supplied by Computer Associates, EMC/ Legato, Tivoli, Symantec/ Veritas, CommVault and BakBone Software. We offer tape libraries for multiple tape drive technologies, including LTO, AIT, Super AIT, and SuperDLT.
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
      Qualstar was incorporated in California in 1984. Our initial products were IBM compatible 9-track reel-to-reel tape drives. In 1995, we entered the tape automation market with a series of tape libraries incorporating 8mm tape drives. Since that time, we have introduced a succession of tape library models designed to work with the leading automation-capable tape drive technologies. Automated tape libraries and related products, such as tape drives and tape media, represented approximately 75.1% of revenues for fiscal 2005, approximately 81.4% of revenues for fiscal 2004, and approximately 79.8% of revenues for fiscal 2003. Sales of power supplies, services and other products accounted for the balance of our revenues.
      In July 2002, we purchased the assets of N2Power, Incorporated, a supplier of ultra small high efficiency open-frame switching power supplies. Power supplies provided by N2Power are utilized within our tape library products as well as sold to original equipment manufacturers for incorporation into their products. N2Power products are sold under the N2Power brand name as well as under a private label brand name through independent sales representatives and distributors. Revenues from N2Power products totaled 5.0% of total revenues for fiscal 2005 and 1.8% of total revenues for fiscal 2004.

Industry Background
      Storing, managing and protecting data has become critical to the operation of many enterprises and governments as the world economy becomes increasingly information dependent. The data storage industry is growing in response to the increase in the amount of data that is generated and that must be preserved. The amount of data has been increasing due to the growth in the number of computers, the number, size and complexity of computer networks and software applications, and the emergence of new applications such as image processing, e-commerce, internet services, medical image storage, video and motion picture image storage, and other multi-media applications. In addition, businesses continue to generate increasing amounts of traditional business information with respect to their products, customers and financial data. This increase in the amount of data that is generated stimulates increases in the demand for data storage and the management of this data.

Factors Driving Growth in Data Storage

•	Increased demand from Internet and e-commerce businesses. The growth in the Internet and e-commerce has created businesses that depend on the creation, access to and archival storage of data. We believe this demand will continue to grow as individuals and businesses increase their reliance on the Internet for communications, commerce and data retrieval.

•	Growth in new types of data. New types of data are also fueling the growth in data storage. For example, graphics, audio and MP3, video, medical and security images, and multi-media uses such as video on demand, require far greater storage capacity than text and financial data.

•	Recognition of the critical importance of data. Corporate databases contain useful information about customer records, order patterns and other factors that can be analyzed and transformed into a valuable asset and a competitive advantage. The ability to efficiently store, manage and protect this information is important to the value and success of many businesses. The usefulness of past and present data is further enhanced by new sophisticated data mining software applications that can access and analyze large databases.

•	Growing awareness of the need for disaster protection. Companies are recognizing that without their data they may not survive. Natural disasters, as well as overt and covert actions targeted at individual companies, classes of users or whole countries, can destroy data and entire data centers, threatening a company’s very existence. Systematic replication and secure off-site storage of corporate data is recognized as the best defense against catastrophic data loss. Tape libraries are a key technology in most corporate data disaster protection plans.

•	Compliance with new regulatory requirements for records retention. Many businesses now have to deal with new regulatory requirements from various governmental agencies that require businesses to retain data for longer periods of time. The regulations that have received the most visibility include HIPAA requirements covering medical records; Sarbanes-Oxley, which addresses corporate governance; and Rule 17a under the Securities Exchange Act of 1934, regarding recordkeeping requirements for the securities industry. These regulations and others are projected to increase demand for long-term storage capacity over the next few years.

•	Growth in network computing applications and data. The use of computer networks has shifted critical information and applications to network servers to allow more people to gain access to stored data as well as to create new data. As the speed of network computing has increased, numerous new applications have become feasible such as computer fax and e-mail, all of which generate progressively more data. Organizations are increasingly aware of the need to protect this data, as networks become a mission-critical element of many operations.

•	Decrease in the costs of storing data. The costs of data storage have decreased with advances in technology and improved manufacturing processes. We expect these costs to continue to decrease. The decrease in the cost of data storage encourages the storage of more data and makes it more cost effective to add storage capacity than to remove old data, which in the past may have been purged periodically.

Advances in Storage Management Technologies
      The growth in data is contributing to an evolution in traditional storage solutions. New technologies are designed to provide high-speed connectivity for data-intensive applications across multiple operating systems, including UNIX, Windows, and Linux. These new methods of storage and data management technologies include the following:

•	Fibre Channel. Fibre Channel is an interface technology based on industry standards for the connection of storage devices to networks. Interface is the term used to describe the electronics, cabling and software used to facilitate communications between devices. With Fibre Channel, users are better able to share stored information with other storage devices and servers over longer distances, with data transfer speeds significantly faster than the most common interface technology in use today, thereby increasing the importance of storage area networks.

•	Storage Area Networks. Storage Area Network, or SAN, architecture applies the inherent benefits of a networked approach to data storage applications, which allows data to move efficiently and reliably between multiple storage devices and servers. The benefits of SAN architecture also include increasing the expandability of existing storage solutions and providing a higher level of connectivity than exists with traditional technologies. Additionally, SANs are able to provide these benefits across multiple operating systems.

•	Advanced storage management software. This software automatically migrates infrequently accessed data to the lower cost storage medium such as a tape library. A user’s request for this data at some later date will recall the data automatically from the tape library. This process reduces the overall storage cost by using the least expensive storage medium to store data that is not expected to be needed on a frequent basis. Advances in storage management software have increased the ability of businesses to more cost-effectively store, manage and retrieve data, which in turn allows businesses to operate more efficiently.

•	Network Attached Storage. Current storage devices are dependent on a file server for all commands and control. Network attached storage devices give storage devices file server functionality, which allow users to plug a storage device directly into a network without requiring a separate file server. This allows users to maintain, or even enhance, system performance while saving on both time and cost.

Types of Data Storage
      Current non-volatile storage solutions are based primarily on two technologies: magnetic disk and magnetic tape. These technologies represent a compromise among a variety of competing factors including capacity, cost, speed, portability and data reliability. Magnetic tapes are removable, which allows them to be transported easily to an off-site location for security or protection from physical harm. Magnetic disks provide quicker access to stored data and generally are used when speed is important. Less frequently used data is often migrated from magnetic disks to tape storage. Tape libraries provide a near-online solution, where less frequently used data files are stored on tape at substantially lower cost compared to disk while still providing automated access.

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

      Current and emerging applications for tape libraries include:

•	Automated backup. Backup is the creation of a duplicate copy of current data for the purpose of recovering the data in the event the original is lost or damaged. An automated tape library, in conjunction with storage management software, can backup network data at any time without human intervention. A library with multiple tape drives can backup data using all of its drives simultaneously, thus significantly speeding up the recording process. Backup tapes can be removed from the library and stored in an off-site location for protection against a loss of the primary site.

•	Archiving. Archiving is the storage of data for historical purposes. When information is stored on tape, automated tape libraries, under application control, can catalog tapes for future retrieval and prevent unauthorized removal or corruption of data by using password or key lock protection. Archival tapes provide a historic record for use in fraud detection, audit, legal and other processes. Tape libraries are also used for archiving due to benefits offered by the tape medium, such as long-term data integrity, resistance to environmental contamination, ease of relocation, low cost, and the availability of “Write Once Read Many” or WORM tapes.

•	Digital video. Digital recording of camera images for surveillance and security purposes is an alternative to traditional analog VHS recording in installations such as airports, retail stores, government facilities and gaming operations. This is an important market opportunity because tape libraries eliminate the need for operators to load, unload, store and retrieve the large number of tapes created in these facilities. Library based systems index, store and play back the video images on demand, significantly reducing the retrieval time and cost of operation when compared to VHS recording and playback devices. Digital recording technology provides higher resolution than analog VHS recording technology.

•	Image management. Storage-intensive applications such as satellite mapping and medical image management systems are turning to tape libraries because of the cost advantage over traditional storage methods. X-ray images or MRI results, for instance, must frequently be kept on file for years. Storing a digitized image in a tape library costs considerably less than storing a film copy, and can be retrieved years later with the click of a mouse.

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
      Our tape libraries are compatible with over forty-five(45) third-party storage management software packages, including those supplied by Computer Associates, EMC/ Legato, Tivoli, Symantec/ Veritas, CommVault and BakBone Software. Storage management software enables network administrators to allocate the use of storage technologies among user groups or tasks, to manage data from a central location, and to retrieve, transfer and backup data between multiple workstations. We believe that storage management software is a crucial component of any automated storage installation, and lack of compatibility is a significant barrier to entry for new tape library competitors. To ensure compatibility, our engineers work with independent software vendors during the product development cycles. We do not have contracts with any independent software vendors, nor do we need access to their software code to design our products. We maintain relationships with them by supplying tape libraries so they can qualify their software to work with our tape libraries and by evaluating their software for compatibility with our tape libraries. We also support our relationships with them by keeping them informed about current and anticipated changes to our products and by referring business to them when value added resellers or end users inquire about storage management software sources.
Strategy
      Our goals are to enhance our position as a supplier of automated tape libraries and to maintain or increase our market share in each of the tape formats in which we compete. To achieve these goals, we intend to:

•	Offer libraries for multiple tape drive technologies. We offer tape libraries for a range of tape drive technologies, including LTO, AIT, Super AIT, and SuperDLT. By offering products based on multiple tape drive technologies, we reduce our dependence on the success of any single technology and can offer products that target the specific preferences of resellers and original equipment manufacturers and their end user customers.

•	Focus on value added reseller channels. We sell our products primarily through selected value added resellers who have a strong market presence, have demonstrated the ability to work directly with end users, and who maintain relationships with major vendors of storage management software. Because we market our products primarily through this channel, we have implemented a variety of programs to support and enhance our relationships with our reseller partners. These programs are designed to benefit the reseller and increase the likelihood of selling our products. We intend to maintain our marketing presence in support of this channel. We conduct business with our value added resellers on an individual purchase order basis and no long-term purchase commitments are involved.

•	Maintain and strengthen original equipment manufacturer relationships. We sell our products to several companies under private label or original equipment manufacturer relationships. Original equipment manufacturer sales enable us to reach some end users not served by our value added resellers. The same product characteristics that make our tape libraries attractive to value added resellers also are important to original equipment manufacturers. We conduct business with our original equipment manufacturer customers on an individual purchase order basis and no long-term purchase commitments are involved.

•	Develop libraries for new tape technologies. The tape drive industry is continuously advancing the state of technology. We will continue to design new libraries for those technologies that appear promising and that meet our standards for capacity, quality and reliability.

•	Maintain our rate of innovation. We plan to maintain our high level of investment in research and development to exploit emerging technologies and product opportunities. We intend to continue the expansion of our product lines to incorporate higher capacities and new technologies.

      We believe that our experience, efficiency and strict control over the development and manufacture of new products are key factors in the successful execution of our strategy. We design our tape libraries with a high percentage of common parts, use quality components and minimize the number of moving parts. We utilize proprietary techniques in the design, production and testing of our libraries in order to simplify the manufacturing process and reduce our costs. We manufacture all of our products at a single facility and we control our inventory closely to provide rapid delivery to our customers. These steps allow us to design and bring to market new products rapidly in response to changing technology.
Products

Tape Libraries
      We offer a number of tape library families, each capable of incorporating one or more tape drive technologies, as summarized in the following table:

	Tape Drive	Range of Tape	Maximum Capacity
Product Family	Technology	Cartridges	in Terabytes(1)

TLS-4000	Sony AIT	12 to 600	120.0
TLS-5000	Sony SAIT	33 to 264	132.0
TLS-6000	Quantum SDLT	10 to 240	72.0
TLS-8000	LTO	11 to 264	105.6
RLS-4000	Sony AIT	22 to 70	14.0
RLS-5000	Sony SAIT	16 to 44	22.0
RLS-6000	Quantum SDLT	27	8.1
RLS-8000	LTO	12 to 44	17.6

(1)	A Terabyte is one million megabytes, or one thousand gigabytes. The table shows native capacity and excludes gains from data compression, which can increase capacity by more than 100%.
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
      Tape libraries generally contain two or more tape drives and from several to thousands of tapes. We concentrate our product offerings in the mid-range of 10 to 600 tapes. We design our tape libraries for continuous, unattended operation. Multiple tape drives allow simultaneous access to different data files by different users on the network, and increase the rate at which data can move on to, out of, or within the network. A library with multiple tape drives can back up data using all drives simultaneously, significantly speeding up the recording process. In some of our libraries, tape cartridges are stored in removable magazines, allowing for easy bulk removal of the tapes. Our libraries also offer features such as barcode readers to scan cartridge labels and an input/output port for importing and exporting tapes under system control. Several of our library models are expandable in the field by increasing the number of tape storage positions. This feature provides the end user with the ability to increase data capacity as storage needs grow.
      We continue to develop and release new libraries to expand our product offerings to meet the changing demands of the marketplace. In addition, we continue to enhance and improve our existing products to maintain our competitive position.
      Some of our tape libraries incorporate a number of specialized features that we believe improve reliability, serviceability and performance, including:

•	Rapid tape drive replacement. We design our libraries so that a tape drive can be replaced quickly without special tools. This feature minimizes the off-line time required when a tape drive must be replaced, and frequently avoids the high cost and delays of a service call.

•	Fibre Channel connectivity. We offer a Fibre Channel option on many of our models for connection to Storage Area Networks and other high performance applications.

•	Closed-loop servo control. Our tape libraries use digital closed-loop servo control for robotic motion to provide precise tape handling. This yields motion that is smooth, repeatable and highly reliable.

•	Brushless motors. Motors are a key component in any robotic system. We use only brushless electric motors in our tape libraries. Brushless motors provide longer life and less electrical noise compared to conventional brush-type motors. We build many of our own motors in order to obtain optimum performance and reliability.

•	Variable Input/ Output Port. Our VIOP feature allows users to select the number of cartridge slots to be dedicated to bulk import or export of media to or from the library.

•	Remote management. Many larger companies with global back-up solutions or disaster management programs require tape libraries that can be put off-site in various regions, but that must be administered from a single location. With Q-Link, our remote library manager, customers can put libraries anywhere in the world and manage them from a single administrative hub using a standard web browser.
      Our flagship product line, the TLS Series, is specifically designed to be placed on the floor or on a tabletop, without the need for a special equipment rack. If requested, we provide our customers with an adapter kit for rack mounting some models. Other manufacturers design libraries primarily for rack mounting, and supply an adapter for tabletop use.
      Our RLS Series of tape libraries are designed to fit efficiently in equipment racks and provide back-up capacity in only five standard units, or a total of 8.75 inches of rack space. In addition, some models in the RLS series were designed to support dual-redundant power supplies and hot-swappable tape drives.

Other Products
      In addition to our tape libraries, we sell ancillary products such as tape media, tape magazines, cables, bar code labels and adapters for rack mounting.
      In July 2002, we purchased the assets and intellectual property of N2Power, Incorporated, a privately held company located in Newbury Park, California. Our N2Power division designs, manufactures, and sells ultra small high-efficiency open-frame switching power supplies based on its patented technology. N2Power products are used in our tape libraries as well as sold to original equipment manufacturers and a private label distributor.

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
      We believe that by selling directly to value added resellers, we have an advantage over competitors who will often sell directly to end users, thereby competing with their resellers. Some of the advantages of our strategy include the following:

•	Higher profit margins. Focusing on this channel, we achieve economies that result in higher profit margins to be shared by both the reseller and us.

•	Custom configurations. We offer custom configurations of our products, such as special paint, private branding and non-standard options, on very short notice.

•	Channel conflicts avoided. We refer substantially all end user inquiries to our reseller partners. Frequently, our sales force will make end user visits with resellers to help close a pending sale.

•	Credit. We extend credit terms to resellers who meet our credit requirements.

•	Rapid delivery. We generally ship a product within one to three working days of confirming an order, rivaling the delivery time of many distributors.
      Although we sell our tape libraries primarily to value added resellers, we believe that original equipment manufacturers are an important element of our business. The sales cycle for original equipment manufacturers generally encompasses six months to one year and may involve extensive product and system qualification testing, evaluation, integration and verification. Original equipment manufacturers typically assume responsibility for product sales, service and support.
      Our international sales are currently directed from our corporate offices in Simi Valley, California. European sales are coordinated through our European sales office in the United Kingdom. All of our international sales are denominated in U.S. dollars. Revenues from customers outside of North America were approximately $6.9 million, or 27.3% of revenues in fiscal 2005, approximately $10.2 million or 32.4% of revenues in fiscal 2004, and approximately $9.9 million or 29.4% of revenues in fiscal 2003.
      Our sales are spread across a broad customer base. For the year ended June 30, 2005, no single customer accounted for more than 10% of our revenue.

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
      We train our resellers to sell our products and to answer customers’ questions. We advertise in key publications and participate in trade shows. We display our products under the Qualstar brand name at some trade shows and participate in other trade shows in partnership with our principal suppliers and resellers. We support our marketing and customer support with a website that features comprehensive marketing and product information.
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

Customer Service and Technical Support
      We believe that strong customer service and technical support is an essential aspect of our business. Our customer service and technical support efforts consist of the following components:

•	Technical support. Our technical support personnel are available twenty-four hours per day, Monday through Friday. Technical support personnel are available to all customers at no charge by telephone, facsimile and e-mail to answer questions and solve problems relating to our products. Our technical support personnel are trained in all aspects of our products. Our support staff is located at our headquarters in Simi Valley, California. We sell service contracts for on-site service of our tape libraries installed within the United States and Canada, which are fulfilled by IBM Corporation and on-site service contracts sold in Europe are fulfilled by Eastman Kodak S.A. Commercial Imaging Group.

•	Sales engineering. Our engineers provide both pre-and post-sales support to our resellers. Engineers typically become involved in more complex problem-solving situations involving interactions between our products, third-party software, network server hardware and the network operating systems. Engineers work with resellers and end users over the telephone and at an end user site as required.

•	Training. We offer a product maintenance training program for end users, value added resellers, original equipment manufacturers, customer service and technical support personnel. We conduct training classes at our headquarters and on-site as appropriate.

•	Warranty. The warranty period on our tape libraries is three years. Some TLS and all RLS models have three year advance replacement warranty coverage that provides for replacement of components or, if necessary, complete libraries. All other TLS models have a one year advance replacement warranty with the second and third year being return-to-factory for service at no charge. Customers may purchase extended advance replacement service coverage and on-site service if they are located in the United States, Canada and some countries within Europe.
Manufacturing and Suppliers
      We manufacture all of our tape libraries at our facility in Simi Valley, California. We currently operate five assembly lines during one daily eight-hour shift. As needs require, we have the ability to add a second or third shift to increase our capacity.
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
Competition
      The market for automated tape libraries is intensely competitive and characterized by rapidly changing technology and evolving standards. Because we offer a broad range of libraries for different tape drive technologies, we tend to have a large number of competitors that differ depending on the particular format and performance level. We compete in a segment of the overall tape library market that focuses on small to mid- range network computing environments. Our principal competitors in this market segment include Sun/ StorageTek, Quantum Corporation, Advanced Digital Information Corporation, Overland Storage, Inc., and Spectra Logic Corporation.
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
      As competitors introduce products in a particular tape drive technology, the increased competition normally results in price erosion and a reduction in gross margins for all competitors. We cannot assure you that we will be able to compete successfully against either current or potential competitors or that competition will not cause a reduction in our revenues or profit margins. We believe that our ability to compete depends on a number of factors, including the success and timing of new product developments by us and by our competitors, compatibility of our products with a broad range of computing systems, product performance, reliability, price, marketing and sales execution and customer support. Specifically, we believe that the principal competitive factors in the selection of a tape library include:

•	reliability of the robotic assembly that handles the tape cartridges;

•	initial purchase price;

•	storage capacity;

•	speed of data transfer;

•	compatibility with existing operating systems and storage management software;

•	after-sale expandability of a tape library to meet increasing storage requirements;

•	expected product life, cost of maintenance and total cost of ownership; and

•	physical configuration and power requirements of the library.
      We believe our tape libraries compete favorably overall with respect to many of these factors.
Research and Development
      Our research and development group of 21 people consists of engineers and technicians who have data storage and related industry experience. We have developed over 40 separate tape library models for eleven different tape formats over the last ten years.
      Our research and development efforts rely on the integration of multiple engineering disciplines to generate products that meet market needs in a competitive and timely fashion. Successful development of automated tape libraries requires the integration of mechanical design, electronic design packaging, software design, and firmware design into a single product. Product success also relies on the engineering group’s thorough knowledge of each of the different tape drive technologies.
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
      Our research and development expenses were approximately $3.8 million in fiscal 2005, approximately $4.3 million in fiscal 2004, and approximately $4.0 million in fiscal 2003. We anticipate research and development costs to be slightly lower in fiscal 2006.
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
Employees
      As of September 26, 2005, we had 95 full-time employees, including 35 in operations and manufacturing, 22 in research and development, 6 in customer service and technical support, 17 in sales and marketing, and 15 in administration and finance. We also employ a small number of temporary employees and consultants as needed. We are not a party to any collective bargaining agreement or other similar agreement. We believe that we have a good relationship with our employees.

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
      We face significant competition in developing and selling automated tape libraries. Rapid and ongoing changes in technology and product standards could quickly render our products less competitive, or even obsolete. We have significantly fewer financial, technical, manufacturing, marketing and other resources than many of our competitors and these limited resources may harm our business in many ways. For example, in the past several years our competitors have:

•	acquired other tape library companies;

•	increased the geographic scope of their market;

•	offered a wider range of tape library products; and

•	developed and acquired proprietary software and disk based products that operate in conjunction with their products and the products of their competitors.
      In the future, our competitors may leverage their greater resources to:

•	develop, manufacture and market products that are less expensive or technologically superior to our products;

•	attend more trade shows and spend more on advertising and marketing;

•	reach a wider array of potential customers through a broader range of distribution channels;

•	respond more quickly to new or changing technologies, customer requirements and standards; or

•	reduce prices in order to preserve or gain market share.
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
      The success of our business is tied closely to the managerial, engineering and business acumen of our existing executives. William J. Gervais, our President, has been largely responsible for the development of most of our tape libraries, has overseen our operations and growth, and established and maintained our strategic relationships. We expect that he will continue these efforts for the foreseeable future. Our future success will also depend on our ability to attract, retain and motivate key executives and other key personnel, many of whom have been instrumental in developing new technologies and strategic plans. We may not be able to retain our existing personnel or attract additional qualified personnel in the future. However, our current dependence on a limited number of executives and other key personnel, for whom replacements may be difficult to find, entails a risk that we may not be able to supervise and manage our ongoing operations.

Our suppliers could reduce shipments of tape drives and tape media. If this occurs, we would be forced to curtail production, our revenues could fall and our market share could decline.
      Automated tape libraries and related products, such as tape drives and tape media, represented approximately 75.1% of our revenues for fiscal 2005, approximately 81.4% of our revenues for fiscal 2004, and approximately 79.8% of our revenues for fiscal 2003. We depend on a limited number of third-party manufacturers to supply us with the tape drives and tape media that we incorporate into our automated tape libraries. Some tape drive manufacturers, including Sony Corporation and Quantum Corporation, compete with us by also manufacturing tape libraries. There can be no assurance that other tape drive manufacturers will not also begin to manufacture libraries.
      Historically, some of these suppliers have been unable to meet demand for their products and have allocated their limited supply among customers. If suppliers limit our supply of tape drives or tape media, we may be forced to delay or cancel shipments of our tape libraries. The major supplier risks we face include the following:

•	Sony Electronics, Inc. is our sole-source supplier of AIT and Super AIT drives and media. In the past, Sony has allocated some of their products and may allocate them again in the future. In fiscal 2005 we derived approximately $12.0 million or 47.8% of our revenues, in fiscal 2004 we derived approximately $16.1 million, or 51.1%, of our revenues, and in fiscal 2003 we derived approximately $18.9 million, or 56.2% of revenues from the sale of libraries, tape drives and tape media based on Sony AIT and Super AIT technologies. If Sony reduces its sales to us or raises its prices, we could lose revenues and our margins could decline.

•	Quantum Corporation is our sole-source supplier of SuperDLT tape drives and competes with us as a manufacturer of automated tape libraries. In the past, Quantum has allocated quantities of tape drives among its customers. It is possible that Quantum will allocate again, and as a result, may be unable to meet our future SuperDLT tape drive requirements.

•	The LTO standard was developed by an industry consortium consisting of IBM, Hewlett Packard and Quantum/ Certance. LTO competes with AIT and other half-inch tape drives and media. All three drive suppliers also sell automated tape libraries that utilize LTO tape drives and compete with our products. Therefore, even if we receive adequate allocation, it may be at a price that renders our products uncompetitive.
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
      We derive substantially all of our revenues from products that incorporate some form of tape technology. We expect to derive substantially all of our revenues from these products for the foreseeable future. As a result, we will continue to be subject to the risk of a decrease in revenues if demand for these products declines or if rising prices make it more difficult to obtain them. If products incorporating other technologies gain comparable or superior market acceptance and competitive price advantage, our business, financial condition and operating results could be adversely and materially affected unless we successfully develop and market products incorporating the new technology.

We depend upon the AIT and Super AIT tape formats supplied by Sony Electronics Inc. for a significant portion of our revenues. Should Sony abandon or fail to advance this tape format, future revenues or operating results could suffer.
      Sony Electronics Inc. is our sole supplier of AIT and Super AIT tape drives and tape media. If Sony should discontinue manufacturing these products or fail to advance the technology to keep pace with the industry trend of increasing tape capacity, our revenues or operating results could be significantly impacted.

Our revenues and operating results may fluctuate unexpectedly from quarter to quarter, which may cause our stock price to decline.
      Our quarterly revenues and operating results have fluctuated in the past, and are likely to vary significantly in the future due to several factors, including:

•	general economic conditions affecting spending for information technology;

•	increased competition and pricing pressures;

•	reductions in the size, delays in the timing, or cancellation of significant customer orders;

•	shifts in product or distribution channel mix;

•	the timing of the introduction or enhancement of products by us, our original equipment manufacturer customers or our competitors;

•	expansions or reductions in our relationships with value added reseller and original equipment manufacturer customers;

•	financial difficulties affecting our value added reseller or original equipment manufacturer customers that render them unable to pay amounts owed to us;

•	increased number and diversity of available data back-up and archive storage alternatives resulting in delays to customer decision-making cycles;

•	market acceptance of new and enhanced versions of our products;

•	new product developments by storage device manufacturers, including cost and performance of disk drive products;

•	the rate of growth in the data storage market and the various segments within it;

•	timing and levels of our operating expenses; and

•	availability of tape media and key components and performance of key suppliers.
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

If we fail to develop and introduce new products on a timely and cost-effective basis, or if our products do not contain the features required by the marketplace, we will eventually lose market share and sales to more innovative competitors.
      The market for our products is characterized by rapidly changing technology and evolving industry standards. The future success of Qualstar will depend on our ability to anticipate changes in technology, to develop new and enhanced products on a timely and cost-effective basis, and to introduce, manufacture and achieve market acceptance of these new and enhanced products. In particular, our success will depend on the market acceptance of our soon to be introduced XLS family of automated tape libraries, our “next generation of automated tape libraries” designed for the enterprise marketplace. Our RLS and TLS families of tape libraries are facing increasing competition from products manufactured by our competitors and may face competition from other types of storage devices that may be developed in the future.
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
      Our customers have 30 days from the date of purchase to return products that do not conform to an end user’s requirements. We may otherwise allow product returns if we think that doing so maximizes the effectiveness of our sales channels and promotes our reputation for quality and service.
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
      Revenues from shipments to customers outside of North America accounted for approximately 27.3% of revenues in fiscal 2005, approximately 32.4% of revenues in fiscal 2004, and approximately 29.4% of revenues in fiscal 2003. We believe that international sales will continue to represent a significant portion of our revenues. Our international sales subject us to a number of risks, including:

•	political and economic instability may reduce demand for our products or our ability to market our products in foreign countries;

•	although we denominate our international sales in U.S. dollars, currency fluctuations could make our products unaffordable to foreign purchasers or more expensive compared to those of foreign manufacturers;

•	restrictions on the export or import of technology may reduce or eliminate our ability to sell in certain markets;

•	the need to comply with a wide variety of foreign laws and regulations;

•	greater difficulty of administering business overseas may increase the costs of foreign sales and support;

•	foreign governments may impose tariffs, quotas and taxes on our products;

•	longer payment cycles typically associated with international sales and potential difficulties in collecting accounts receivable may reduce the profitability of foreign sales; and

•	our current determination not to seek ISO-9000 certification, a widely accepted method of establishing and certifying the quality of a manufacturer’s operations, may reduce sales.
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
      We rely on copyright protection of electronic circuits and our firmware, as well as patent protection for some of our designs and products. We also rely on a combination of trademark, trade secret, and other intellectual property laws and various contract rights to protect our proprietary rights. However, we do not believe our intellectual property rights provide significant protection from competition. As a consequence, these rights may not preclude competitors from developing products that are substantially equivalent or superior to our products. In addition, many aspects of our products are not subject to intellectual property protection and therefore can be reproduced by our competitors.

Intellectual property infringement claims brought against us could be time consuming and expensive to defend.
      In recent years, there has been an increasing amount of litigation in the United States involving patents and other intellectual property rights. Qualstar is not currently directly involved in any intellectual property litigation or proceedings. However, in April 2004 we settled litigation that Raytheon Company had filed alleging that Qualstar and eight other named defendants infringed on a patent owned by Raytheon Company entitled “Mass Data Storage Library.” In the future, we may become subject to other claims or inquiries regarding our alleged unauthorized use of a third party’s intellectual property. An adverse outcome in litigation could force us to do one or more of the following:

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

Undetected software or hardware flaws could increase our costs, reduce our revenues and divert resources from our core business needs.
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
      Our executive officers and directors own beneficially, in the aggregate, approximately 45% of our outstanding common stock as of June 30, 2005. As a result, these shareholders will be able to exercise significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us. The interests of our officers and directors, when acting in their capacity as shareholders, may lead them to:

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

Trading in our stock has been limited and our stock price has been volatile. Consequently, it may be difficult to sell your shares.
      There has been very little trading in shares of our stock and some days it does not trade at all. This, as well as the factors listed below, has caused the price of our stock to be very volatile. Consequently, it may be difficult to sell your shares of our stock at the price you paid for them or at a price equal to that quoted in the Nasdaq National Market. Factors that may cause our stock price to fluctuate in the future include:

•	quarterly variations in operating results, especially if they differ from our previously announced forecasts or forecasts made by analysts;

•	our announcements of anticipated future revenues or operating results;

•	announcements concerning us, our competitors, our customers, or our industry;

•	the introduction of new technology or products by us or our competitors;

•	comments regarding us and the data storage market made by industry analysts or on Internet bulletin boards;

•	changes in earnings estimates by analysts or changes in accounting policies;

•	changes in product pricing policies by us or our competitors; and

•	changes in general economic conditions.
In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons frequently unrelated or disproportionate to the operating performance of the specific companies. These market fluctuations may adversely affect the market price of our common stock.

EXECUTIVE OFFICERS OF THE REGISTRANT
Executive Officers
      Officers are elected by and serve at the discretion of the board of directors. The executive officers of Qualstar as of September 26, 2005 are:

Name	Age	Position

William J. Gervais	62	Chief Executive Officer, President and Director
Richard A. Nelson	62	Vice President of Engineering, Secretary and Director
Frederic T. Boyer	61	Vice President and Chief Financial Officer
David L. Griffith	49	Vice President of Operations
Robert K. Covey	58	Vice President of Marketing
Robert C. King	61	Vice President of Sales
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
      Robert C. King was appointed our Vice President of Sales in June 2005. From 1999 until it was acquired by JDS Uniphase in 2004, Mr. King was Vice President, Sales for E2O Communications, a manufacturer of optical transceivers. From 1995 to 1998 Mr. King was Vice President, Sales and Marketing for Advanced

Photonix. From 1992 to 1995, Mr. King served as Vice President, Sales and Marketing for Performance Materials Corporation. From 1989 to 1992, Mr. King served as Vice President, Market and Business Development for PCO, a subsidiary of Corning Incorporated. Mr. King holds a B.S.M.E. degree from Ohio University in Athens, Ohio.

Item 2.	Properties
      Our headquarters, located in Simi Valley, California, consists of a single building containing approximately 57,000 square feet housing our manufacturing, sales and marketing, finance and administration and approximately half of our engineering. Our lease on this facility expires in February 2011, with an early termination option becoming available in February of 2007. Rent on this facility is $39,000 per month, with step-ups ranging from $2,400 to $2,800 per month every two years.
      We also lease approximately 4,300 square feet of office space in Boulder, Colorado, that houses our Advanced Development Group. The lease of the Boulder, Colorado facility expires in 2007. Additionally, we have a sales office in Surrey, United Kingdom.

Item 3.	Legal Proceedings
      We are from time to time involved in various lawsuits and legal proceedings that arise in the ordinary course of business. At this time, we are not aware of any pending or threatened litigation against us that we expect will have a material adverse effect on our business, financial condition, liquidity or operating results. Legal claims are inherently uncertain, however. We cannot assure you that we will not be adversely affected in the future by legal proceedings.

Item 4.	Submission of Matters to a Vote of Shareholders
      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2005.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Qualstar’s common stock is quoted on the NASDAQ Stock Market’s National Market (NASDAQ Symbol — QBAK). The following table sets forth the high and low closing sale prices of our common stock as reported by NASDAQ, during the periods indicated:

Period	Date Range	High	Low

Fiscal 2005:
First Quarter	July 1 — September, 30, 2004	$6.44	$5.00
Second Quarter	October 1 — December 31, 2004	$6.94	$4.33
Third Quarter	January 1 — March 31, 2005	$5.00	$4.00
Fourth Quarter	April 1 — June 30, 2005	$4.55	$3.53
Fiscal 2004:
First Quarter	July 1 — September, 30, 2003	$6.23	$4.75
Second Quarter	October 1 — December 31, 2003	$5.40	$4.25
Third Quarter	January 1 — March 31, 2004	$6.10	$4.56
Fourth Quarter	April 1 — June 30, 2004	$6.88	$5.25
      There were approximately 49 owners of record of Qualstar’s common stock as of September 16, 2005.
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

	Years Ended June 30,

	2005	2004	2003	2002	2001

	(In thousands, expect per share amounts)
Statements of Income Data:
Net revenues	$25,144	$31,530	$33,557	$37,631	$51,572
Cost of goods sold	16,529	19,575	21,171	23,753	33,216

Gross profit	8,615	11,955	12,386	13,878	18,356

Operating expenses:
Research and development	3,750	4,268	3,994	2,136	1,279
Sales and marketing	3,350	3,607	3,834	3,048	3,399
General and administrative	3,955	5,420	4,428	5,222	3,301

Total operating expenses	11,055	13,295	12,256	10,406	7,979

Income (loss) from operations	(2,440)	(1,340)	130	3,472	10,377
Investment income	858	624	693	1,133	1,225
Impairment loss for other-than-temporary decline in investments	—	(160)	—	—	—
Impairment of investment	—	—	—	—	(1,050)

Income (loss) before income taxes	(1,582)	(876)	823	4,605	10,552
Provision (benefit) for income taxes	65	(145)	274	1,845	3,824

Net income (loss)	$(1,647)	$(731)	$549	$2,760	$6,728

Earnings (loss) per share:
Basic	$(0.13)	$(0.06)	$0.04	$0.22	$0.54

Diluted	$(0.13)	$(0.06)	$0.04	$0.22	$0.53

Shares used to compute earnings (loss) per share:
Basic	12,398	12,577	12,579	12,475	12,372

Diluted	12,398	12,577	12,666	12,664	12,668

	June 30,

	2005	2004	2003	2002	2001

	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$12,210	$6,401	$6,236	$4,859	$11,509
Marketable securities	21,854	29,376	29,857	25,987	15,578
Working capital	43,275	46,534	47,191	46,507	43,382
Total assets	47,223	51,647	52,096	50,758	47,878
Total debt	—	—	—	—	—
Shareholders’ equity	44,653	48,064	48,868	47,973	44,689

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion and analysis should be read in conjunction with our financial statements and notes thereto.
Overview
      We design, develop, manufacture and sell automated magnetic tape libraries used to store, retrieve and manage electronic data primarily in network computing environments. We offer tape libraries for multiple tape drive technologies, including LTO, AIT, Super AIT, and SuperDLT tape drives and media.
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
      We have developed a network of value added resellers who specialize in delivering complete storage solutions to end users. End users of our products range from small businesses requiring simple automated backup solutions to large organizations needing complex storage management solutions. We also sell our products to original equipment manufacturers who bundle our products with their own and sell them as part of a complete system or solution. We assist our customers with marketing, sales and technical support.
      Our international sales efforts are currently directed from our corporate offices in Simi Valley, California. European sales are coordinated through our European sales office in the United Kingdom. All of our international sales are denominated in U.S. dollars. Revenues from sales outside North America were approximately $6.9 million, or 27.3% of revenues in fiscal 2005, approximately $10.2 million, or 32.4% of revenues in fiscal 2004, and approximately $9.9 million, or 29.4% of revenues in fiscal 2003.
      We also design, develop, manufacture and sell ultra small high-efficiency open-frame switching power supplies for original equipment manufacturers of telecommunications equipment, servers, routers, switches, RAIDs, and other equipment. Our power supplies are sold under the N2Power brand name through independent sales representatives and a private distributor. The primary customers are original equipment manufacturers and contract manufacturers.
      Net revenues include revenues from the sale of tape libraries, library tape drives, tape cartridges, and ancillary products. Ancillary revenues include service, repair, on-site service agreements net of the cost of any third party service contracts, and power supplies. Automated tape libraries and related products, such as tape drives and tape media, represented approximately 75.1% of revenues in fiscal 2005, approximately 81.4% of revenues in fiscal 2004, and approximately 79.8% of revenues in fiscal 2003. Sales of ancillary products and services accounted for the balance of our revenues.
      Gross margins depend on several factors, including the cost of manufacturing, product mix, customer demand and the level of competition. Larger tape libraries provide higher gross margins than do smaller tape libraries primarily because the competition is less intense in this market segment.
      Research and development activities include the design and development of new products, as well as enhancements to existing products. Our engineering group is developing our next generation of automated tape libraries, currently in transition from the development phase to the pilot production phase, with manufacturing lines planned for our Simi Valley facility. We expect research and development expenses to decrease slightly in absolute dollars in the next fiscal year.
      We expect general and administrative expenses to increase in fiscal 2006 due to expensing stock options under SFAS 123(R). We expect sales and marketing expenses to increase in fiscal 2006 due to additional expenses associated with bringing our next generation tape libraries to market.

      We recorded deferred compensation of approximately $1.7 million in the third quarter of fiscal 2000, representing the difference between the exercise price of stock options and restricted stock granted to employees and directors during fiscal 2000 and the deemed fair value for accounting purposes of our common stock on the grant dates. Amortization of deferred compensation, which was recorded as general and administrative expense in the statement of operations, was $0 in fiscal 2005, approximately $140,000 during fiscal 2004, and approximately $301,000 in fiscal 2003. The deferred compensation related to these stock options and restricted stock was fully amortized as of June 30, 2004.
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

Revenue Recognition
      Revenue is recognized upon shipment of product to our customers. Title and risk of loss transfer to the customer when the product leaves our dock in Simi Valley, California, or another shipping location designated by us. In general, these customers are allowed to return the product, free of penalty, within thirty days of shipment, if the product does not meet the end user’s requirements. Revenues from technical support services and other services are recognized at the time services are performed.
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
      We maintain a valuation allowance to reduce our deferred tax assets due to the uncertainty surrounding the timing of realizing the benefits of net deferred tax assets in future years. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for such a valuation allowance. In the event we were to determine that we would be able to realize all or part of our net deferred tax asset in the future, the valuation allowance would be decreased accordingly.
      We may periodically undergo examinations by the federal and state regulatory authorities and the Internal Revenue Service. We may be assessed additional taxes and or penalties contingent on the outcome of these examinations. Our previous examinations have not resulted in any unfavorable or significant assessments.
      The Company had fiscal 2002 under audit by the Internal Revenue Service (“IRS”) for which the IRS issued a no change opinion in the quarter ended March 31, 2005.
Results of Operations
      The following table reflects, as a percentage of net revenues, statements of operations data for the periods indicated:

	Years Ended June 30,

	2005	2004	2003

Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	65.7	62.1	63.1

Gross margin	34.3	37.9	36.9
Operating expenses:
Research and development	14.9	13.5	11.9
Sales and marketing	13.4	11.4	11.4
General and administrative	15.7	17.2	13.2

Income (loss) from operations	(9.7)	(4.2)	0.4
Investment income	3.4	2.0	2.0
Impairment loss for other-than-temporary decline in investments	—	(0.6)	—

Income (loss) before provision (benefit) for income taxes	(6.3)	(2.8)	2.4
Provision (benefit) for income taxes	0.3	(0.5)	0.8

Net income (loss)	(6.6)%	(2.3)%	1.6%

      Revenues are recognized upon shipment of the product to the customer, less estimated returns, for which provision is made at the time of sale. The following table summarizes our revenue by major product line:

	Years Ended June 30,

	2005	2004	2003

Tape Library revenues:
TLS	51.7%	56.4%	67.7%
RLS	13.1	15.5	4.0

	64.8	71.9	71.7

Other revenues:
Service	10.5	7.6	6.2
Media	10.3	9.5	8.1
Power Supplies	5.1	1.8	0.6
Upgrades, Spares, 9 Track	9.3	9.2	13.4

	100.0%	100.0%	100.0%

Fiscal 2005 Compared to Fiscal 2004
      Net Revenues. Revenues are recognized upon shipment of the product to the customer, less estimated returns, for which provision is made at the time of the sale. Revenues for the year ended June 30, 2005 were $25.1 million, a decrease of 20.3% compared to net revenues of $31.5 million for the year ended June 30, 2004.
      The decrease in revenues was due primarily to a decline in the demand for our tape libraries using 8mm AIT tape technology and to a lesser extent, half inch tape technology. Revenues from libraries incorporating AIT tape technology were lower due to customer preferences shifting to the higher capacity half inch technology tape drives, caused, in part, by the delayed availability of AIT4 tape drives. Moreover, when AIT4 tape drives did become available, they were not backward read-write compatible with earlier generations of AIT tape drives. Both of these factors negatively impacted our upgrade business in our large AIT customer base. Revenues incorporating half inch technology exceeded revenues incorporating 8mm technology in absolute dollars in fiscal 2005. In fiscal 2004, by comparison, revenues were divided about evenly between 8mm and half inch tape technologies in absolute dollars. However, revenues from libraries incorporating half inch technology decreased from fiscal 2004 as the second and third quarters of fiscal 2004 benefited from a large non-recurring library order of approximately $2.5 million.
      Revenues from tape libraries and drives decreased to $16.3 million, or 64.8% of revenues, in the year ended June 30, 2005 from $22.7 million, or 71.9% of revenues, in the year ended June 30, 2004. Although selling prices of our libraries dropped during fiscal 2005, average selling prices of libraries increased during fiscal 2005 due to a change in product mix.
      Gross Profit. Gross profit was $8.6 million, or 34.3% of revenues, for the year ended June 30, 2005, compared to $12.0 million, or 37.9% of revenues, for fiscal 2004. Cost of goods sold consists primarily of direct labor, purchased parts, depreciation of plant and equipment, rent, utilities, and packaging costs. The decrease in gross margin as a percentage of revenues was attributed to lower manufacturing overhead absorption due to lower revenues as well as to lower selling prices due to greater competitive pricing pressures.
      Research and Development. Research and development expenses consist of engineering salaries, benefits, outside consultant fees, purchased parts, and supplies used in development activities. Research and development expenses for the year ended June 30, 2005 decreased to $3.8 million or 14.9% of revenues as compared to $4.3 million or 13.5% of revenues for the year ended June 30, 2004. This decrease in absolute dollars was due primarily to lower prototype material costs and salaries, partly offset by higher consulting costs, as the next generation of tape libraries transitions from the development phase to the pilot production phase.

      Sales and Marketing. Sales and marketing expenses consist primarily of employee salaries, benefits, sales commissions, trade show costs, advertising and travel related expenses. Sales and marketing expenses decreased to $3.4 million, or 13.3% of revenues for the year ended June 30, 2005, as compared to $3.6 million, or 11.4% of revenues, for the year ended June 30, 2004. The decrease in absolute dollars can be attributed primarily to a reduction in advertising and outside commission expenses.
      General and Administrative. General and administrative expenses include employee salaries and benefits, deferred compensation related to stock options and restricted stock, provision for doubtful accounts, and professional service fees. General and administrative expenses decreased to $4.0 million, or 15.7% of revenues for the year ended June 30, 2005 as compared to $5.4 million, or 17.2% of revenues for the year ended June 30, 2004. The decrease in general and administrative expenses was due to lower legal expenses attributed to the settlement of the Raytheon lawsuit in April 2004, lower bad debt expense and the absence of deferred stock compensation.
      Investment Income and Impairment Loss for Other-than-Temporary Decline in Investments. Investment income increased to $858,000 for the year ended June 30, 2005 as compared to net investment income of $464,000 in fiscal 2004. The increase is attributed to lowering the average duration of our portfolio to capture the higher short-term yields available in the current higher interest rate environment. In addition, an impairment loss for other-than-temporary decline in investments of $160,000 was recognized in fiscal 2004 earnings due to the adoption of Emerging Issues Task Force No. 03-1.
      Provision for Income Taxes. The provision for income taxes was $65,000, or –4.1% of pre-tax loss, for fiscal 2005 compared to a benefit of $145,000, or 16.6% of pre-tax loss, for fiscal 2004. The provision for income taxes in fiscal 2005 can be primarily attributed to establishing full valuation allowances against net deferred tax assets based on our assessment regarding the realizability of these benefits in future years offset by the recognition of research and development credits to be received. In fiscal 2004, the low effective tax benefit rate was primarily attributed to establishing valuation allowances for capital losses realized on a tax basis in fiscal 2004 and net operating loss carryforwards.
Fiscal 2004 Compared to Fiscal 2003
      Net Revenues. Revenues for the year ended June 30, 2004 were $31.5 million, a decrease of 6.0% compared to net revenues of $33.6 million for the year ended June 30, 2003.
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
      Gross Profit. Gross profit was $12.0 million, or 37.9% of revenues, for the year ended June 30, 2004, compared to $12.4 million, or 36.9% of revenues, for fiscal 2003. The increase in gross margin as a percentage of revenues was attributed to efficiencies achieved in material management; a more favorable product mix caused by the discontinuation of several lower margin libraries; and sales of media with higher than normal margins.
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
      Sales and Marketing. Sales and marketing expenses decreased by 5.9% to $3.6 million, or 11.4% of revenues for the year ended June 30, 2004, as compared to $3.8 million, or 11.4% of revenues, for the year ended June 30, 2003. Although the percent decrease is consistent with the decrease in revenues, in absolute dollars, the decrease can be attributed to a reduction in advertising costs due to a shift to the lower cost electronic advertising versus print advertising and lower co-operative advertising as well as a reduction in travel related expenditures.
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
Liquidity and Capital Resources
      Historically, we have funded our capital requirements with cash provided by operations. Cash provided by operating activities was $.2 million in fiscal 2005, $.3 million in fiscal 2004, and $6.0 million in fiscal 2003. In fiscal 2005, operating cash was primarily provided by refunds of fiscal 2002 federal and state income taxes paid and a decrease in accounts receivable, offset partially by decreases in accounts payable and other accrued liabilities. In fiscal 2004, operating cash was primarily provided by a refund of fiscal 2003 income taxes paid and increases in accounts payable and other accrued liabilities, offset partially by increases in accounts receivable and inventories. In fiscal 2003, operating cash was primarily provided by reductions in accounts receivable and inventory.
      Cash provided by investing activities was $7.3 million in fiscal 2005, and cash used in investing activities was $15,000 in fiscal 2004, and $4.7 million in fiscal 2003. Cash provided by investing activities in fiscal 2005 related primarily to sales of marketable securities partially offset by purchases of equipment. Cash used in investing activities for fiscal 2004 and 2003 related primarily to purchases of marketable securities as well as equipment and leasehold improvements.
      Cash used in financing activities was $1.7 million in fiscal 2005, $.1 million in fiscal 2004 and cash provided by financing activities was $.05 million in fiscal 2003. Cash used in financing activities for fiscal 2005 and 2004, related primarily to repurchasing shares of the Company’s common stock. Cash provided by financing activities in fiscal 2003 related primarily to principal and interest payments on directors’ notes and proceeds from the exercise of stock options, partially offset by the repurchase of the Company’s common stock.
      As of June 30, 2005, we had $12.2 million in cash and cash equivalents and $21.9 million in marketable securities. We believe that our existing cash and cash equivalents and funds available from the sale of our marketable securities, will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. We may utilize cash to invest in businesses, products or technologies that we believe are strategic. We regularly evaluate other companies and technologies for possible investment by us. In addition, we have made and may in the future make investments in companies with whom we have identified potential synergies. However, we have no present commitments or agreements with respect to any material acquisition of other businesses or technologies.
Summary of Contractual Obligations and Commitments
      The following is a summary of our future payments due under contractual obligations as of June 30, 2005:

	Operating	Purchase
Year Ended June 30	Leases	Obligations	Total

	(in thousands)
2006	$581	$2,035	$2,616
2007	592	—	592
2008	554	—	554
2009	570	—	570
Thereafter	895	—	895

	$3,192	$2,035	$5,227

      Purchase obligations in the table above represent the value of open purchase orders as of June 30, 2005. We believe that some of these obligations could be canceled for payment of a nominal penalty or no penalty; however, the amount of open purchase orders that could be canceled under such terms is difficult to quantify.
Off-Balance Sheet Arrangements
      We do not have any off-balance sheet arrangements.

Item 7A.	Qualitative and Quantitative Disclosures About Market Risk
      We develop products in the United States and sell them worldwide. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in shorter duration securities. We have no outstanding debt nor do we utilize derivative financial instruments. Therefore, no quantitative tabular disclosures are required.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
Qualstar Corporation
      We have audited the accompanying consolidated balance sheets of Qualstar Corporation as of June 30, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Qualstar Corporation at June 30, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP
Woodland Hills, California
August 10, 2005

QUALSTAR CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$12,210	$6,401
Marketable securities	21,854	29,376
Accounts receivable, net of allowances of $248 at June 30, 2005 and $217 at June 30, 2004	3,532	4,628
Inventories	7,157	7,418
Prepaid expenses and other current assets	452	470
Prepaid income taxes	640	1,072
Deferred income taxes	—	594

Total current assets	45,845	49,959

Property and equipment, net	1,188	1,439
Other assets	190	249

Total assets	$47,223	$51,647

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$763	$1,171
Accrued payroll and related liabilities	496	500
Other accrued liabilities	1,311	1,754

Total current liabilities	2,570	3,425

Deferred income taxes	—	158
Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized, 12,253 and 12,596 shares issued and outstanding as of June 30, 2005 and June 30, 2004, respectively	18,370	20,121
Notes from directors	—	(45)
Accumulated other comprehensive income (loss)	(159)	(101)
Retained earnings	26,442	28,089

Total shareholders’ equity	44,653	48,064

Total liabilities and shareholders’ equity	$47,223	$51,647

See accompanying notes

QUALSTAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended June 30,

	2005	2004	2003

Net revenues	$25,144	$31,530	$33,557
Cost of goods sold	16,529	19,575	21,171

Gross profit	8,615	11,955	12,386

Operating expenses:
Research and development	3,750	4,268	3,994
Sales and marketing	3,350	3,607	3,834
General and administrative	3,955	5,420	4,428

Total operating expenses	11,055	13,295	12,256

Income (loss) from operations	(2,440)	(1,340)	130
Investment income	858	624	693
Impairment loss for other-than-temporary decline in investments	—	(160)	—

Income (loss) before income taxes	(1,582)	(876)	823
Provision (benefit) for income taxes	65	(145)	274

Net income (loss)	$(1,647)	$(731)	$549

Earnings (loss) per share:
Basic	$(0.13)	$(0.06)	$0.04

Diluted	$(0.13)	$(0.06)	$0.04

Shares used to compute earnings (loss) per share:
Basic	12,398	12,577	12,579

Diluted	12,398	12,577	12,666

See accompanying notes

QUALSTAR CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

					Accumulated
					Other
	Common Stock			Notes	Comprehensive
			Deferred	from	Income	Retained
	Shares	Amount	Compensation	Directors	(Loss)	Earnings	Total

Balances at July 1, 2002	12,656	20,751	(631)	(387)	(31)	28,271	47,973

Exercise of stock options	60	149	—	—	—	—	149
Forfeiture of unvested stock options	—	(190)	190	—	—	—	—
Retirement of shares pursuant to stock repurchase	(76)	(344)	—	—	—	—	(344)
Amortization of deferred compensation	—	—	301	—	—	—	301
Accrued interest on directors’ notes	—	—	—	(17)	—	—	(17)
Principal payments on directors’ notes	—	—	—	248	—	—	248
Comprehensive income:
Net income	—	—	—	—	—	549	549
Change in unrealized gains (losses) on investments	—	—	—	—	9	—	9

Comprehensive income							558

Balances at June 30, 2003	12,640	$20,366	$(140)	$(156)	$(22)	$28,820	$48,868

Exercise of stock options	19	69	—	—	—	—	69
Retirement of shares pursuant to stock repurchase	(63)	(314)	—	—	—	—	(314)
Amortization of deferred compensation	—	—	140	—	—	—	140
Accrued interest on directors’ notes	—	—	—	(6)	—	—	(6)
Principal and interest payments on directors’ notes	—	—	—	117	—	—	117
Comprehensive loss:
Net loss	—	—	—	—	—	(731)	(731)
Change in unrealized gains (losses) on investments	—	—	—	—	(239)	—	(239)
Impairment loss for other-than-temporary decline in investments	—	—	—	—	160	—	160

Comprehensive loss							(810)

Balances at June 30, 2004	12,596	$20,121	$—	$(45)	$(101)	$28,089	$48,064

Exercise of stock options	16	76	—	—	—	—	76
Retirement of shares pursuant to stock repurchase	(359)	(1,827)	—	—	—	—	(1,827)
Principal and interest payments on directors’ notes	—	—	—	45	—	—	45
Comprehensive loss:
Net loss	—	—	—	—	—	(1,647)	(1,647)
Change in unrealized gains (losses) on investments	—	—	—	—	(58)	—	(58)

Comprehensive loss							(1,705)

Balances at June 30, 2005	12,253	$18,370	$—	$—	$(159)	$26,442	$44,653

See accompanying notes

QUALSTAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended June 30,

	2005	2004	2003

OPERATING ACTIVITIES:
Net income (loss)	$(1,647)	$(731)	$549
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	463	423	380
Deferred income taxes	436	312	657
Provision for (recovery of) bad debts and returns	38	186	(53)
Amortization of deferred compensation	—	140	301
Impairment loss for other-than-temporary decline in investments	—	160	—
Accrued interest on directors’ notes	—	(6)	(17)
Gain on sale of securities	(11)	—	—
Changes in operating assets and liabilities:
Accounts receivable	1,058	(279)	2,213
Inventories	261	(327)	2,609
Prepaid expenses and other assets	29	(222)	236
Prepaid income taxes and income taxes payable	432	264	(1,167)
Accounts payable	(408)	35	(454)
Accrued payroll and related liabilities	(4)	68	124
Other accrued liabilities	(443)	285	657

Net cash provided by operating activities	204	308	6,035
INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements	(164)	(257)	(561)
Purchases of marketable securities	(22,277)	(41,123)	(34,375)
Proceeds from the sale of marketable securities	29,752	41,365	30,513
Purchase of assets of N2Power, Incorporated	—	—	(288)

Net cash provided by (used in) investing activities	7,311	(15)	(4,711)
FINANCING ACTIVITIES:
Principal and interest payments on directors’ notes	45	117	248
Proceeds from exercise of stock options	76	69	149
Repurchase of common stock	(1,827)	(314)	(344)

Net cash provided by (used in) financing activities	(1,706)	(128)	53
NET INCREASE IN CASH AND CASH EQUIVALENTS	5,809	165	1,377
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,401	6,236	4,859

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,210	$6,401	$6,236

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$5	$12	$904

See accompanying notes

QUALSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Business
      Qualstar Corporation (“Qualstar”) was incorporated in California in 1984 to develop and manufacture IBM compatible 9-track reel-to-reel tape drives for the personal computer and workstation marketplaces. Since 1995, Qualstar has focused its efforts on designing, developing, manufacturing and selling automated magnetic tape libraries used to store, retrieve and manage electronic data primarily in the network computing environment. Tape libraries consist of cartridge tape drives, tape cartridges and robotics to move the tape cartridges from their storage locations to the tape drives under software control. Qualstar’s libraries provide storage solutions for organizations requiring backup, recovery, and archival storage of critical electronic information. Qualstar’s tape libraries are compatible with commonly used operating systems, including UNIX, Windows and Linux and a wide range of storage management software. Qualstar offers tape libraries for multiple tape drive technologies, including those using LTO, AIT, Super AIT, and SuperDLT.
      In July 2002, Qualstar purchased the assets of N2Power, Incorporated, a supplier of ultra small high efficiency open frame switching power supplies. Power supplies are sold with the N2Power brand name as well as under a private label brand name to original equipment manufacturers. In addition, they are utilized in Qualstar’s tape library products.

Principles in Consolidation
      The consolidated financial statements include the accounts and operations of Qualstar and its wholly owned subsidiary. All significant intercompany accounts have been eliminated.

Cash and Cash Equivalents
      Qualstar classifies as cash equivalents only cash and those investments that are short term, highly liquid, readily convertible to cash, and so near their maturity that they present an insignificant risk of change in value due to changes in interest rates.

Concentration of Credit Risk, Other Risks and Significant Customers
      Qualstar sells its products primarily through a variety of market channels including original equipment manufacturers (OEM) and value added resellers (VAR) located worldwide. Ongoing credit evaluations of customers’ financial condition are performed by Qualstar, and generally, collateral is not required. Potential uncollectible accounts have been provided for in the financial statements.
      Sales outside of North America represented approximately 27.3% of net revenues in fiscal 2005, approximately 32.4% of net revenues in fiscal 2004 and approximately 29.4% of net revenues in fiscal 2003. Revenues from Qualstar’s two largest customers combined were approximately 13.9%, 14.6%, and 15.4% for the years ended June 30, 2005, 2004, and 2003, respectively. At June 30, 2005, 2004 and 2003, the two largest customer’s accounts receivable, net of specific allowances, totaled approximately 18.7%, 22.4% and 30.1% of net accounts receivable, respectively.

Marketable Securities
      Marketable securities consist primarily of high-quality U.S. corporate securities and U.S. federal government and state government debt securities. These securities are classified in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities which Qualstar has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are

QUALSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
classified as available-for-sale. All of Qualstar’s marketable securities were classified as available-for-sale at June 30, 2005 and 2004.
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
      On March 31, 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, (EIFT 03-1) effective for annual financial statements with fiscal years ending after June 15, 2004. EITF 03-1 provides guidance for determining when an investment is other-than-temporarily impaired, and states that an investment is considered other-than-temporarily impaired when its fair value is less than its amortized cost basis and is deemed other than temporary. The application of EITF 03-1 to the Company’s marketable securities portfolio resulted in the identification of an other-than-temporarily impaired investment as of June 30, 2004. In accordance with EITF 03-1, the Company recognized an impairment loss for other-than-temporary decline in investments of $160,000 in earnings equal to the difference between the amortized cost basis and its fair value as of June 30, 2004.

Inventories
      Inventories are stated at the lower of cost (first-in, first-out basis) or market.

Suppliers
      Sales and costs of goods sold related to products purchased from one supplier totaled approximately 47.8% and 41.0%, respectively, of total sales and cost of goods sold for the year ended June 30, 2005. Sales and costs of goods sold related to products purchased from one large supplier totaled approximately 51.1% and 41.3%, respectively, of total sales and cost of goods sold for the year ended June 30, 2004. Sales and costs of goods sold related to products purchased from one supplier totaled approximately 56.2% and 57.3%, respectively, of total sales and cost of goods sold for the year ended June 30, 2003.

Property and Equipment
      Property and equipment is depreciated using the straight-line method over the estimated useful lives (3 to 7 years) of the individual assets. Leasehold improvements are amortized over the estimated useful lives, or the term of the related leases, whichever is shorter, using the straight-line method.

Long-Lived Assets
      Qualstar reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate the carrying amount of any asset may not be recoverable. An impairment loss would be recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying amount. If an impairment is indicated, the amount of the loss to be recorded is based upon an estimate of the difference between the carrying amount and the fair value of the asset. Fair value is based upon discounted cash flows expected to result from the use of the asset and its eventual disposition and other valuation methods. There were no impairment losses of long-lived assets recognized during the periods presented.

QUALSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Advertising
      Qualstar expenses all costs of advertising and promotion as incurred. Advertising and promotion expenses for the years ended June 30, 2005, 2004 and 2003 were approximately $520,000, $601,000, and $984,000, respectively.

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

QUALSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	Fiscal Year Ended June 30,

	2005	2004	2003

	(in thousands, except per share amounts)
Net income (loss) as reported	$(1,647)	$(731)	$549
Stock-based employee compensation cost included in reported net income	—	140	301
Pro forma stock-based employee compensation cost under SFAS 123	(118)	(505)	(591)

Pro forma net income (loss)	$(1,765)	$(1,096)	$259

Earnings (loss) per share:
Basic — as reported	$(0.13)	$(0.06)	$0.04

Basic — pro forma	$(0.14)	$(0.09)	$0.02

Diluted — as reported	$(0.13)	$(0.06)	$0.04

Diluted — pro forma	$(0.14)	$(0.09)	$0.02

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting periods. The pro forma effect on net income or loss for 2005, 2004 and 2003 is not representative of the pro forma effect on net income or loss in future years because compensation expense in future years may reflect the amortization of a larger number of stock options granted in several succeeding years.
      In computing the pro forma compensation expense under SFAS 123, a weighted-average fair value of $1.27 for 2005, $3.59 for 2004, and $4.29 for 2003 stock option grants was estimated at the date of grant using the minimum value option pricing model before Qualstar’s initial public offering and the Black Scholes model afterward with the following assumptions:

	2005	2004	2003

Expected dividend yield	0%	0%	0%
Risk-free interest rate	3.8%	2.9%	2.7%
Expected life of options	4 years	4 years	5 years
Volatility	36.9%	100.8%	54.0%

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

QUALSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The following table sets forth the calculation for basic and diluted earnings per share for the periods indicated:

	Year Ended June 30,

	2005	2004	2003

	(In thousands)
Earnings:
Net income (loss)	$(1,647)	$(731)	$549

Shares:
Weighted average shares for basic earnings (loss) per share	12,398	12,577	12,579
Stock options	—	—	87

Weighted average shares for diluted earnings (loss) per share	12,398	12,577	12,666

      Shares issuable under stock options of 455,000, 511,000 and 152,000 for the years ended June 30, 2005, 2004 and 2003, respectively, have been excluded from the computation of diluted earnings (loss) per share because the effect would be antidilutive.

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

Estimates and Assumptions
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. Management believes that the estimates are reasonable.

QUALSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassification
      Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	Marketable Securities
      The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2005.

	Less Than 12 Months		12 Months or Greater		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

	(In thousands)
US Treasury obligations and direct obligations of U.S. Government agencies	$3,973	$(27)	$8,645	$(58)	$12,618	$(85)
Government Sponsored Enterprise collateralized mortgage obligations	934	(3)	1,538	(17)	2,472	(20)
Corporate bonds	4,054	(41)	1,708	(13)	5,762	(54)

Total	$8,961	$(71)	$11,891	$(88)	$20,852	$(159)

      U.S. Treasury Obligations. The unrealized losses on the Company’s investments in U.S. Treasury obligations and direct obligations of U.S. Government agencies were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2005.
      Government Sponsored Enterprise (GSE) Collateralized Mortgage Obligations. Freddie Mac and Fannie Mae are identified as GSEs. The unrealized losses on the Company’s investment in GSE collateralized mortgage obligations were caused by interest rate increases. The cash flows of these investments are guaranteed by the GSE. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2005.
      Corporate Bonds. The unrealized losses on the Company’s investments in corporate bonds were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2005.

QUALSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Inventories
      Inventories consist of the following:

	June 30,

	2005	2004

	(in thousands)
Raw materials	$6,196	$6,370
Finished goods	961	1,048

	$7,157	$7,418

4.	Property and Equipment
      The components of property and equipment are as follows:

	June 30,

	2005	2004

	(in thousands)
Leasehold improvements	$546	$546
Furniture and fixtures	994	970
Machinery and equipment	2,320	2,340

	3,860	3,856
Less accumulated depreciation and amortization	(2,672)	(2,417)

	$1,188	$1,439

5.	Income Taxes
      The provision (benefit) for income taxes is comprised of the following:

	Year Ended June 30,

	2005	2004	2003

	(in thousands)
Current:
Federal	$(156)	$(451)	$(332)
State	(215)	(6)	(51)

	(371)	(457)	(383)
Deferred:
Federal	342	257	579
State	94	55	78

	436	312	657

	$65	$(145)	$274

QUALSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a reconciliation of the statutory federal income tax rate to Qualstar’s effective income tax rate:

	Year Ended June 30,

	2005	2004	2003

Statutory federal income tax expense (benefit)	(34.0)%	(34.0)%	34.0%
State income taxes, net of federal income tax benefit	(3.7)	(4.2)	2.6
Non-taxable investment income	(3.4)	(16.0)	(16.6)
Research and development credits	(15.5)	(22.8)	—
Valuation allowance	60.9	55.2	—
Amortization of deferred compensation	0.0	5.4	12.5
Other	(0.2)	(0.2)	0.8

	4.1%	(16.6)%	33.3%

      The tax effect of temporary differences resulted in deferred income tax assets (liabilities) as follows:

	June 30,

	2005	2004

	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$610	$26
Capital loss and other credit carryforwards	501	513
Research and development credit carryforwards	471	503
Allowance for bad debts and returns	102	89
Inventory reserves	167	146
Capitalized inventory costs	40	33
Other accruals	331	326

Total gross deferred tax assets	2,222	1,636

Deferred tax liabilities:
Depreciation and other	(215)	(158)

Total gross deferred tax liabilities	(215)	(158)

Valuation allowance	(2,007)	(1,042)

Net deferred tax assets	$—	$436

      The Company placed a valuation allowance on net deferred tax assets during the fiscal year ended June 30, 2005 based on the Company’s assessment regarding the realizability of such assets in future years. The Company has net operating losses, capital losses, research and development credit and other carryforwards for tax purposes of $1,582 at June 30, 2005 expiring between fiscal years 2009 and 2025, except for the state research and development credit, which has no limit on the carryforward period.
      The Company had fiscal 2002 under audit by the Internal Revenue Service (“IRS”) for which the IRS issued a no change opinion in the quarter ended March 31, 2005.

6.	Preferred Stock
      Qualstar’s capital structure allows for the Board of Directors to authorize 5,000,000 shares of preferred stock. The Board of Directors has authority to fix the rights, preferences, privileges and restrictions, including

QUALSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
voting rights, of these shares of preferred stock without any future vote or action by the shareholders. At June 30, 2005 and 2004, there were no outstanding shares of preferred stock.

7.	Stock Option Plans
      Qualstar adopted a stock option plan (1998 Stock Incentive Plan) under which incentive and nonqualified stock options could be granted for an aggregate of no more than 1,215,000 shares of common stock. Under the terms of the plan, options could be issued at an exercise price of not less than 100% of the fair market value of common stock as determined by the board of directors (or board appointed administrator) on the date of grant. If an incentive stock option is granted to an individual owning more than 10% of the total combined voting power of all stock, the exercise price of the option may not be less than 110% of the fair market value of the underlying shares on the date of grant. Options are exercisable in annual installments and terminate as specified in each option agreement, but terminate no later than ten years after the date of grant.
      The following table summarizes all stock option activity:

			Weighted
	Stock	Exercise Price	Average
	Options	per Share	Exercise Price

	(in thousands, except per share amounts)
Outstanding at June 30, 2003	480	$2.78 - $9.38	$5.27
Granted	104	5.10	5.10
Exercised	(19)	2.78 - 5.25	3.54
Cancelled	(54)	4.89 - 9.38	5.90

Outstanding at June 30, 2004	511	$4.23 - $9.38	$5.24
Granted	90	3.71	3.71
Exercised	(16)	4.23 - 5.25	4.74
Cancelled	(130)	4.23 - 9.38	5.79

Outstanding at June 30, 2005	455	$3.71 - $9.38	$4.80

				Options Exercisable at
	Options Outstanding at June 30, 2005			June 30, 2005

			Weighted		Weighted
	Number of	Weighted Average	Average	Number of	Average
	Shares	Remaining	Exercise	Shares	Exercise
Exercise Price Range	Outstanding	Contractual Life	Price	Exercisable	Price

$3.71	90	10.0	$3.71	—	$—
$4.23 - 5.94	333	7.2	$4.65	181	$4.63
$9.38	32	5.1	$9.38	32	$9.38
      On January 14, 2000, each of Qualstar’s four non-employee directors were granted and purchased 54,000 shares of restricted stock pursuant to the 1998 Stock Incentive Plan at a price of $2.78 per share. Each director paid for the shares with a promissory note in the amount of $150,000 secured by the purchased shares. Interest on the notes accrued at the rate of 6.21% and was payable annually. Payments of principal on the notes were due in four equal annual installments beginning in January 2002. Qualstar, solely at its discretion, had the right to repurchase each director’s restricted shares at the original purchase price upon termination of service for any reason. Qualstar’s repurchase right lapsed and the shares vested ratably over four years based upon each year of service as a director. All of these shares were fully vested as of January 14, 2004.
      Upon issuance of the restricted stock and granting of stock options in January 2000, Qualstar recorded a deferred compensation charge of $1.7 million related to both stock options and restricted stock for the difference between the exercise price and the deemed fair market value for accounting purposes on the date of

QUALSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      On July 11, 2002, Qualstar acquired the assets and intellectual properties of N2Power, Incorporated, a privately held company which designed and produced small and efficient open-frame switching power supplies. The consideration for this acquisition amounted to $250,000 plus acquisition expenses of $38,000. The purchase price was primarily allocated to a patent, in the amount of $240,000, which is being amortized over 5 years. At June 30, 2005, accumulated amortization of the patent was $144,000. Amortization expense for the years ended June 30, 2005, 2004 and 2003 was $48,000 in each year. Amortization expense is estimated to be $48,000 in each of the fiscal years 2006 and 2007.

9.	Commitments
      Qualstar’s lease agreement for its facility located in Simi Valley, California, expires in February of 2011, with an early termination option becoming available in February of 2007. The annual rent for the lease is $468,000, with step-ups ranging from $28,000 to $34,000 every two years.
      Qualstar’s lease agreement for its facility located in Boulder, Colorado, expires in May of 2007. The annual rent for the lease is $55,000, with a nominal step-up of approximately 2% annually.
      Future minimum lease payments under these leases are as follows:

Minimum
Year Ending	Lease Payment

2006	$581,000
2007	592,000
2008	554,000
2009	570,000
Thereafter	895,000

$3,192,000

      Rent expense (including equipment rental) for the years ended June 30, 2005, 2004, and 2003, was $671,000, $679,000, and $589,000, respectively.

10.	Legal Proceedings
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
      We are from time to time involved in various lawsuits and legal proceedings that arise in the ordinary course of business. At this time, we are not aware of any pending or threatened litigation against us that we

QUALSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
expect will have a material adverse effect on our business, financial condition, liquidity or operating results. Legal claims are inherently uncertain, however. We cannot assure you that we will not be adversely affected in the future by legal proceedings.

11.	Geographic Information
      Information regarding revenues attributable to the Qualstar’s primary geographic operating regions is as follows:

	Year Ended June 30,

	2005	2004	2003

	(in thousands)
Revenues:
North America	$18,281	$21,312	$23,678
Europe	4,933	4,842	7,349
Asia	1,264	4,279	1,837
Other	666	1,097	693

	$25,144	$31,530	$33,557

      The geographic classification of revenues is based upon the location to which the product is shipped. Qualstar does not have any significant long-lived assets outside of the United States.

12.	Benefit Plans
      Qualstar has a voluntary deferred compensation plan (the Plan) qualifying for treatment under Internal Revenue Code Section 401(k). All employees are eligible to participate in the Plan following three months of service of employment and may contribute up to 100% of their compensation on a pre-tax basis, not to exceed the annual IRS maximum. Qualstar, at the discretion of management, may make matching contributions in an amount equal to 25% of the first 6% of compensation contributed by eligible participants. Qualstar’s contributions under the Plan totaled $67,000, $76,000, and $58,000 for the years ended June 30, 2005, 2004, and 2003 respectively.

13.	Related Party Transactions
      Qualstar’s outside counsel is a member of its board of directors. During the years ended June 30, 2005, 2004, and 2003 Qualstar paid $105,000, $131,000, and $149,000, respectively to the law firm in which the director is a shareholder for general business purposes.

14.	Recent Accounting Pronouncements
      On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment (SFAS 123(R), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in Statement 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.
      SFAS 123(R) must be adopted as of the first interim or annual reporting period that begins after June 15, 2005. We will adopt SFAS 123(R) on July 1, 2005.
      SFAS 123(R) permits public companies to adopt its requirements using one of two methods. The first method is a modified prospective transition method whereby a company would recognize share-based

QUALSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
employee costs from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Measurement and attribution of compensation cost for awards that are nonvested as of the effective date of SFAS 123(R) would be based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS 123. For those awards that are granted, modified, or settled after Statement 123(R) is adopted, compensation cost will be measured and recognized in the financial statements in accordance with the provisions of Statement 123(R). Prior periods would not be restated.
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

15.	Quarterly Results of Operations (Unaudited)

	Three Months Ended

	June 30,	March 31,	December 31,	September 30,

	(In thousands, except per share amounts)
Fiscal 2005:
Net sales	$6,706	$5,742	$6,392	$6,305
Gross profit	2,110	1,861	2,311	2,333
Net income (loss)	(429)	(635)	(347)	(236)
Net earnings (loss) per share:
Basic	$(0.04)	$(0.05)	$(0.03)	$(0.02)
Diluted	(0.04)	(0.05)	(0.03)	(0.02)
Fiscal 2004:
Net sales	$7,696	$8,302	$9,556	$5,976
Gross profit	3,114	3,007	3,594	2,240
Net income (loss)	(16)	(346)	207	(576)
Net earnings (loss) per share:
Basic	$0.00	$(0.03)	$0.02	$(0.05)
Diluted	0.00	(0.03)	0.02	(0.05)

SCHEDULE II
QUALSTAR CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
ALLOWANCE FOR DOUBTFUL ACCOUNTS
For the Years Ended June 30, 2005, 2004, and 2003

Column A	Column B	Column C		Column D	Column E

		Charged
	Balance at	to Costs	Charged		Balance at
	Beginning of	and	to Other		End of
Description	Period	Expenses	Accounts	Deductions(1)	Period

Year Ended June 30, 2005	$217,000	$172,000	$—	$141,000	$248,000
Year Ended June 30, 2004	$260,000	$208,000	$—	$251,000	$217,000
Year Ended June 30, 2003	$2,100,000	$(53,000)	$—	$1,787,000	$260,000

(1)	Uncollectible accounts written off, net of recoveries.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Qualstar’s disclosure controls and procedures as of June 30, 2005, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
      We did not make any changes in our internal control over financial reporting during the fourth quarter of fiscal 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      None.
PART III
      The information called for by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K (except information as to Qualstar’s executive officers, which is included under Part I, Item 1 of this Report) will be included in Qualstar’s Proxy Statement which management intends to file with the Securities and Exchange Commission within 120 days after the close of its fiscal year ended June 30, 2005, and is hereby incorporated by reference to such Proxy Statement.

Item 10.	Directors and Executive Officers of the Registrant
      A list of our executive officers and biographical information appears in Part I, Item 1 of this report. Information about our Directors may be found under the caption “Election of Directors” of our Proxy Statement (the “Proxy Statement”). That information is incorporated herein by reference.
      The information in the Proxy Statement set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Item 11.	Executive Compensation
      The information in the Proxy Statement set forth under the captions “Executive Compensation” and “Information Regarding the Board and its Committees” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      The information in the Proxy Statement set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      The information set forth under the captions “Certain Relationships and Related Transactions” of the Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
      Information concerning principal accountant fees and services appears in the Proxy Statement “Independent Registered Public Accounting Firm” and is incorporated herein by reference.
PART IV

Item 15.	Financial Statement Schedules and Exhibits

(a)	The financial statements and supplemental schedules are set forth under Item 8 of this Annual Report on Form 10-K.

All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.
      (b) Exhibits:

Exhibit
No.		Description

3	.1(1)	Restated Articles of Incorporation.
3	.2(1)	Amended and Restated Bylaws.

10	.1(1)*	1998 Stock Incentive Plan, as amended and restated.

10	.2(1)	Form of Indemnification Agreement.

10	.3(2)	Lease agreement between Strategic Performance Fund-II, Inc. and Qualstar Corporation, dated September 20, 2000.

10	.4*	Base salaries payable to executive officers during the fiscal year ending June 30, 2006.

10	.5*	Cash bonus plan for executive officers for fiscal year ending June 30, 2006.

14	.1(3)	Code of Business Conduct and Ethics

21.1		Subsidiaries of Qualstar Corporation

23.1		Consent of Independent Registered Public Accounting Firm.

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the designated exhibits to Qualstar’s registration statement on Form S-1 (Commission File No. 333-96009), declared effective by the Commission on June 22, 2000.

(2)	Incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

(3)	Incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-K for the fiscal year ended June 30, 2004

*	Each of these exhibits constitutes a management contract, compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of this report.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Qualstar Corporation

By:	/s/ William J. Gervais

William J. Gervais,
Chief Executive Officer and President
Date: September 26, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William J. Gervais William J. Gervais	Chief Executive Officer, President and Director (principal executive officer)	September 26, 2005

/s/ Richard A. Nelson Richard A. Nelson	Vice President, Engineering Secretary and Director	September 26, 2005

/s/ Frederic T. Boyer Frederic T. Boyer	Vice President and Chief Financial Officer (principal financial and accounting officer)	September 26, 2005

/s/ Carl W. Gromada Carl W. Gromada	Director	September 26, 2005

/s/ Jose M. Miyar Jose M. Miyar	Director	September 26, 2005

/s/ Robert E. Rich Robert E. Rich	Director	September 26, 2005

/s/ Robert T. Webber Robert T. Webber	Director	September 26, 2005

EXHIBIT INDEX

Exhibit
No.		Description

3	.1(1)	Restated Articles of Incorporation.
3	.2(1)	Amended and Restated Bylaws.

10	.1(1)*	1998 Stock Incentive Plan, as amended and restated.

10	.2(1)	Form of Indemnification Agreement.

10	.3(2)	Lease agreement between Strategic Performance Fund-II, Inc. and Qualstar Corporation, dated September 20, 2000.

10	.4*	Base salaries payable to executive officers during the fiscal year ending June 30, 2006.

10	.5*	Cash bonus plan for executive officers for fiscal year ending June 30, 2006.

14	.1(3)	Code of Business Conduct and Ethics

21.1		Subsidiaries of Qualstar Corporation

23.1		Consent of Independent Registered Public Accounting Firm.

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the designated exhibits to Qualstar’s registration statement on Form S-1 (Commission File No. 333-96009), declared effective by the Commission on June 22, 2000.

(2)	Incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

(3)	Incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-K for the fiscal year ended June 30, 2004

*	Each of these exhibits constitutes a management contract, compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of this report.