Form 10-K/A
period 2005-06-30
QUALSTAR CORP
filed 2005-10-28
CIK 758938

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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
Common Stock, without par value
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
     As of October 14, 2005, the aggregate market value of the common equity held by non-affiliates of the registrant was approximately $28,304,558.
     The total number of shares of common stock outstanding at October 14, 2005 was 12,253,117.
DOCUMENTS INCORPORATED BY REFERENCE
None

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Information regarding executive officers of the Company is included in Part I of this report under the heading “Management.” Information regarding the directors of the Company is set forth below.

Name	Age	Position
William J. Gervais	62	Chief Executive Officer, President and Director

Richard A. Nelson	62	Vice President — Engineering, Secretary and Director

Carl W. Gromada	64	Director

Robert E. Rich	55	Director

Robert T. Webber	64	Director
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
     Richard A. Nelson is a founder of Qualstar and has been our Vice President of Engineering, Secretary and a director since our inception in 1984. From 1974 to 1984, Mr. Nelson was self-employed as an engineering consultant specializing in microprocessor technology. Mr. Nelson earned a B.S. in Electronic Engineering from California State Polytechnic University in 1966.
     Carl W. Gromada has been a director of Qualstar since March 2005. From 2000 to the present, Mr. Gromada has been a consultant and a private investor. From 1996 to 2000, Mr. Gromada served as Chief Executive Officer, and a member of the board of directors of Computer Resources Unlimited, Inc., a company involved in the design, manufacture and sale of a broad line of products for the computer storage industry. Mr. Gromada received a B.S. degree in Business Administration from Temple University in 1965.
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
     Robert T. Webber has served as a director of Qualstar since January 2000. From 2000 to the present, Mr. Webber has been a consultant and has served on committees supporting various non-profit organizations. Prior to his retirement in 1999, Mr. Webber was employed for 32 years by Lockheed-Martin Skunk Works and its predecessors, where he served in various positions, the most recent as Chief Engineer and Division Manager for the Systems Requirements & Analysis Division. Mr. Webber received a B.S. degree in Engineering from the University of California, Los Angeles in 1963 and an M.B.A. degree from Pepperdine University in 1971.
     Directors are elected annually and hold office until the next annual meeting of shareholders and until their successors have been elected and qualified.

Audit Committee
     Qualstar’s Board of Directors has established a standing audit committee, which is currently comprised of the following directors: Carl M. Gromada and Robert T. Webber. All members of the audit committee are non-employee directors and satisfy the current standards with respect to independence, financial expertise and experience established by rules of The Nasdaq Stock Market, Inc. Until his death on October 8, 2005, Mr. Jose Miyar was a member of our Board of Directors, Chairman of our audit committee, and met the Securities and Exchange Commission’s definition of “audit committee financial expert.” As a result of Mr. Miyar’s death, we have only two members on our Audit committee and one vacancy. In accordance with NASD Rule 4350(d)(2)(A), we are required to have an audit committee consisting of at least three independent directors in order to remain listed on the Nasdaq National Market. Under Nasdaq Rule 4350(d)(4)(B), we have until the earlier of the Company’s next annual shareholders’ meeting or October 8, 2006 to fill the vacancy with an independent director who meets the Securities and Exchange Commission’s definition of “audit committee financial expert.”
Code of Ethics
     Qualstar has adopted a written Code of Business Conduct and Ethics, which complies with the requirements for a code of ethics pursuant to Item 406(b) of Regulation S-K under the Securities Exchange Act of 1934, that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of the Code of Business Conduct and Ethics has been incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-K for the fiscal year ended June 30, 2005. A copy of the Code of Business Conduct and Ethics is also posted on our website at www.qualstar.com. A copy of the Code of Business Conduct and Ethics will be provided, without charge, to any shareholder who sends a written request to the Chief Financial Officer of Qualstar at 3990-B Heritage Oak Court, Simi Valley, California 93063.
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
     Based solely upon our review of the copies of reporting forms furnished to Qualstar, and written representations that no other reports were required, we believe that all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to directors, officers and any persons holding more than ten percent of Qualstar’s common stock with respect to the fiscal year ended June 30, 2005, were satisfied on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION
Summary Compensation Table
     The following table summarizes all compensation earned by our Chief Executive Officer and the four other most highly compensated executive officers whose total salary and bonus exceeded $100,000 for services rendered in all capacities to us during the fiscal year ended June 30, 2005. These individuals are referred to as our named executive officers in other parts of this report. The amounts shown below under “All Other Compensation” represent matching contributions under our 401(k) plan.

				Long Term Compensation Awards
	Annual Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Securities Underlying Options (#)	All Other Compensation ($)
William J. Gervais	2005	$185,000	—	—	—
Chief Executive Officer	2004	185,000	—	—	—
and President	2003	180,600	—	—	—

Richard A. Nelson	2005	146,000	—	—	2,190
Vice President of Engineering	2004	146,000	—	—	2,190
and Secretary	2003	142,500	—	—	2,137

Robert K. Covey	2005	173,000	—	—	1,734
Vice President of Marketing	2004	167,000	—	—	1,700
	2003	162,600	—	—	1,600

David L. Griffith	2005	165,000	—	—	1,809
Vice President of Operations	2004	165,000	—	—	—
	2003	160,600	—	—	—

Frederic T. Boyer (1)	2005	175,000	—	—	2,625
Vice President and Chief	2004	175,000	—	—	2,600
Financial Officer	2003	111,700	10,000	100,000	—

(1)	Frederic T. Boyer became our Vice President and Chief Financial Officer in October 2002.
Option Grants in Last Fiscal Year
     The following table sets forth certain information concerning grants of options to each of the named executive officers during the year ended June 30, 2005. In addition, in accordance with the rules and regulations of the Securities and Exchange Commission, the following table sets forth the hypothetical gains or “option spreads” that would exist for the options. Such gains are based on assumed rates of annual compound stock appreciation of 5% and 10% from the date on which the options were granted over the full term of the options. The rates do not represent Qualstar’s estimate or projection of future common stock prices, and no assurance can be given that any appreciation will occur or that the rates of annual compound stock appreciation assumed for the purposes of the following table will be achieved.

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
Options Exercised and Fiscal Year-End Values
     The following table sets forth information regarding options exercised by our named executive officers during the fiscal year ended June 30, 2005, the number of shares covered by both exercisable and unexercisable options as of June 30, 2005, and the value of unexercised in-the-money options held by our named executive officers as of June 30, 2005.
Aggregated Option Exercises in Last Fiscal Year
and Fiscal Year-End Option Values

	Number of		Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised		In-the-Money Options at
	Acquired	Value	Options at June 30, 2005		June 30, 2005(1)
Name	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
William J. Gervais	—	—	—	—	—	—
Richard A. Nelson	—	—	—	—	—	—
Robert K. Covey	—	—	15,000	5,000	—	—
David L. Griffith	—	—	60,000	20,000	—	—
Frederic T. Boyer	—	—	50,000	50,000	—	—

(1)	Represents the closing sale price of our common stock on June 30, 2005 ($4.00), less the exercise price per share, multiplied by the number of shares subject to the options held by the named executive officer.
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

     Directors are eligible to receive options and rights to purchase restricted stock under our 1998 Stock Incentive Plan. No options were granted to any of our directors during the fiscal year ended June 30, 2005.
Compensation Committee Interlocks and Insider Participation in Compensation Decisions
     During the fiscal year ended June 30, 2005, the members of the Compensation Committee of our Board of Directors were Carl W. Gromada, Jose Miyar and Robert T. Webber. Mr. Miyar passed away on October 8, 2005 and the Compensation Committee currently consists of Carl W. Gromada and Robert T. Webber. No executive officer serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors. No member of the Compensation Committee is, or ever has been, an employee or officer of Qualstar.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth information with respect to the beneficial ownership of our common stock as of October 14, 2005 for:
•	each person (or group of affiliated persons) who we know beneficially owns more than 5% of our common stock;

•	each of our directors;

•	each of the named executive officers; and

•	all of our directors and executive officers as a group.
     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Except as indicated by footnote, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of common stock subject to options currently exercisable or exercisable within 60 days of October 14, 2005, are deemed outstanding for computing the percentage of the person holding such options, but are not deemed outstanding for computing the percentage of any other person. The address for those individuals for which an address is not otherwise indicated is: c/o Qualstar Corporation, 3990-B Heritage Oak Court, Simi Valley, CA 93063.

	Shares Beneficially	Percent of Shares
Name of Beneficial Owner	Owned	Outstanding
Wells Capital Management Inc. (1) 525 Market Street, 10th Floor San Francisco, CA 94104	1,657,850	13.5%
Wellington Management (2) 75 State Street Boston, MA 02109	857,604	7.0%
Fidelity Management & Research Co. (3) 82 Devonshire Street Boston, MA 02109	1,260,803	10.3%
William J. Gervais	2,881,350	23.5%
Richard A. Nelson	1,992,250	16.3%
Carl W. Gromada	47,271	0.4%
Robert E. Rich	131,400	1.1%
Robert T. Webber	88,000	0.7%
Frederic T. Boyer(4)	75,000	0.6%
Robert K. Covey(5)	144,280	1.2%
David L. Griffith(6)	80,000	0.6%
All directors and officers as a group (9 persons) (7)	5,439,551	43.8%

(1)	Based on information contained in a Schedule 13G filed with the Securities and Exchange Commission on January 21, 2005, Wells Fargo & Company, as the parent holding company of Wells Capital Management Incorporated, an investment adviser, beneficially owns 1,657,850 shares. It has sole voting power as to 1,600,100 shares and sole dispositive power as to 1,657,850 shares.

(2)	Based on information contained in a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2005, Wellington Management Company, LLP, in its capacity as an investment adviser, beneficially owns 857,604 shares. It has shared voting power as to 444,304 shares and shared dispositive power as to 857,604 shares.

(3)	Based on information contained in a Schedule 13G filed with the Securities and Exchange Commission on March 10, 2005, FMR Corporation, as the parent holding company of Fidelity Management & Research Company, an investment adviser, beneficially owns 1,260,803 shares and has sole dispositive power over these shares but no voting power.

(4)	Includes 75,000 shares subject to stock options that are currently exercisable or exercisable within 60 days of October 14, 2005.

(5)	Includes 15,000 shares subject to stock options that are currently exercisable or exercisable within 60 days of October 14, 2005.

(6)	Includes 80,000 shares subject to stock options that are currently exercisable or exercisable within 60 days of October 14, 2005.

(7)	Includes 170,000 shares subject to stock options that are currently exercisable within 60 days of October 14, 2005.

Additional Equity Compensation Plan Information
     The following table provides additional information regarding Qualstar’s equity compensation plans as of June 30, 2005:

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans
	of outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	455,000	$4.80	347,175

Equity compensation plans not approved by security holders	—		—

Totals	455,000	$4.80	347,175

(1)	Includes shares subject to stock options granted under the 1998 Stock Incentive Plan, and shares available for additional option grants under that plan, as of June 30, 2005.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     There were no relationships or related party transactions during the fiscal year ended June 30, 2005 which are required to be reported.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The aggregate fees billed by Ernst & Young LLP, independent accountants, for professional services rendered to Qualstar during the fiscal years ended June 30, 2005 and June 30, 2004 were comprised of the following:

	Fiscal	Fiscal
	2005	2004
Audit Fees	$146,140	$140,000
Audit-related fees	6,400	54,000
Tax fees	130,250	162,000
All other fees	—	—

Total fees	$282,790	$356,000

     Audit fees include fees for professional services rendered in connection with the audit of our consolidated financial statements for each year and reviews of our unaudited consolidated quarterly financial statements, as well as fees related to consents and reports in connection with regulatory filings for those fiscal years.
     Audit-related fees in fiscal 2005 and 2004 were primarily for general assistance in connection with the implementation of procedures required to comply with rules and regulations promulgated pursuant to the Sarbanes-Oxley Act of 2002.
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

Dated: October 28, 2005	QUALSTAR CORPORATION
	By:	/s/ WILLIAM J. GERVAIS
William J. Gervais
Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment on Form 10K/A has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ WILLIAM J. GERVAIS William J. Gervais	Chief Executive Officer, President and Director (principal executive officer)	October 28, 2005

/s/ RICHARD A. NELSON Richard A. Nelson	Vice President of Engineering, Secretary and Director	October 28, 2005

/s/ FREDERIC T. BOYER Frederic T. Boyer	Vice President and Chief Financial Officer (principal financial and accounting officer)	October 28, 2005

/s/ CARL W. GROMADA Carl W. Gromada	Director	October 28, 2005

/s/ ROBERT E. RICH Robert E. Rich	Director	October 28, 2005

/s/ ROBERT T. WEBBER Robert T. Webber	Director	October 28, 2005

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.