Form 10-Q
period 2005-09-30
QUALSTAR CORP
filed 2005-11-14
CIK 758938

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 000-30083
QUALSTAR CORPORATION

Incorporated under the laws of the State of California	95-3927330 (I.R.S. Employer Identification No.)
3990-B Heritage Oak Court
Simi Valley, CA 93063
(805) 583-7744
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Total shares of common stock without par value outstanding at September 30, 2005 is 12,253,117.

Qualstar Corporation
FORM 10-Q
For The Quarterly Period Ended September 30, 2005

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements
QUALSTAR CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2005 AND JUNE 30, 2005

	September 30,	June 30,
	2005	2005

	(Unaudited)	(Audited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$11,598	$12,210
Marketable securities	22,307	21,854
Receivables, net of allowances of $227 as of September 30, 2005, and $248 at June 30, 2005, respectively	3,321	3,532
Inventories	7,150	7,157
Prepaid expenses and other current assets	766	452
Prepaid income taxes	642	640

Total current assets	45,784	45,845

Property and equipment, net	1,164	1,188
Other assets	323	190

Total assets	$47,271	$47,223

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,164	$763
Accrued payroll and related liabilities	348	496
Other accrued liabilities	1,386	1,311

Total current liabilities	2,898	2,570
Shareholders’ equity:
Common stock, no par value; 50,000 shares authorized, 12,253 and 12,253 shares issued and outstanding as of September 30, 2005 and June 30, 2005, respectively	18,405	18,370
Accumulated other comprehensive loss	(263)	(159)
Retained earnings	26,231	26,442

Total shareholders’ equity	44,373	44,653

Total liabilities and shareholders’ equity	$47,271	$47,223

See the accompanying notes to these interim condensed consolidated financial statements.

QUALSTAR CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	Three Months Ended
	September 30,

	2005	2004

	(Unaudited)
	(In thousands, except
	per share data)
Net Revenues	$6,102	$6,305
Cost of goods sold	4,198	3,972

Gross profit	1,904	2,333

Operating expenses:
Research and development	719	954
Sales and marketing	757	847
General and administrative	910	932

Total operating expenses	2,386	2,733

Loss from operations	(482)	(400)
Investment Income	271	164

Loss before income taxes	(211)	(236)
Provision for income taxes	—	—

Net loss	$(211)	$(236)

Loss per share:
Basic	$(0.02)	$(0.02)

Diluted	$(0.02)	$(0.02)

Shares used to compute loss per share:
Basic	12,253	12,604

Diluted	12,253	12,604

See the accompanying notes to these interim condensed consolidated financial statements.

QUALSTAR CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	Three Months Ended
	September 30,

	2005	2004

	(Unaudited)
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(211)	$(236)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation	35	—
Depreciation and amortization	116	114
Provision for (recovery of) bad debts and returns	3	(12)
Changes in operating assets and liabilities:
Accounts receivable	208	877
Inventories	7	18
Prepaid and other assets	(459)	(123)
Prepaid income taxes	(2)	246
Accounts payable	401	(574)
Accrued payroll and related liabilities	(148)	113
Other accrued liabilities	75	(54)

Net cash provided by operating activities	25	369

INVESTING ACTIVITIES:
Purchases of property, equipment and leasehold improvements	(80)	(86)
Proceeds from sale of marketable securities	—	1,000
Purchases of marketable securities	(557)	(3,611)

Net cash used in investing activities	(637)	(2,697)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	59
Principal and interest payments on directors’ notes	—	41

Net cash used in financing activities	—	100

Net decrease in cash	(612)	(2,228)
Cash and cash equivalents at beginning of period	12,210	6,401

Cash and cash equivalents at end of period	$11,598	$4,173

Supplemental cash flow disclosure:
Income taxes paid	$2	$3

See the accompanying notes to these interim condensed consolidated financial statements.

QUALSTAR CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2005

			Accumulated
	Common Stock		Other
			Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total

	(Unaudited)
	(In thousands)
Balance at July 1, 2005	12,253	$18,370	$(159)	$26,442	$44,653
Stock based compensation	—	35	—	—	35
Change in unrealized losses on investments	—	—	(104)	—	(104)
Net loss	—	—	—	(211)	(211)

Comprehensive loss					(315)

Balance at September 30, 2005	12,253	$18,405	$(263)	$26,231	$44,373

See the accompanying notes to these condensed consolidated financial statements.

QUALSTAR CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(Unaudited)
(In thousands, except per share data)

NOTE 1.	BASIS OF PRESENTATION
      The accompanying condensed consolidated financial statements are unaudited, except for the balance sheet at June 30, 2005 which is derived from our audited financial statements, and should be read in conjunction with the consolidated financial statements and related notes included in Qualstar Corporation’s (“Qualstar,” “us,” “we,” or “our”) Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the Securities and Exchange Commission (SEC) on September 26, 2005. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting primarily of normal recurring items, which are necessary for the fair presentation of Qualstar’s consolidated financial position as of September 30, 2005, consolidated results of operations for the three months ended September 30, 2005, and consolidated cash flows for the three months ended September 30, 2005. Operating results for the three month period ended September 30, 2005 are not necessarily indicative of results to be expected for a full year.

NOTE 2.	LOSS PER SHARE
      The following table sets forth the computation of basic and diluted net loss per share for the three months ended September 30, 2005 and 2004:

	Three Months Ended
	September 30,

	2005	2004

Numerator:
Net loss	$(211)	$(236)
Denominator:
Denominator for basic net loss per share — weighted average shares	12,253	12,604
Dilutive potential common shares from employee stock options and restricted stock	—	—

Denominator for diluted net loss per share — adjusted weighted average shares and assumed conversions	12,253	12,604

Basic net loss per share	$(0.02)	$(0.02)

Diluted net loss per share	$(0.02)	$(0.02)

      All shares related to stock options are excluded for the three months ended September 30, 2005, and 2004, respectively, from the computation of diluted loss per share as the effect would have been antidilutive.

NOTE 3.	STOCK BASED COMPENSATION
      Effective July 1, 2005, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R), share-based payment, using the modified prospective application transition method. The adoption of SFAS No. 123(R) did not have a significant impact on our loss from operations, loss before income taxes, net loss, cash flows from operations, cash flows from financing activities, or our basic and diluted earnings per share, and the amounts recognized as stock based compensation expense are similar to the amounts reported historically in the Company’s footnotes under the pro forma disclosure provisions of SFAS 123.
      Our net loss for the three months ended September 30, 2005 includes $35,000 of compensation costs and $0 income tax benefits related to our stock based compensation arrangement as we have fully reserved our

QUALSTAR CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
deferred tax assets. For the three months ended September 30, 2004, the Company recognized employee stock option-related compensation expense in accordance with SFAS 123 and used the minimum value method for grants prior to the Company’s initial public offering and the Black-Scholes method model afterward for determining the weighted average fair value of options granted. The Company’s net loss and loss per share for the three months ended September 30, 2004 would have been reduced to the pro forma amounts indicated below:

Three Months Ended
September 30,
2004

Net loss as reported	$(236)
Stock-based employee compensation cost included in reported net loss	—
Pro forma stock-based employee compensation cost under SFAS 123	(69)

Pro forma net loss	$(305)

Loss per share:
Basic — as reported	$(0.02)

Basic — pro forma	$(0.02)

Diluted — as reported	$(0.02)

Diluted — pro forma	$(0.02)

Basic Weighted Average Shares	12,604
Diluted Weighted Average Shares	12,604

NOTE 4.	MARKETABLE SECURITIES
      Marketable securities consist primarily of high-quality U.S. corporate securities and U.S. federal government and state government debt securities. These securities are classified in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities which Qualstar has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. All of Qualstar’s marketable securities were classified as available-for-sale at September 30, 2005 and June 30, 2005.
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

NOTE 5.	INVENTORIES
      Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventory is comprised as follows:

	September 30,	June 30,
	2005	2005

Raw materials	$6,308	$6,196
Finished goods	842	961

	$7,150	$7,157

QUALSTAR CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

NOTE 6.	COMPREHENSIVE LOSS
      For the three months ended September 30, 2005 and 2004, comprehensive loss amounted to approximately $315,000 and $226,000, respectively. The difference between net loss and comprehensive loss relates to the changes in the unrealized losses or gains the Company recorded for its available-for-sale securities.

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

NOTE 8.	INCOME TAXES
      The Company has a full valuation allowance against it’s net deferred tax assets due to the uncertainty regarding the realization of these net deferred tax assets in future periods.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      Statements in this Quarterly Report on Form 10-Q concerning the future business, operating results and financial condition of Qualstar are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements inherently are subject to risks and uncertainties, some of which we cannot predict or quantify. Our actual results may differ materially from the results projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 in “ITEM 1 Business,” including the section therein entitled “Risk Factors,” and in “ITEM 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof or variations thereon or similar terminology. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect the occurrence of events or circumstances in the future.
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
      In July 2002, we purchased the assets of N2Power, Incorporated, a supplier of ultra small high efficiency open-frame switching power supplies. Power supplies provided by N2Power are utilized within our tape library products as well as sold to original equipment manufacturers for incorporation into their products. N2Power products are sold under the N2Power brand name as well as under a private label brand name through independent sales representatives and distributors. Revenues from N2Power products were not material as a percentage of total revenues for fiscal 2005 and fiscal 2004, but represented 8.8% of revenues in the first quarter of fiscal 2006.
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

RESULTS OF OPERATIONS
      The following table reflects, as a percentage of net revenues, statements of operations data for the periods indicated:

	Three Months
	Ended
	September 30,

	2005	2004

Net revenues	100.0%	100.0%
Cost of goods sold	68.8	63.0

Gross profit	31.2	37.0

Operating expenses
Research and development	11.8	15.1
Sales and marketing	12.4	13.4
General and administrative	14.9	14.8

Total operating expenses	39.1	43.3

Loss from operations	(7.9)	(6.3)
Investment income	4.4	2.6

Loss before income taxes	(3.5)	(3.7)
Provision (benefit) for income taxes	—	—

Net loss	(3.5)%	(3.7)%

      Revenues are recognized upon shipment of the product to the customer, less estimated returns, for which provision is made at the time of sale. The following table summarizes our revenue by major product line:

	Three Months
	Ended
	September 30,

	2005	2004

Tape Library revenues:
TLS	48.3%	59.7%
RLS	11.8	8.6

	60.1	68.3

Other revenues:
Service (net of costs)	12.8	11.0
Media	12.4	10.0
Power Supplies	8.8	3.3
Upgrades, Spares and Other	5.9	7.4

	100.0%	100.0%

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004.
      Net Revenues. Revenues are recognized upon shipment of the product to the customer, less estimated returns, for which provision is made at the time of sale. Net revenues for the three months ended September 30, 2005 were $6.1 million, compared with net revenues of $6.3 million for the three months ended September 30, 2004, a decrease of $.2 million. The decrease in revenues is attributed to lower revenues from tape libraries incorporating AIT, SAIT, and SDLT tape drives, partially offset by higher revenues from libraries incorporating LTO tape drives and revenues from power supplies. We derived approximately 12% of our revenues from one customer for the three months ended September 30, 2005, and approximately 10% of our revenues from one customer for the three months ended September 30, 2004.
      Gross Profit. Gross profit represents the difference between our net revenues and cost of goods sold. Cost of goods sold consists primarily of purchased parts, direct and indirect labor costs, rent, technical support costs, depreciation of plant and equipment, utilities, and packaging costs. Gross profit was $1.9 million, or 31.2% of net revenues, for the three months ended September 30, 2005, compared to $2.3 million, or 37.0% of net revenues, for the three months ended September 30, 2004. The decline in gross profit was primarily the result of competitive pricing pressures, increased labor and material costs partially due to a change in product mix and increased media sales, which have a lower gross profit margin, as a percentage of total revenue.
      Research and Development. Research and development expenses consist of engineering salaries, benefits, outside consultant fees, and purchased parts and supplies used in development activities. Research and development expenses for the three months ended September 30, 2005 were $719,000, or 11.8% of net revenues, as compared to $954,000 or 15.1% of net revenues, for the three months ended September 30, 2004. The decrease in research and development expenses was due to lower compensation expense resulting from fewer employees, lower prototype material costs incurred by our Advanced Development Group, as the multi-year development initiative that was established to develop a new line of enterprise-class tape libraries moves towards completion, and lower expense associated with libraries shipped to independent software vendors.
      Sales and Marketing. Sales and marketing expenses consist primarily of employee salaries and benefits, sales commissions, trade show costs, advertising and travel related expenses. Sales and marketing expenses for the three months ended September 30, 2005 were $757,000, or 12.4% of net revenues, compared to $847,000, or 13.4% of net revenues, for the three months ended September 30, 2004. The decrease in sales and marketing expenses was primarily due to lower promotion expenses partially offset by lower rebate credits from certain vendors.
      General and Administrative. General and administrative expenses include employee salaries and benefits, provision for doubtful accounts and professional service fees. General and administrative expenses for the three months ended September 30, 2005 were $910,000, or 14.9% of net revenues, compared with $932,000 or 14.8% of net revenues, for the three months ended September 30, 2004. The decrease in general and administrative expenses in absolute dollars was due to a decrease in compensation expense.
      Investment Income. Investment income was $271,000 in the three months ended September 30, 2005, compared to $164,000 for the three months ended September 30, 2004. The increase is attributed to lowering the average duration of our portfolio to capture the higher short term yields available in the current higher interest rate environment.
      Provision (Benefit) for Income Taxes. We did not record a provision or benefit for income taxes for either the three months ended September 30, 2005 or for the three months ended September 30, 2004. We have recorded a full valuation allowance against our net deferred tax assets due to the uncertainty regarding the realization of these net deferred tax assets in future periods.
LIQUIDITY AND CAPITAL RESOURCES
      Historically, we have funded our capital requirements with cash provided by operations. Cash provided by operating activities was $25,000 in the three months ended September 30, 2005, primarily attributed to a reduction in accounts receivable and an increase in accounts payable, partially offset by an increase in prepaid expenses and other assets and a decrease in other accrued liabilities. Cash provided by operating activities was $369,000 in the three months ended September 30, 2004, primarily attributed to a reduction in accounts receivable partially offset by a decrease in accounts payable.
      Cash used in investing activities was $637,000 in the three months ended September 30, 2005, primarily attributed to the purchase of marketable securities. Cash used in investing activities was $2.7 million in the three months ended September 30, 2004, primarily attributed to the purchase of marketable securities, partially offset by the sale of marketable securities.

      Cash was not used in financing activities during the three months ended September 30, 2005. Cash provided by financing activities during the three months ended September 30, 2004 was $100,000, primarily attributed to proceeds from the exercise of stock options and principal and interest repayments of a director’s note.
      As of September 30, 2005, we had $11.6 million in cash and cash equivalents and $22.3 million in marketable securities. We believe that our existing cash and cash equivalents, plus funds available from the sale of our marketable securities, will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. We may utilize cash to invest in businesses, products or technologies that we believe are strategic. We regularly evaluate other companies and technologies for possible investment by us. In addition, we have made and may in the future make investments in companies with whom we have identified potential synergies. However, we have no present commitments or agreements with respect to any material acquisition of other businesses or technologies.

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
      We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Qualstar’s disclosure controls and procedures as of September 30, 2005, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
      We did not make any changes in our internal control over financial reporting during the first quarter of fiscal 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Dated: November 11, 2005

By:	/s/ WILLIAM J. GERVAIS

William J. Gervais
President, Chief Executive Officer
Dated: November 11, 2005

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