Form 10-Q
period 2005-12-31
QUALSTAR CORP
filed 2006-02-13
CIK 758938

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-30083

QUALSTAR CORPORATION

Incorporated under the laws of the State of California	95-3927330 (I.R.S. Employer Identification No.)

3990-B Heritage Oak Court
Simi Valley, CA 93063
(805) 583-7744

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Total shares of common stock without par value outstanding at December 31, 2005 is 12,253,117.

Qualstar Corporation

FORM 10-Q

For The Quarterly Period Ended December 31, 2005

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

QUALSTAR CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS
DECEMBER 31, 2005 AND JUNE 30, 2005

	December 31,	June 30,
	2005	2005
	(Unaudited)	(Audited)
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$8,352	$12,210
Marketable securities	25,424	21,854
Receivables, net of allowances of $193 as of December 31, 2005, and $248 at June 30, 2005, respectively	3,047	3,532
Inventories	7,309	7,157
Prepaid expenses and other current assets	674	452
Prepaid income taxes	642	640

Total current assets	45,448	45,845

Property and equipment, net	1,083	1,188
Other assets	300	190

Total assets	$46,831	$47,223

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$867	$763
Accrued payroll and related liabilities	458	496
Other accrued liabilities	1,363	1,311

Total current liabilities	2,688	2,570

Shareholders’ equity:
Common stock, no par value; 50,000 shares authorized, 12,253 shares issued and outstanding as of December 31, 2005 and June 30, 2005	18,442	18,370
Accumulated other comprehensive loss	(341)	(159)
Retained earnings	26,042	26,442

Total shareholders’ equity	44,143	44,653

Total liabilities and shareholders’ equity	$46,831	$47,223

See the accompanying notes to these interim condensed consolidated financial statements.

QUALSTAR CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
	(Unaudited)
	(In thousands, except per share data)

Net revenues	$5,689	$6,392	$11,791	$12,697
Cost of goods sold	3,767	4,081	7,965	8,053

Gross profit	1,922	2,311	3,826	4,644

Operating expenses:
Research and development	762	865	1,481	1,819
Sales and marketing	715	868	1,472	1,715
General and administrative	900	1,136	1,810	2,068

Total operating expenses	2,377	2,869	4,763	5,602

Loss from operations	(455)	(558)	(937)	(958)
Investment income	266	211	537	375

Loss before income taxes	(189)	(347)	(400)	(583)
Provision for income taxes	—	—	—	—

Net loss	$(189)	$(347)	$(400)	$(583)

Loss per share:
Basic	$(0.02)	$(0.03)	$(0.03)	$(0.05)

Diluted	$(0.02)	$(0.03)	$(0.03)	$(0.05)

Shares used to compute loss per share:
Basic	12,253	12,477	12,253	12,541

Diluted	12,253	12,477	12,253	12,541

See the accompanying notes to these interim condensed consolidated financial statements.

QUALSTAR CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004

	Six Months Ended
	December 31,
	2005	2004
	(Unaudited)
	(In thousands)

OPERATING ACTIVITIES:
Net loss	$(400)	$(583)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation	72	—
Depreciation and amortization	231	231
Provision for (recovery of) bad debts and returns	(22)	(2)
Changes in operating assets and liabilities:
Accounts receivable	507	1,062
Inventories	(152)	(304)
Prepaid and other assets	(356)	(124)
Prepaid income taxes	(2)	301
Accounts payable	104	(242)
Accrued payroll and related liabilities	(38)	(11)
Other accrued liabilities	52	(193)

Net cash provided by operating activities	(4)	135

INVESTING ACTIVITIES:
Purchases of property, equipment and leasehold improvements	(102)	(111)
Proceeds from sale of marketable securities	1,968	9,476
Purchases of marketable securities	(5,720)	(11,655)

Net cash used in investing activities	(3,854)	(2,290)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	76
Repurchase of common stock	—	(1,827)
Principal and interest payments on directors’ notes	—	45

Net cash used in financing activities	—	(1,706)

Net decrease in cash	(3,858)	(3,861)
Cash and cash equivalents at beginning of period	12,210	6,401

Cash and cash equivalents at end of period	$8,352	$2,540

Supplemental cash flow disclosure:
Income taxes paid	$—	$—

See the accompanying notes to these interim condensed consolidated financial statements.

QUALSTAR CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED DECEMBER 31, 2005

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
	(Unaudited)
	(In thousands)

Balance at July 1, 2005	12,253	$18,370	$(159)	$26,442	$44,653
Stock based compensation	—	72	—	—	72
Change in unrealized losses on investments	—	—	(182)	—	(182)
Net loss	—	—	—	(400)	(400)

Comprehensive loss					(582)

Balance at December 31, 2005	12,253	$18,442	$(341)	$26,042	$44,143

See the accompanying notes to these condensed consolidated financial statements.

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2005
(Unaudited)
(In thousands, except per share data)

NOTE 1.	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited, except for the balance sheet at June 30, 2005 which is derived from our audited financial statements, and should be read in conjunction with the consolidated financial statements and related notes included in Qualstar Corporation’s (“Qualstar,” “us,” “we,” or “our”) Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the Securities and Exchange Commission (SEC) on September 26, 2005. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting primarily of normal recurring items, which are necessary for the fair presentation of Qualstar’s consolidated financial position as of December 31, 2005, consolidated results of operations for the three and six months ended December 31, 2005, and consolidated cash flows for the six months ended December 31, 2005. Operating results for the three and six month periods ended December 31, 2005 are not necessarily indicative of results to be expected for a full year.

NOTE 2.	LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the three and six months ended December 31, 2005 and 2004:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004

Numerator:
Net loss	$(189)	$(347)	$(400)	$(583)
Denominator:
Denominator for basic net loss per share — weighted average shares	12,253	12,477	12,253	12,541
Dilutive potential common shares from employee stock options and restricted stock	—	—	—	—

Denominator for diluted net loss per share — adjusted weighted average shares and assumed conversions	12,253	12,477	12,253	12,541

Basic net loss per share	$(0.02)	$(0.03)	$(0.03)	$(0.05)

Diluted net loss per share	$(0.02)	$(0.03)	$(0.03)	$(0.05)

All shares related to stock options are excluded for the three months and six months ended December 31, 2005, and 2004, respectively, from the computation of diluted loss per share as the effect would have been antidilutive.

NOTE 3.	STOCK BASED COMPENSATION

Effective July 1, 2005, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R), share- based payment, using the modified prospective application transition method. The adoption of SFAS No. 123(R) did not have a significant impact on our loss from operations, loss before income taxes, net loss, cash flows from operations, cash flows from financing activities, or our basic and diluted earnings per share, and the amounts recognized as stock based compensation expense are similar to the amounts reported historically in the Company’s footnotes under the pro forma disclosure provisions of SFAS 123. Our net loss for the three months and six months ended December 31, 2005 includes $37,000 and $72,000, respectively, of compensation costs from options issued

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

prior to July 1, 2005. No stock options have been issued and none have been exercised subsequent to the adoption of SFAS 123(R).

For the three months and six months ended December 31, 2004, the Company recognized employee stock option-related compensation expense in accordance with SFAS 123 and used the minimum value method for grants prior to the Company’s initial public offering and the Black-Scholes method model afterward for determining the weighted average fair value of options granted. The Company’s net loss and loss per share for the three months and six months ended December 31, 2004 would have been reduced to the pro forma amounts indicated below:

	Three Months Ended	Six Months Ended
	December 31, 2004	December 31, 2004

Net loss as reported	$(347)	$(583)
Stock-based employee compensation cost included in reported net loss	—	—
Pro forma stock-based employee compensation cost under SFAS 123	(68)	(136)

Pro forma net loss	$(415)	$(719)

Loss per share:
Basic — as reported	$(0.03)	$(0.05)

Basic — pro forma	$(0.03)	$(0.06)

Diluted — as reported	$(0.03)	$(0.05)

Diluted — pro forma	$(0.03)	$(0.06)

Basic Weighted Average Shares	12,477	12,541
Diluted Weighted Average Shares	12,477	12,541

NOTE 4.	MARKETABLE SECURITIES

Marketable securities consist primarily of high-quality U.S. corporate securities and U.S. federal government and state government debt securities. These securities are classified in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities which Qualstar has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. All of Qualstar’s marketable securities were classified as available-for-sale at December 31, 2005 and June 30, 2005.

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

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

NOTE 5.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventory is comprised as follows:

	December 31,	June 30,
	2005	2005

Raw materials	$6,462	$6,196
Finished goods	847	961

	$7,309	$7,157

NOTE 6.	COMPREHENSIVE LOSS

For the six months ended December 31, 2005 and 2004, comprehensive loss amounted to approximately $582,000 and $646,000, respectively. The difference between net loss and comprehensive loss relates to the changes in the unrealized losses or gains the Company recorded for its available-for-sale securities.

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

We also design, develop, outsource manufacturing, and sell a line of ultra small high efficiency open-frame switching power supplies. We entered the power supply business in July 2002, when we purchased the assets of N2Power, Incorporated. These power supplies are utilized within our own tape library products as well as sold to original equipment manufacturers for incorporation into their products. We sell these power supplies under the N2Power brand name, as well as under a private label brand name, through independent sales representatives and distributors. Revenues from our N2Power products were not material as a percentage of total revenues for fiscal 2005 and fiscal 2004, but represented 9.9% of revenues in the second quarter and 9.4% of revenues in the first six months of fiscal 2006.

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

We record an allowance for estimated sales returns based on past experience and current knowledge of our customer base. Our experience has been such that only a very small percentage of libraries or power supplies are returned. Should our experience change, however, we may require additional allowances for sales returns.

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

We maintain a full valuation allowance against our net deferred tax assets due to the uncertainty surrounding the realization of these net deferred tax assets in future years. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for such a valuation allowance. In the event we were to determine that we would be able to realize all or part of our net deferred tax asset in the future, the valuation allowance would be decreased accordingly.

We may periodically undergo examinations by the federal and state regulatory authorities and the Internal Revenue Service. We may be assessed additional taxes and or penalties contingent on the outcome of these examinations. Our previous examinations have not resulted in any unfavorable or significant assessments.

RESULTS OF OPERATIONS

The following table reflects, as a percentage of net revenues, statements of operations data for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.2	63.8	67.6	63.4

Gross profit	33.8	36.2	32.4	36.6

Operating expenses:
Research and development	13.4	13.5	12.6	14.3
Sales and marketing	12.6	13.6	12.5	13.5
General and administrative	15.8	17.8	15.3	16.3

Total operating expenses	41.8	44.9	40.4	44.1

Loss from operations	(8.0)	(8.7)	(8.0)	(7.5)
Investment income	4.7	3.3	4.6	3.0

Loss before income taxes	(3.3)	(5.4)	(3.4)	(4.5)
Provision (benefit) for income taxes	—	—	—	—

Net loss	(3.3)%	(5.4)%	(3.4)%	(4.5)%

Revenues are recognized upon shipment of the product to the customer, less estimated returns, for which provision is made at the time of sale. The following table summarizes our revenue by major product line:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004

Tape Library revenues:
TLS	43.3%	48.0%	45.9%	53.8%
RLS	12.3	16.5	12.0	12.6

	55.6	64.5	57.9	66.4

Other revenues:
Service	13.2	9.3	13.0	10.2
Media	11.8	9.6	12.1	9.8
Power Supplies	9.9	3.4	9.3	3.4
Upgrades, Spares, Other	9.5	13.2	7.7	10.2

	100.0%	100.0%	100.0%	100.0%

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004.

Net Revenues.  Revenues are recognized upon shipment of the product to the customer, less estimated returns, for which provision is made at the time of sale. Net revenues for the three months ended December 31, 2005 were $5.7 million, compared with net revenues of $6.4 million for the three months ended December 31, 2004, a decrease of $.7 million. The decrease in revenues was due primarily to an approximate $1.0 million decline in sales of tape libraries and tape drives in the current quarter compared to the second quarter of fiscal 2005. This resulted from lower sales of tape libraries and drives incorporating AIT, SAIT, and SDLT tape technology, partially offset by higher revenues from libraries incorporating LTO tape technology. The decline in sales of tape libraries was partially offset by increased revenues from service, power supplies and tape media. There were no customers providing greater than 10% of our revenues for the three months ended December 31, 2005, or December 31, 2004.

Gross Profit.  Gross profit represents the difference between our net revenues and cost of goods sold. Cost of goods sold consists primarily of purchased parts, direct and indirect labor costs, rent, technical support costs, depreciation of plant and equipment, utilities, and packaging costs. Gross profit was $1.9 million, or 33.8% of net revenues, for the three months ended December 31, 2005, compared to $2.3 million, or 36.2% of net revenues, for the three months ended December 31, 2004. The decline in gross profit was primarily the result of a change in product mix, increased competitive pricing pressures, and lower overhead absorption.

Stock-Based Compensation.  Stock-based compensation charges have been recognized in accordance with SFAS 123(R), adopted as of July 1, 2005. Stock-based compensation expenses for the three months ended December 31, 2005 were $37,000, allocated as follows: $3,000 to cost of goods sold; $11,000 to research and development; $5,000 to sales and marketing; and $18,000 to general and administrative.

Research and Development.  Research and development expenses consist primarily of engineering salaries, benefits, outside consultant fees, and purchased parts and supplies used in development activities. Research and development expenses for the three months ended December 31, 2005 were $762,000, or 13.4% of net revenues, as compared to $865,000 or 13.5% of net revenues, for the three months ended December 31, 2004. The decrease in research and development expenses was due to lower compensation expense resulting from fewer employees, and lower prototype material costs and consulting fees.

Sales and Marketing.  Sales and marketing expenses consist primarily of employee salaries and benefits, sales commissions, trade show costs, advertising, promotion and travel related expenses. Sales and marketing expenses for the three months ended December 31, 2005 were $715,000, or 12.6% of net revenues, compared to $868,000, or 13.6% of net revenues, for the three months ended December 31, 2004. The decrease in sales and marketing expenses was primarily due to lower compensation expenses resulting from fewer employees, and lower advertising and promotion expenses.

General and Administrative.  General and administrative expenses consist primarily of employee salaries and benefits, provision for doubtful accounts and professional service fees. General and administrative expenses for the three months ended December 31, 2005 were $900,000, or 15.8% of net revenues, compared with $1,136,000 or 17.8% of net revenues, for the three months ended December 31, 2004. The decrease in general and administrative expenses was due primarily to lower legal and accounting expenses and reduced bad debt expenses.

Investment Income.  Investment income was $266,000 in the three months ended December 31, 2005, compared to $211,000 for the three months ended December 31, 2004. The increase is attributed to lowering the average duration of our portfolio to capture the higher short term yields available in the current higher interest rate environment.

Provision for Income Taxes.  We did not record a provision or benefit for income taxes for either the three months ended December 31, 2005 or for the three months ended December 31, 2004. We have recorded a full valuation allowance against our net deferred tax assets due to the uncertainty surrounding the realization of these net deferred tax assets in future periods.

Six Months Ended December 31, 2005 Compared to Six Months Ended December 31, 2004.

Net Revenues.  Net revenues for the six months ended December 31, 2005 were $11.8 million, compared with net revenues of $12.7 million for the six months ended December, 2004, a decrease of $.9 million. The decrease in revenues is attributed to lower revenues from tape libraries and drives, partially offset by higher revenues from power supplies, media, and service. There were no customers providing greater than 10% of our revenues for the six months ended December 31, 2005 or December 31, 2004.

Gross Profit.  Gross profit was $3.8 million, or 32.4% of net revenues for the six months ended December 31, 2005, compared to $4.6 million, or 36.6% of net revenues, for the six months ended December 31, 2004. The decline in gross profit was primarily the result of a change in product mix, increased competitive pricing pressures, and lower overhead absorption.

Stock-Based Compensation.  Stock-based compensation charges have been recognized in accordance with SFAS 123(R), adopted as of July 1, 2005. Stock-based compensation expenses for the six months ended December 31, 2005 were $72,000, allocated as follows: $5,000 to cost of goods sold; $18,000 to research and development; $12,000 to sales and marketing; and $37,000 to general and administrative.

Research and Development.  Research and development expenses for the six months ended December 31, 2005 were $1.5 million, or 12.6% of net revenues, as compared to $1.8 million, or 14.3% of net revenues for the six months ended December 31, 2004. The decrease in research and development expenses was due to lower compensation expenses resulting from fewer employees, and lower prototype material costs and consulting fees.

Sales and Marketing.  Sales and marketing expenses for the six months ended December 31, 2005 were $1.5 million, or 12.5% of net revenues, compared to $1.7 million, or 13.5% of net revenues for the six months ended December 31, 2004. The decrease in sales and marketing expenses was primarily due to decreased advertising and promotion expenses.

General and Administrative.  General and administrative expenses for the six months ended December 31, 2005 were $1.8 million, or 15.3% of net revenues, compared with $2.1 million, or 16.3% of net revenues for the six months ended December 31, 2004. The decrease in general and administrative expenses was due to a decrease in compensation expenses resulting from fewer employees and lower legal expenses.

Investment Income.  Investment income was $537,000 in the six months ended December 31, 2005, compared to $375,000 for the six months ended December 31, 2004. The increase is attributed to lowering the average duration of our portfolio to capture the higher short term yields available in the current higher interest rate environment.

Provision for Income Taxes.  We did not record a provision or benefit for income taxes for the six months ended December 31, 2005 or for the six months ended December 31, 2004. We have recorded a full valuation allowance against our net deferred tax assets due to the uncertainty surrounding the realization of these net deferred tax assets in future periods.

LIQUIDITY AND CAPITAL RESOURCES

Cash used by operating activities was $4,000 in the six months ended December 31, 2005, primarily attributed to increases in inventories, prepaids and other assets and prepaid income taxes, partially offset by a decrease in accounts receivable. Cash provided by operating activities was $135,000 in the six months ended December 31, 2004, primarily attributed to a reduction in accounts receivable.

Cash used in investing activities was $3.8 million in the six months ended December 31, 2005, primarily attributed to the purchase of marketable securities. Cash used in investing activities was $2.3 million in the six months ended December 31, 2004, primarily attributed to the purchase of marketable securities.

Cash was not used in financing activities during the six months ended December 31, 2005. Cash used in financing activities during the six months ended December 31, 2004 was $1.7 million, primarily attributed to the repurchase of 359,082 shares of our common stock.

As of December 31, 2005, we had $8.4 million in cash and cash equivalents and $25.4 million in marketable securities. We believe that our existing cash and cash equivalents plus funds available from the sale of our marketable securities will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. We may utilize cash to invest in businesses, products or technologies that we believe are strategic. In addition, we have made and may in the future make investments in companies with whom we have identified potential synergies. However, we have no present commitments or agreements with respect to any material acquisition of other businesses or technologies.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Qualstar’s disclosure controls and procedures as of December 31, 2005, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We did not make any changes in our internal control over financial reporting during the second quarter of fiscal 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

QUALSTAR CORPORATION

By:	/s/ WILLIAM J. GERVAIS
William J. Gervais
President, Chief Executive Officer

Dated: February 13, 2006

By:	/s/ FREDERIC T. BOYER
Frederic T. Boyer
Principal Financial Officer

Dated: February 13, 2006

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