Form 10-Q
period 2006-03-31
QUALSTAR CORP
filed 2006-05-12
CIK 758938

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Total shares of common stock without par value outstanding at May 10, 2006 is 12,253,117.

Qualstar Corporation

FORM 10-Q
For The Quarterly Period Ended March 31, 2006

INDEX

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

QUALSTAR CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
MARCH 31, 2006 AND JUNE 30, 2005
(In thousands)

	March 31,	June 30,
	2006	2005
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$7,306	$12,210
Marketable securities	26,721	21,854
Receivables, net of allowances of $175 as of March 31, 2006, and $248 as of June 30, 2005	2,254	3,532
Inventories, net	7,681	7,157
Prepaid expenses and other current assets	512	452
Prepaid income taxes	330	640

Total current assets	44,804	45,845

Property and equipment, net	1,018	1,188
Other assets	152	190

Total assets	$45,974	$47,223

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$718	$763
Accrued payroll and related liabilities	364	496
Other accrued liabilities	1,311	1,311

Total current liabilities	2,393	2,570

Shareholders’ equity:
Common stock, no par value; 50,000 shares authorized, 12,253 shares issued and outstanding as of March 31, 2006 and June 30, 2005	18,478	18,370
Accumulated other comprehensive loss	(341)	(159)
Retained earnings	25,444	26,442

Total shareholders’ equity	43,581	44,653

Total liabilities and shareholders’ equity	$45,974	$47,223

See the accompanying notes to these interim condensed consolidated financial statements.

QUALSTAR CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2006 AND 2005
(In thousands, except per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Net revenues	$5,052	$5,742	$16,843	$18,439
Cost of goods sold	3,606	3,881	11,571	11,934

Gross profit	1,446	1,861	5,272	6,505

Operating expenses:
Research and development	841	904	2,322	2,723
Sales and marketing	763	822	2,235	2,537
General and administrative	889	924	2,699	2,992

Total operating expenses	2,493	2,650	7,256	8,252

Loss from operations	(1,047)	(789)	(1,984)	(1,747)
Investment income	363	219	900	594

Loss before income taxes	(684)	(570)	(1,084)	(1,153)
Provision (benefit) for income taxes	(86)	65	(86)	65

Net loss	$(598)	$(635)	$(998)	$(1,218)

Loss per share:
Basic	$(0.05)	$(0.05)	$(0.08)	$(0.10)

Diluted	$(0.05)	$(0.05)	$(0.08)	$(0.10)

Shares used to compute loss per share:
Basic	12,253	12,253	12,253	12,446

Diluted	12,253	12,253	12,253	12,446

See the accompanying notes to these interim condensed consolidated financial statements.

QUALSTAR CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2006 AND 2005
(In thousands) (Unaudited)

	Nine Months Ended
	March 31,
	2006	2005

OPERATING ACTIVITIES:
Net loss	$(998)	$(1,218)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation	108	—
Depreciation and amortization	342	349
Recovery of bad debts and returns	(40)	(2)
Gain on sale of securities	—	(11)
Changes in operating assets and liabilities:
Accounts receivable	1,318	1,445
Inventories, net	(524)	(230)
Prepaid and other assets	(58)	5
Prepaid income taxes	310	434
Deferred income taxes	—	436
Accounts payable	(45)	(339)
Other accrued liabilities	(132)	(514)

Net cash provided by operating activities	281	355

INVESTING ACTIVITIES:
Purchases of property, equipment and leasehold improvements	(136)	(137)
Proceeds from sale of marketable securities	4,697	18,000
Purchases of marketable securities	(9,746)	(20,479)

Net cash used in investing activities	(5,185)	(2,616)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	76
Repurchase of common stock	—	(1,827)
Principal and interest payments on directors’ notes	—	45

Net cash used in financing activities	—	(1,706)

Net decrease in cash	(4,904)	(3,967)
Cash and cash equivalents at beginning of period	12,210	6,401

Cash and cash equivalents at end of period	$7,306	$2,434

Supplemental cash flow disclosure:
Income taxes paid	$2	$3

See the accompanying notes to these interim condensed consolidated financial statements.

QUALSTAR CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
NINE MONTHS ENDED MARCH 31, 2006
(In thousands) (Unaudited)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total

Balance at July 1, 2005	12,253	$18,370	$(159)	$26,442	$44,653
Stock based compensation	—	108	—	—	108
Change in unrealized losses on investments	—	—	(182)	—	(182)
Net loss	—	—	—	(998)	(998)

Comprehensive loss					(1,180)

Balance at March 31, 2006	12,253	$18,478	$(341)	$25,444	$43,581

See the accompanying notes to these condensed consolidated financial statements.

QUALSTAR CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2006
(In thousands, except per share data) (Unaudited)

NOTE 1.	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited, except for the balance sheet at June 30, 2005 which is derived from our audited financial statements, and should be read in conjunction with the consolidated financial statements and related notes included in Qualstar Corporation’s (“Qualstar,” “us,” “we,” or “our”) Annual Report on Form 10-K for the fiscal year ended June 30, 2005, filed with the Securities and Exchange Commission (SEC) on September 26, 2005. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting primarily of normal recurring items, which are necessary for the fair presentation of Qualstar’s consolidated financial position as of March 31, 2006, consolidated results of operations for the three and nine months ended March 31, 2006, and consolidated cash flows for the nine months ended March 31, 2006. Operating results for the three and nine month periods ended March 31, 2006 are not necessarily indicative of results to be expected for a full year.

NOTE 2.	LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended March 31, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Numerator:
Net loss	$(598)	$(635)	$(998)	$(1.218)
Denominator:
Denominator for basic net loss per share — weighted average shares	12,253	12,253	12,253	12,446
Denominator for diluted net loss per share — adjusted weighted average shares and assumed conversions	12,253	12,253	12,253	12,446

Basic net loss per share	$(0.05)	$(0.05)	$(0.08)	$(0.10)

Diluted net loss per share	$(0.05)	$(0.05)	$(0.08)	$(0.10)

All shares related to stock options are excluded for the three months and nine months ended March 31, 2006, and 2005, respectively, from the computation of diluted loss per share as the effect would have been antidilutive.

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

In accordance with SFAS 123, the Company previously measured employee stock option related compensation expense using the minimum value method for grants prior to the Company’s initial public offering and the Black-Scholes method afterward for determining the weighted average fair value of options granted. As a result of the adoption of SFAS No. 123(R), for the three months and nine months ended March 31, 2006, the Company recorded stock based compensation expense of approximately $36,000 and $108,000, respectively, in the accompanying

QUALSTAR CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data) (Unaudited)

Consolidated Condensed Statement of Operations from options issued prior to July 1, 2005. No stock options have been issued and none have been exercised subsequent to the adoption of SFAS 123(R). For the three months and nine months ended March 31, 2005, had employee stock option related compensation expense been determined based on the Black Scholes method, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below:

	Three Months Ended	Nine Months Ended
	March 31,	March 31,
	2005	2005

Net loss as reported	$(635)	$(1,218)
Pro forma stock-based employee compensation cost under SFAS 123	(68)	(204)

Pro forma net loss	$(703)	$(1,422)

Loss per share:
Basic — as reported	$(0.05)	$(0.10)

Basic — pro forma	$(0.06)	$(0.11)

Diluted — as reported	$(0.05)	$(0.10)

Diluted — pro forma	$(0.06)	$(0.11)

Basic Weighted Average Shares	12,253	12,446
Diluted Weighted Average Shares	12,253	12,446

NOTE 4.	MARKETABLE SECURITIES

Marketable securities consist primarily of high-quality U.S. corporate securities and U.S. federal government and state government debt securities. These securities are classified in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities which Qualstar has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. All of Qualstar’s marketable securities were classified as available-for-sale at March 31, 2006 and June 30, 2005.

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

NOTE 5.	INVENTORIES, NET

Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventory is comprised as follows:

	March 31,	June 30,
	2006	2005

Raw materials	$6,883	$6,196
Finished goods	798	961

	$7,681	$7,157

QUALSTAR CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data) (Unaudited)

NOTE 6.	COMPREHENSIVE LOSS

For the nine months ended March 31, 2006 and 2005, comprehensive loss amounted to approximately $1,180,000 and $1,421,000, respectively. The difference between net loss and comprehensive loss relates to the changes in the unrealized losses or gains the Company recorded for its available-for-sale securities.

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

The Company has a full valuation allowance against its net deferred tax assets due to the uncertainty regarding the realization of these net deferred tax assets in future periods.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in this Quarterly Report on Form 10-Q concerning the future business, operating results and financial condition of Qualstar are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements inherently are subject to risks and uncertainties, some of which we cannot predict or quantify. Our actual results may differ materially from the results projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part II, Item 1A of this Quarterly Report, and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 in “ITEM 1 Business,” including the section therein entitled “Risk Factors,” and in “ITEM 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof or variations thereon or similar terminology. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect the occurrence of events or circumstances in the future.

OVERVIEW

We design, develop, manufacture and sell automated magnetic tape libraries used to store, retrieve and manage electronic data primarily in network computing environments. We offer tape libraries for multiple tape drive technologies including AIT, Super AIT, SuperDLT, and LTO tape drives and media.

We have developed a network of value added resellers who specialize in delivering complete storage solutions to end-users. End users of our products range from small businesses requiring simple automated backup solutions to large organizations needing complex storage management solutions. We also sell our products to original equipment manufacturers who incorporate our products with theirs, which they sell as a complete system or solution. We assist our customers with marketing and technical support.

We also design, develop, outsource manufacturing, and sell a line of ultra small high efficiency open-frame switching power supplies. We entered the power supply business in July 2002, when we purchased the assets of N2Power, Incorporated. These power supplies are utilized within our own tape library products as well as sold to original equipment manufacturers for incorporation into their products. We sell these power supplies under the N2Power brand name, as well as under a private label brand name, through independent sales representatives and distributors. Revenues from our N2Power products were not material as a percentage of total revenues for fiscal 2005 and fiscal 2004, but represented 14.6% of revenues in the third quarter and 10.9% of revenues in the first nine months of fiscal 2006.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer promotional offers, sales returns, bad debts, inventory quantities and valuation, warranty costs, investments, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Revenue is recognized upon shipment of product to our customers. Title and risk of loss transfer to the customer when the product leaves our dock in Simi Valley, California, or another shipping location designated by us. In general, these customers are allowed to return the product, free of penalty, within thirty days of shipment, if the product does not meet their requirements. Revenues from technical support services and other services are recognized at the time services are performed.

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

RESULTS OF OPERATIONS

The following table reflects, as a percentage of net revenues, statements of operations data for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	71.4	67.6	68.7	64.7

Gross profit	28.6	32.4	31.3	35.3

Operating expenses:
Research and development	16.6	15.7	13.8	14.8
Sales and marketing	15.1	14.3	13.3	13.8
General and administrative	17.6	16.1	16.0	16.2

Total operating expenses	49.3	46.1	43.1	44.8

Loss from operations	(20.7)	(13.7)	(11.8)	(9.5)
Investment income	7.2	3.8	5.3	3.2

Loss before income taxes	(13.5)	(9.9)	(6.5)	(6.3)
Provision (benefit) for income taxes	(1.7)	1.1	(0.5)	0.4

Net loss	(11.8)%	(11.0)%	(6.0)%	(6.7)%

Revenues are recognized upon shipment of the product to the customer, less estimated returns, for which provision is made at the time of sale. The following table summarizes our revenue by major product line:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Tape Library revenues:
TLS	38.5%	45.4%	43.7%	51.2%
RLS	12.1	14.1	12.0	13.0

	50.6	59.5	55.7	64.2

Other revenues:
Service	17.9	10.9	14.4	10.4
Media	10.8	10.5	11.7	10.0
Power Supplies	14.6	7.1	10.9	4.5
Upgrades, Spares, Other	6.1	12.0	7.3	10.9

	100.0%	100.0%	100.0%	100.0%

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005.

Net Revenues.  Revenues are recognized upon shipment of the product to the customer, less estimated returns, for which provision is made at the time of sale. Net revenues for the three months ended March 31, 2006 were $5.1 million, compared with net revenues of $5.7 million for the three months ended March 31, 2005, a decrease of $0.6 million. The decrease in revenues was due primarily to an approximate $900,000 decline in sales of tape libraries and tape drives incorporating AIT and LTO tape technology accompanied by a decline in miscellaneous revenue, partially offset by increased revenues from service contracts and power supplies. There were no customers providing greater than 10% of our revenues for the three months ended March 31, 2006, or March 31, 2005.

Gross Profit.  Gross profit represents the difference between our net revenues and cost of goods sold. Cost of goods sold consists primarily of purchased parts, direct and indirect labor costs, rent, technical support costs, depreciation of plant and equipment, utilities, and packaging costs. Gross profit was $1.4 million, or 28.6% of net revenues, for the three months ended March 31, 2006, compared to $1.9 million, or 32.4% of net revenues, for the three months ended March 31, 2005. The decline in gross profit was primarily the result of a change in product mix, increased competitive pricing pressures, lower overhead absorption and additional inventory reserves.

Stock-Based Compensation.  Stock-based compensation charges have been recognized in accordance with SFAS 123(R), adopted as of July 1, 2005. Stock-based compensation expenses for the three months ended March 31, 2006 were $36,000, allocated as follows: $3,000 to cost of goods sold; $9,000 to research and development; $6,000 to sales and marketing; and $18,000 to general and administrative.

Research and Development.  Research and development expenses consist primarily of engineering salaries, benefits, outside consultant fees, and purchased parts and supplies used in development activities. Research and development expenses for the three months ended March 31, 2006 were $841,000, or 16.6% of net revenues, as compared to $904,000 or 15.7% of net revenues, for the three months ended March 31, 2005. The decrease in research and development expenses in absolute dollars, was due to lower compensation expense, lower prototype material costs and consulting fees, offset by higher Independent Software Vendor units expensed.

Sales and Marketing.  Sales and marketing expenses consist primarily of employee salaries and benefits, sales commissions, trade show costs, advertising, promotion and travel related expenses. Sales and marketing expenses for the three months ended March 31, 2006 were $763,000, or 15.1% of net revenues, compared to $822,000, or 14.3% of net revenues, for the three months ended March 31, 2005. The decrease in sales and marketing expenses in absolute dollars, was primarily due to lower advertising expenses.

General and Administrative.  General and administrative expenses consist primarily of employee salaries and benefits, provision for doubtful accounts and professional service fees. General and administrative expenses for the three months ended March 31, 2006 were $889,000, or 17.6% of net revenues, compared with $924,000 or 16.1% of net revenues, for the three months ended March 31, 2005. The decrease in general and administrative expenses in absolute dollars, was due primarily to lower bad debt expenses.

Investment Income.  Investment income was $363,000 in the three months ended March 31, 2006, compared to $219,000 for the three months ended March 31, 2005. The increase is primarily attributed to the higher yields available in the current higher interest rate environment.

Provision for Income Taxes.  We recorded a benefit for income taxes of $86,000 for the three months ended March 31, 2006 and recorded a provision for income taxes of $65,000 for the three months ended March 31, 2005. In the third quarter of fiscal 2006, we received a tax refund on certain R&D credits, on which we reversed a valuation allowance that had been previously established against those R&D credits. This reversal of the valuation allowance resulted in us recording a benefit of $86,000. In the third quarter of fiscal 2005, we did not have any net operating loss carryback availability, and due to uncertainty surrounding the timing of realizing our net deferred tax assets, we recorded a valuation allowance that was partially offset by the recognition of R&D credits to be received, resulting in the provision of $65,000.

Nine Months Ended March 31, 2006 Compared to Nine Months Ended March 31, 2005.

Net Revenues.  Net revenues for the nine months ended March 31, 2006 were $16.8 million, compared with net revenues of $18.4 million for the nine months ended March 31, 2005, a decrease of $1.6 million. The decrease in revenues is attributed to lower revenues from tape libraries and drives incorporating AIT, SAIT, and DLT tape technology, partially offset by higher revenues from tape libraries and drives incorporating LTO tape technology, power supplies, media, and service contracts. There were no customers providing greater than 10% of our revenues for the nine months ended March 31, 2006 or March 31, 2005.

Gross Profit.  Gross profit was $5.3 million, or 31.3% of net revenues for the nine months ended March 31, 2006, compared to $6.5 million, or 35.3% of net revenues, for the nine months ended March 31, 2005. The decline in gross profit was primarily the result of a change in product mix, increased competitive pricing pressures, lower overhead absorption and additional inventory reserves.

Stock-Based Compensation.  Stock-based compensation charges have been recognized in accordance with SFAS 123(R), adopted as of July 1, 2005. Stock-based compensation expenses for the nine months ended March 31, 2006 were $108,000, allocated as follows: $8,000 to cost of goods sold; $27,000 to research and development; $18,000 to sales and marketing; and $55,000 to general and administrative.

Research and Development.  Research and development expenses for the nine months ended March 31, 2006 were $2.3 million, or 13.8% of net revenues, as compared to $2.7 million, or 14.8% of net revenues for the nine months ended March 31, 2005. The decrease in research and development expenses was due to lower compensation expenses resulting from fewer employees, lower prototype material costs and consulting fees.

Sales and Marketing.  Sales and marketing expenses for the nine months ended March 31, 2006 were $2.2 million, or 13.3% of net revenues, compared to $2.5 million, or 13.8% of net revenues for the nine months ended March 31, 2005. The decrease in sales and marketing expenses was primarily due to decreased promotion expenses.

General and Administrative.  General and administrative expenses for the nine months ended March 31, 2006 were $2.7 million, or 16.0% of net revenues, compared with $3.0 million, or 16.2% of net revenues for the nine months ended March 31, 2005. The decrease in general and administrative expenses was due primarily to lower legal and bad debt expenses.

Investment Income.  Investment income was $900,000 in the nine months ended March 31, 2006, compared to $594,000 for the nine months ended March 31, 2005. The increase is primarily attributed to the higher yields available in the current higher interest rate environment.

Provision for Income Taxes.  We recorded a benefit for income taxes of $86,000 for the nine months ended March 31, 2006 and recorded a provision for income taxes of $65,000 for the nine months ended March 31, 2005. In the third quarter of fiscal 2006, we received a tax refund on certain R&D credits, on which we reversed a valuation allowance that had been previously established against those R&D credits. This reversal of the valuation allowance resulted in us recording a benefit of $86,000. In the third quarter of fiscal 2005, we did not have any net operating loss carryback availability, and due to uncertainty surrounding the timing of realizing our net deferred tax assets, we recorded a valuation allowance that was partially offset by the recognition of R&D credits to be received, resulting in the provision of $65,000.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $281,000 in the nine months ended March 31, 2006, primarily attributed to decreases in receivables and prepaid income taxes, partially offset by an increase in inventories and a decrease in accrued payroll and related liabilities. Cash provided by operating activities was $355,000 in the nine months ended March 31, 2005, primarily attributed to reductions in accounts receivable and deferred taxes, partially offset by a decrease in accounts payable and other accrued liabilities.

Cash used in investing activities was $5.2 million in the nine months ended March 31, 2006, primarily attributed to the purchase of marketable securities, partially offset by proceeds from the sale of marketable securities. Cash used in investing activities was $2.6 million in the nine months ended March 31, 2005, primarily attributed to the purchase of marketable securities.

Cash was not used in financing activities during the nine months ended March 31, 2006. Cash used in financing activities during the nine months ended March 31, 2005 was $1.7 million, primarily attributed to the repurchase of 359,082 shares of our common stock.

As of March 31, 2006, we had $7.3 million in cash and cash equivalents and $26.7 million in marketable securities. We believe that our existing cash and cash equivalents plus funds available from the sale of our marketable securities will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. We may utilize cash to invest in businesses, products or technologies that we believe are strategic. In addition, we have made and may in the future make investments in companies with whom we have identified potential synergies. However, we have no present commitments or agreements with respect to any material acquisition of other businesses or technologies.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Qualstar’s disclosure controls and procedures as of March 31, 2006, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We did not make any changes in our internal control over financial reporting during the third quarter of fiscal 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.	Risk Factors

Our future business, operating results and financial condition are subject to a number of risks and uncertainties. The significant risks and uncertainties affecting our business in general, and our tape library business in particular, are described in Item 1 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2005, under the caption “Risk Factors.” The following risks and uncertainties could adversely affect the power supply segment of our business, which represented more than 10% of our net revenues for the first time in the fiscal third quarter ended March 31, 2006:

We rely on a sole-source supplier for our N2 Products power supplies. If this supplier curtails or stops production for any reason, our revenues from power supplies could be adversely impacted for a number of months.

All of our N2 Products power supplies are manufactured for us by a single third-party contract manufacturer located in China. We do not have a long-term supply contract with this supplier, and our current volume is not sufficient to economically divide our business between multiple suppliers. If our current supplier is unable to meet our future requirements for power supplies, including our need for timely delivery, adequate quantity and high quality, we may be forced to delay or cancel shipments of our N2 Products power supplies to our customers until we are able to make arrangements with another qualified supplier. The partial or complete loss of our existing supplier could result in lost revenue, added costs and production delays, and could otherwise harm our business and customer relationships.

ITEM 4.	Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the Annual Meeting of Stockholders of the Company held on March 16, 2006:

1. The following persons were elected as directors to serve a one year term expiring at the Annual Meeting of Stockholders to be held in 2007 or until their successors are elected and qualified:

	Number of Votes Cast
		Authority
Name	For	Withheld

William J. Gervais	9,725,846	1,780,304
Richard A. Nelson	9,725,846	1,780,304
Stanley W. Corker	11,428,767	77,383
Carl W. Gromada	11,428,767	77,383
Robert A. Meyer	11,428,767	77,383
Robert E. Rich	11,349,086	157,064

ITEM 6.	Exhibits

(a) Exhibits:

Exhibit
No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALSTAR CORPORATION

Dated: May 12, 2006

By:	/s/ WILLIAM J. GERVAIS
William J. Gervais
President, Chief Executive Officer

Dated: May 12, 2006

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