Form 10-K
period 2006-06-30
QUALSTAR CORP
filed 2006-09-28
CIK 758938

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 000-30083

QUALSTAR CORPORATION

CALIFORNIA	95-3927330
(STATE OF INCORPORATION)	(I.R.S. EMPLOYER ID NO.)

3990-B HERITAGE OAK COURT, SIMI VALLEY, CA 93063
(805) 583-7744

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:

Common Stock	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.  Yes ☐     No ☑

Indicate by check mark whether the registrant is not required to file reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

As of December 31, 2005, the aggregate market value of the common equity held by non-affiliates of the registrant was approximately $24,751,000.

The total shares of common stock without par value outstanding at September 15, 2006 is 12,253,117.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement for its annual meeting of shareholders to be held in 2007 are incorporated by reference into Part III of this Form 10-K.

QUALSTAR CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2006

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements inherently are subject to risks and uncertainties, some of which we cannot predict or quantify. Our actual results may differ materially from the results projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in “ITEM 1A — Risk Factors,” and in “ITEM 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof or variations thereon or similar terminology. Forward looking statements also include the assumptions underlying or relating to any such statements. Forward looking statements contained within this document represent a good-faith assessment of Qualstar’s future performance for which management believes there is a reasonable basis. Qualstar disclaims any obligation to update the forward looking statements contained herein, except as may be required by law.

PART I
ITEM 1. BUSINESS

INTRODUCTION

We design, develop, manufacture and sell automated magnetic tape libraries used to store, retrieve and manage electronic data primarily in network computing environments. Tape libraries consist of cartridge tape drives, tape cartridges and robotics to move the cartridges from their storage locations to the tape drives under software control. Our tape libraries provide data storage solutions for organizations requiring backup, recovery and archival storage of critical data. Our products are compatible with commonly used operating systems, including UNIX, Windows, and Linux. Our tape libraries are also compatible with a wide range of storage management software packages, such as those supplied by Computer Associates, EMC/Legato, Tivoli, Symantec/Veritas, CommVault and BakBone Software. We offer tape libraries for multiple tape drive technologies, including LTO, AIT, Super AIT, and SuperDLT.

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

Qualstar was incorporated in California in 1984. Our initial products were IBM compatible 9-track reel-to-reel tape drives. In 1995, we entered the tape automation market with a series of tape libraries incorporating 8mm tape drives. Since that time, we have introduced a succession of tape library models designed to work with the leading automation-capable tape drive technologies. Automated tape libraries and related products, such as tape drives and tape media, represented approximately 66.2% of revenues for fiscal 2006, approximately 75.1% of revenues for fiscal 2005, and approximately 81.4% of revenues for fiscal 2004. Sales of power supplies, services and other products accounted for the balance of our revenues.

In July 2002, we purchased the assets of N2Power, Incorporated, a supplier of ultra small high efficiency open-frame switching power supplies. Power supplies provided by N2Power are utilized within some of our tape library products as well as sold to original equipment manufacturers and contract manufacturers for incorporation into their products. N2Power products are sold under the N2Power brand name as well as under a private label brand name through independent sales representatives and distributors. Revenues from N2Power products totaled approximately 11.9% of revenues for fiscal 2006, 5.0% of revenues for fiscal 2005 and 1.8% of revenues for fiscal 2004.

INDUSTRY BACKGROUND

Storing, managing and protecting data has become critical to the operation of many enterprises and governments as the world economy becomes increasingly information dependent. The data storage industry is growing in response to the increase in the amount of data that is generated and that must be preserved. The amount of data has been increasing due to the growth in the number of computers, the number, size and complexity of computer networks and software applications, and the emergence of new applications such as image processing, internet services, medical image storage, video and motion picture image storage, and other multi-media applications. In addition, businesses continue to generate increasing amounts of traditional business information with respect to their products, customers and financial data. This increase in the amount of data that is generated stimulates increases in the demand for data storage and the management of this data.

FACTORS DRIVING GROWTH IN DATA STORAGE

•	Increased demand from Internet businesses. The growth in the Internet has created businesses that depend on the creation, access to and archival storage of data. We believe this demand will continue to grow as individuals and businesses increase their reliance on the Internet for communications, commerce and data retrieval.

•	Growth in new types of data. New types of data are also fueling the growth in data storage. For example, graphics, audio, video, medical and security images, and multi-media uses such as video on demand, require far greater storage capacity than text and financial data.

•	Recognition of the critical importance of data. Corporate databases contain useful information about customer records, order patterns and other factors that can be analyzed and transformed into a valuable asset and a competitive advantage. The ability to efficiently store, manage and protect this information is important to the value and success of many businesses. The usefulness of past and present data is further enhanced by sophisticated data mining software applications that can access and analyze large databases.

•	Growing awareness of the need for disaster protection. Companies are recognizing that without their data they may not survive. Natural disasters, as well as overt and covert actions targeted at individual companies, classes of users or whole countries, can destroy data and entire data centers, threatening a company’s very existence. Systematic replication and secure off-site storage of corporate data is recognized as the best defense against catastrophic data loss. Tape libraries are a key technology in most corporate data disaster protection plans.

•	Compliance with new regulatory requirements for records retention. Many businesses now have to deal with new regulatory requirements from various governmental agencies that require businesses to retain data for longer periods of time. The regulations that have received the most visibility include HIPAA requirements covering medical records; Sarbanes-Oxley, which addresses corporate governance; and Rule 17a under the Securities Exchange Act of 1934, regarding recordkeeping requirements for the securities industry. These regulations and others are projected to increase demand for long-term storage capacity over the next few years.

•	Growth in network computing applications and data. The use of computer networks has shifted critical information and applications to network servers to allow more people to gain access to stored data as well as to create new data. As the speed of network computing has increased, numerous new applications have become feasible such as computer fax and e-mail, all of which generate progressively more data. Organizations are increasingly aware of the need to protect this data, as networks become a mission-critical element of many operations.

•	Decrease in the costs of storing data. The costs of data storage have decreased with advances in technology and improved manufacturing processes. We expect these costs to continue to decrease. The decrease in the cost of data storage encourages the storage of more data and makes it more cost effective to simply add more storage capacity than to remove old data, which in the past may have been purged periodically.

ADVANCES IN STORAGE MANAGEMENT TECHNOLOGIES

The growth in data is contributing to an evolution in traditional storage solutions. New technologies are designed to provide high-speed connectivity for data-intensive applications across multiple operating systems, including UNIX, Windows, and Linux. These new methods of storage and data management technologies include the following:

•	Fibre Channel. Fibre Channel is an interface technology based on industry standards for the connection of storage devices to networks. Interface is the term used to describe the electronics, cabling and software used to facilitate communications between devices. With Fibre Channel, users are better able to share stored information with other storage devices and servers over longer distances, with faster data transfer speeds, thereby increasing the importance of storage area networks.

•	Storage Area Networks. Storage Area Network, or SAN, architecture applies the inherent benefits of a networked approach to data storage applications, which allows data to move efficiently and reliably between multiple storage devices and servers. The benefits of SAN architecture also include increasing the expandability of existing storage solutions and providing a higher level of connectivity than exists with traditional technologies. Additionally, SANs are able to provide these benefits across multiple operating systems.

•	Advanced storage management software. This software automatically migrates infrequently accessed data to the lower cost storage medium such as a tape library. A user’s request for this data at some later date will recall the data automatically from the tape library. This process reduces the overall storage cost by using the least expensive storage medium to store data that is not expected to be needed on a frequent basis. Advances in storage management software have increased the ability of businesses to more cost-effectively store, manage and retrieve data, which in turn allows businesses to operate more efficiently.

•	Network Attached Storage. Current storage devices are dependent on a file server for all commands and control. Network attached storage devices give storage devices file server functionality, which allow users to plug a storage device directly into a network without requiring a separate file server. This allows users to maintain, or even enhance, system performance while saving on both time and cost.

TYPES OF DATA STORAGE

Current non-volatile storage solutions are based primarily on two technologies: magnetic disk and magnetic tape. These technologies represent a compromise among a variety of competing factors including capacity, cost, speed, portability and data reliability. Magnetic tapes are removable, which allows them to be transported easily to an off-site location for security or protection from physical harm. Magnetic disks provide quicker access to stored data and generally are used when speed is important. Less frequently used data is often migrated from magnetic disks to tape storage. Tape libraries provide an online solution, where less frequently used data files are stored on tape at substantially lower cost compared to disk while still providing automated access.

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

Tape drives and tape media are the two key components of tape libraries. The costs of tape drives and tape media have declined with advances in technology, and we expect this trend to continue. As prices decline, new applications for automated storage become justified, further increasing the number of applications that can benefit from the use of tape libraries. We believe that continued technological improvements in tape drives and tape media will continue to reduce overall storage costs in the future.

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

Value added resellers develop and install storage solutions for enterprises that face complex storage needs but lack the in-house capability of designing and implementing the proper solution or have chosen to outsource these functions. Typically, the value added reseller will select among a variety of different hardware technologies and software options, as well as provide installation and other services, to deliver a complete storage solution for the end user. Value added resellers require rapid turnaround of orders, custom configuration of tape libraries, drop shipment to their customer’s site, software, and marketing and technical support.

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

Our tape libraries are compatible with over forty-five(45) third-party storage management software packages, including those supplied by Computer Associates, EMC/Legato, Tivoli, Symantec/Veritas, CommVault and BakBone Software. Storage management software enables network administrators to allocate the use of storage technologies among user groups or tasks, to manage data from a central location, and to retrieve, transfer and backup data between multiple workstations. We believe that storage management software is a crucial component of any automated storage installation, and lack of compatibility is a significant barrier to entry for new tape library competitors. To ensure compatibility, our engineers work with independent software vendors during the product development cycles. We do not have contracts with any independent software vendors, nor do we need access to their software code to design our products. We maintain relationships with them by supplying tape libraries so they can qualify their software to work with our tape libraries and by evaluating their software for compatibility with our tape libraries. We also support our relationships with them by keeping them informed about current and anticipated changes to our products and by referring business to them when value added resellers or end users inquire about storage management software sources.

STRATEGY

Our goals are to enhance our position as a supplier of automated tape libraries and to maintain or increase our market share in each of the tape formats in which we compete. To achieve these goals, we intend to:

•	Offer libraries for multiple tape drive technologies. We offer tape libraries for a range of tape drive technologies, including LTO, AIT, Super AIT, and SuperDLT. By offering products based on multiple tape drive technologies, we reduce our dependence on the success of any single tape technology and can offer products that target the specific preferences of resellers and original equipment manufacturers and their end user customers.

•	Focus on value added reseller channels. We sell our products primarily through selected value added resellers who have a strong market presence, have demonstrated the ability to work directly

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

PRODUCTS

Tape Libraries

We offer a number of tape library families, each capable of incorporating one or more tape drive technologies, as summarized in the following table:

	Tape Drive	Range of Tape		Maximum Capacity
Product Family	Technology	Cartridges		in Terabytes(1)

TLS-4000	Sony AIT	12 to 600		120.0
TLS-5000	Sony SAIT	33 to 264		132.0
TLS-6000	Quantum SDLT	10 to 240		72.0
TLS-8000	LTO	11 to 264		105.6
RLS-4000	Sony AIT	22 to 70		14.0
RLS-5000	Sony SAIT	16 to 44		22.0
RLS-6000	Quantum SDLT	27		8.1
RLS-8000	LTO	12 to 44		17.6
XLS Series	LTO	295-2805	(2)	1122.0	(2)

(1)	A Terabyte is one million megabytes, or one thousand gigabytes. The table shows native capacity and excludes gains from data compression, which can increase capacity by more than 100%.

(2)	2,805 tapes and 1,122.0 terabytes reflect the product configuration at its initial release stage. Planned future releases of internal firmware will allow expansion to as high as 6,265 tapes and 2,506.0 terabytes using LTO-3 tape technology.

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

Tape libraries generally contain two or more tape drives and from ten to thousands of tapes. We design our tape libraries for continuous, unattended operation. Multiple tape drives allow simultaneous access to different data files by different users on the network, and increase the rate at which data can move on to, out of, or within the network. A library with multiple tape drives can back up data using all drives simultaneously, significantly speeding up the recording process. In some of our libraries, tape cartridges are stored in removable magazines, allowing for easy bulk removal of the tapes. Our libraries also offer features such as barcode readers to scan cartridge labels and an input/output port for importing and exporting tapes under system control. Several of our library models are expandable in the field by increasing the number of tape storage positions. This feature provides the end user with the ability to increase data capacity as storage needs grow.

We continue to develop and release new libraries to expand our product offerings to meet the changing demands of the marketplace. In addition, we continue to enhance and improve our existing products to maintain our competitive position.

Some of our tape libraries incorporate a number of specialized features that we believe improve reliability, serviceability and performance, including:

•	Rapid tape drive replacement. We design our libraries so that a tape drive can be replaced quickly without special tools. This feature minimizes the off-line time required when a tape drive must be replaced, and frequently avoids the high cost and delays of a service call.

•	Fibre Channel connectivity. We offer a Fibre Channel option on many of our models for connection to Storage Area Networks and other high performance applications.

•	Closed-loop servo control. Our tape libraries use digital closed-loop servo control for robotic motion to provide precise tape handling. This yields motion that is smooth, repeatable and highly reliable.

•	Brushless motors. Motors are a key component in any robotic system. We use only brushless electric motors in our tape libraries. Brushless motors provide longer life and less electrical noise compared to conventional brush-type motors. We build many of our own motors in order to obtain optimum performance and reliability.

•	Remote management. Many larger companies with global back-up requirements or disaster management programs require tape libraries that can be located off-site in various regions, but that must be administered from a single location. With our remote library manager, customers can put libraries anywhere in the world and manage them from a single administrative hub using a standard web browser.

Our RLS Series of tape libraries are designed to fit efficiently in equipment racks and provide back-up capacity in only five standard units, or a total of 8.75 inches of rack space. In addition, some models in the RLS series were designed to support dual-redundant power supplies and hot-swappable tape drives.

Power Supplies

In addition to tape libraries, we design, manufacture, and sell ultra small, open frame, high efficiency switching power supplies. These power supplies are used to convert AC line voltage to DC for use in a wide variety of electronic equipment such as telecommunications equipment, machine tools, routers, switches, wireless systems and gaming devices.

Our power supplies are sold under the N2 Power brand. We have specialized in units that are less than 1 3/4 inches high and that are optimized for high efficiency operation. The high efficiency allows the units to be operated in confined spaces without heating up the surrounding equipment.

We believe that as worldwide energy concerns and energy costs rise, our high efficiency approach will become more important. Additionally, these products are utilized within some of our tape library products.

Other Products

We also sell ancillary products related to our tape libraries, such as tape media, tape magazines, cables, bar code labels and fibre channel adapters.

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

We believe that by selling directly to value added resellers, we have an advantage over competitors who will often sell directly to end users, thereby competing with their resellers. Some of the advantages of our strategy include the following:

•	Higher profit margins. Focusing on this channel, we achieve economies that result in higher profit margins to be shared by both the reseller and us.

•	Custom configurations. We offer custom configurations of our products, such as special paint, private branding and non-standard options, on very short notice.

•	Channel conflicts avoided. We refer substantially all end user inquiries to our reseller partners. Frequently, our sales force will make end user visits with resellers to help close a pending sale.

•	Credit. We extend credit terms to resellers who meet our credit requirements.

•	Rapid delivery. We generally ship a product within one to three working days of confirming an order, rivaling the delivery time of competitors that use distributors to bring products to market.

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

Our international sales are currently directed from our corporate offices in Simi Valley, California. European sales are coordinated through our European sales office in the United Kingdom. All of our international sales are denominated in U.S. dollars. Revenues from customers outside of North America were approximately $5.7 million, or 26.1% of revenues in fiscal 2006, approximately $6.9 million, or 27.3% of revenues in fiscal 2005, and approximately $10.2 million or 32.4% of revenues in fiscal 2004.

Our sales are spread across a broad customer base. Revenues from Qualstar’s two largest customers combined were approximately 13.4%, 13.9%, and 14.6% for the years ended June 30, 2006, 2005, and 2004, respectively and no single customer accounted for more than 10% of our revenue.

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

We conduct sales and technical training classes for our resellers. We also conduct various promotional activities for resellers and end users, including product-specific rebates and cooperative advertising.

CUSTOMER SERVICE AND TECHNICAL SUPPORT

We believe that strong customer service and technical support is an essential aspect of our business. Our customer service and technical support efforts consist of the following components:

•	Technical support. Our technical support personnel are available twenty-four hours per day, Monday through Friday. Technical support personnel are available to all customers at no charge by telephone, facsimile and e-mail to answer questions and solve problems relating to our products. Estimated costs of this service are provided for when revenue is recognized. Our technical support personnel are trained in all aspects of our products. Our support staff is located at our headquarters in Simi Valley, California. We sell service contracts for on-site service of our tape libraries installed within the United States and Canada, which are fulfilled by IBM Corporation and on-site service contracts sold in Europe are fulfilled by Eastman Kodak S.A. Commercial Imaging Group.

•	Sales engineering. Our engineers provide pre-sales support to our resellers, and post-sales support if necessary. Engineers typically become involved in more complex problem-solving situations involving interactions between our products, third-party software, network server hardware and the network operating systems. Engineers work with resellers and end users over the telephone and at an end user site as required.

•	Training. We offer a product maintenance training program for end users, value added resellers, original equipment manufacturers, customer service and technical support personnel. We conduct training classes at our headquarters.

•	Warranty. The warranty period on our tape libraries is three years. Some TLS and all RLS models have three year advance replacement warranty coverage that provides for replacement of components or, if necessary, complete libraries. All other TLS models have a one year advance replacement warranty with the second and third year being return-to-factory for service at no charge. Customers may purchase extended advance replacement service coverage and on-site service if they are located in the United States, Canada and some countries within Europe.

MANUFACTURING AND SUPPLIERS

We manufacture all of our tape libraries at our facility in Simi Valley, California. We operate our manufacturing on one daily eight-hour shift. However, if required, we have the ability to add a second or third shift to increase our capacity.

To respond rapidly to orders, we build our tape libraries to a semi-finished state, perform full testing and then place the tape libraries in a holding area until an order is received. Once an order is confirmed, we remove the unit from the holding area, install tape drives and configure the unit to meet the specific requirements of the order, retest and then ship.

The manufacturing cycle to bring our libraries to a semi-finished state is approximately five working days for our TLS and RLS libraries and approximately 30 working days for our XLS libraries. We believe that this process represents an effective way to control our inventory levels while maintaining the ability to fill specific orders in short lead times. We coordinate inventory planning and management with suppliers and customers to match our production to market demand. Once we confirm an order, we generally ship the product within one to three working days. We believe this response time is among the fastest in the industry and gives us a competitive edge. Because we fill the majority of our orders as they are received, our backlog generally is small and is not indicative of future revenues.

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

COMPETITION

The market for automated tape libraries is intensely competitive and characterized by rapidly changing technology and evolving standards. Because we offer a broad range of libraries for different tape drive technologies, we tend to have a large number of competitors that differ depending on the particular format and performance level. Our principal competitors in this market segment include Sun/StorageTek, Quantum Corporation, Overland Storage, Inc., and Spectra Logic Corporation.

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

RESEARCH AND DEVELOPMENT

Our research and development team consists of engineers and technicians who have data storage and related industry experience. We have developed over 40 separate tape library models for eleven different tape formats over the last eleven years.

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

Our research and development expenses were approximately $3.1 million in fiscal 2006, approximately $3.8 million in fiscal 2005, and approximately $4.3 million in fiscal 2004. We anticipate research and development costs to remain about the same in fiscal 2007.

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

EMPLOYEES

As of September 12, 2006, we had 89 employees, including 30 in operations and manufacturing, 22 in research and development, 6 in customer service and technical support, 17 in sales and marketing, and 14 in administration and finance. We also employ a small number of temporary employees and consultants as needed. We are not a party to any collective bargaining agreement or other similar agreement. We believe that we have a good relationship with our employees.

EXECUTIVE OFFICERS OF THE REGISTRANT
Executive Officers

Officers are elected by and serve at the discretion of the board of directors. The executive officers of Qualstar as of September 25, 2006 are:

Name	Age	Position

William J. Gervais	63	Chief Executive Officer, President, Director and Acting Chief Financial Officer(1)
Richard A. Nelson	63	Vice President of Engineering, Secretary and Director
David L. Griffith	49	Vice President of Operations
Robert K. Covey	59	Vice President of Marketing
Robert C. King	62	Vice President of Sales

(1)	Our previous Chief Financial Officer resigned effective as of August 18th, 2006. We are actively searching for a new Chief Financial Officer. In the interim, Mr. Gervais is serving in the capacity of Chief Financial Officer.

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

David L. Griffith, our Vice President of Operations, joined the company in October of 2001. From 1999 to 2001, Mr. Griffith served as the President and Chief Executive Officer of Stardrive Solutions Inc., a software solutions provider for the broadcast automation industry. From 1998 to 1999, Mr. Griffith was the Corporate Vice President of Business Development at Tandberg Data ASA where he was responsible for the development of worldwide business plans and corporate expansion activities. From 1994 to 1998, Mr. Griffith was the President and Chief Executive Officer of Tandberg Data, Inc. located in Simi Valley, California. From 1990 to 1994, Mr. Griffith was the Vice President of Sales and Marketing for Tandberg Data, Inc. From 1987 to 1990, Mr. Griffith acted as Marketing Manager and Program Manager for the Memory Products Group of Siemens Information Systems. Mr. Griffith received a degree in Mechanical Engineering from California State Polytechnic University in 1980.

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

ITEM 1A. RISK FACTORS

This Annual Report on Form 10-K contains forward-looking statements, as described at page 3 of this report under the caption “Forward-Looking Statements.” We believe that the risks described below are the most important factors which may cause our actual future results of operations to differ materially from the results projected in the forward-looking statements.

RISKS RELATED TO OUR BUSINESS

The principal risks applicable to our business in general are described below. Specific risks applicable to our tape library and power supply operating segments are described in the following subsections of Item 1A.

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

We normally ship products within a few days after orders are received. Consequently, we do not have significant order backlog and a large portion of our revenues in each quarter result from orders placed during that quarter. Because backlog can be an important indicator of future revenues, our lack of backlog makes it more difficult to forecast our future revenues. Since our operating expenses are relatively fixed in the short term, unexpected fluctuations in revenues could negatively impact our quarterly operating results.

Our research and development spending may not yield results that justify the costs incurred.

In recent fiscal years we have spent substantial amounts for research and development. Our products and markets are technologically advanced and rapidly evolving, and we cannot be assured that these efforts will successfully provide us with new or upgraded products that will be competitive. If these programs are not successful, our investment in research and development will not yield corresponding benefits to us.

Our customers have the right to return our products in certain circumstances. An excessive number of returns may reduce our revenues.

Our customers have 30 days from the date of purchase to return products that do not conform to an end user’s requirements. Distributors have additional return privileges that extend well beyond 30 days. We may otherwise allow product returns if we think that doing so maximizes the effectiveness of our sales channels and promotes our reputation for quality and service.

Although we estimate and reserve for potential returns in our reported financial results, actual returns could exceed our estimates. If the number of returns exceeds our estimates, our financial results could be adversely impacted for the periods during which returns are made.

We may spend money pursuing sales that do not occur when anticipated or at all.

Original equipment manufacturer customers typically conduct significant evaluation, testing, implementation and acceptance procedures before they begin to market and sell new products. This evaluation process is lengthy and may range from six months to one year or more. This process is complex and may require significant sales, marketing, engineering and management resources on our part. The process becomes more complex as we simultaneously qualify our products with multiple customers or pursue large orders with a single customer. As a result, we may expend resources to develop customer relationships before we recognize any revenue from these relationships, if at all.

We sell a significant portion of our products to customers located outside the United States. Currency fluctuations and increased costs associated with international sales could make our products unaffordable in foreign markets, which would reduce our revenue or profitability.

Revenues from shipments to customers outside of North America accounted for approximately 26.1% of revenues in fiscal 2006, approximately 27.3% of revenues in fiscal 2005 and approximately 32.4% of revenues in fiscal 2004. We believe that international sales will continue to represent a significant portion of our revenues. Our international sales subject us to a number of risks, including:

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

Our quarterly revenues and operating results have fluctuated in the past, and are likely to vary significantly in the future due to several factors, including:

•	general economic conditions affecting spending for information technology;

•	increased competition and pricing pressures;

•	reductions in the size, delays in the timing, or cancellation of significant customer orders;

•	shifts in product or distribution channel mix;

•	the timing of the introduction or enhancement of products by us, our original equipment manufacturer customers or our competitors;

•	expansions or reductions in our relationships with value added reseller and original equipment manufacturer customers;

•	financial difficulties affecting our value added reseller or original equipment manufacturer customers that render them unable to pay amounts owed to us;

•	market acceptance of new and enhanced versions of our products;

•	new product developments by storage device manufacturers, such as disk drives, that could render our products less cost effective or less competitive;

•	the rate of growth in the data storage market and the various segments within it;

•	timing and levels of our operating expenses; and

•	availability of key components and performance of key suppliers.

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

Our executive officers and directors own beneficially, in the aggregate, approximately 43% of our outstanding common stock as of June 30, 2006. As a result, these shareholders will be able to exercise significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us. The interests of our officers and directors, when acting in their capacity as shareholders, may lead them to:

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

We historically have pursued a policy of reinvesting our earnings in research and development, expanding our value added reseller and original equipment manufacturer relationships, and expanding our manufacturing capabilities. Consequently, we have never paid dividends on our shares of capital stock. We currently intend to continue this policy for the foreseeable future to strengthen our financial and competitive position in the markets in which we operate.

Trading in our stock has been limited and our stock price has been volatile. Consequently, it may be difficult to sell your shares.

There has been very little trading in shares of our stock and some days it does not trade at all. This, as well as the factors listed below, has caused the price of our stock to be volatile. Consequently, it may be difficult to sell your shares of our stock at the price you paid for them or at a price equal to that quoted on The Nasdaq Stock Market. Factors that may cause our stock price to fluctuate in the future include:

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

RISKS RELATED TO OUR TAPE LIBRARY BUSINESS

The principal risks applicable specifically to our tape library operating segment are described below.

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

Automated tape libraries and related products, such as tape drives and tape media, represented approximately 66.2% of our revenues for fiscal 2006, approximately 75.1% of our revenues for fiscal 2005 and approximately 81.4% of our revenues for fiscal 2004. We depend on a limited number of third-party manufacturers to supply us with the tape drives and tape media that we incorporate into our automated tape libraries. Some tape drive manufacturers, including Sony Corporation and Quantum Corporation, compete with us by also manufacturing tape libraries. There can be no assurance that other tape drive manufacturers will not also begin to manufacture libraries.

Historically, some of these suppliers have been unable to meet demand for their products and have allocated their limited supply among customers. If suppliers limit our supply of tape drives or tape media, we may be forced to delay or cancel shipments of our tape libraries. The major supplier risks we face include the following:

•	Sony Electronics, Inc. is our sole-source supplier of AIT and Super AIT drives and media. In the past, Sony has allocated some of their products and may allocate them again in the future. In fiscal 2006 we derived approximately $7.9 million or 36.4% of our revenues, in fiscal 2005 we derived approximately $12.0 million, or 47.8%, of our revenues, and in fiscal 2004 we derived approximately $16.1 million, or 51.1% of revenues from the sale of libraries, tape drives and tape media based on Sony AIT and Super AIT technologies. If Sony reduces its sales to us or raises its prices, we could lose revenues and our margins could decline.

•	Quantum Corporation is our sole-source supplier of SuperDLT tape drives and competes with us as a manufacturer of automated tape libraries. In the past, Quantum has allocated quantities of tape drives among its customers. It is possible that Quantum will allocate again, and as a result, may be unable to meet our future SuperDLT tape drive requirements.

•	The LTO standard was developed by an industry consortium consisting of IBM, Hewlett Packard and Quantum/Certance. LTO competes with AIT and other half-inch tape drives and media. All three drive suppliers also sell automated tape libraries that utilize LTO tape drives and compete with our products. Therefore, even if we receive adequate allocation, it may be at a price that renders our products uncompetitive.

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

We rely on tape technology for a substantial part of our revenues. Our business will be harmed if demand for storage solutions using tape technology declines or fails to develop as we expect.

We derive a high percentage of our revenues from products that incorporate some form of tape technology. We expect to derive a high percentage of our revenues from these products for the foreseeable future. As a result, we will continue to be subject to the risk of a decrease in revenues if demand for these products declines or if rising prices make it more difficult to obtain them. If products incorporating other technologies gain comparable or superior market acceptance and competitive price advantage, our business, financial condition and operating results could be adversely and materially affected unless we successfully develop and market products incorporating the new technology.

If we fail to develop and introduce new products on a timely and cost-effective basis, or if our products do not contain the features required by the marketplace, we will eventually lose market share and sales to more innovative competitors.

The market for our products is characterized by rapidly changing technology and evolving industry standards. The future success of Qualstar will depend on our ability to anticipate changes in technology, to develop new and enhanced products on a timely and cost-effective basis, and to introduce, manufacture and achieve market acceptance of these new and enhanced products. In particular, our success will depend on the market acceptance of our new XLS family of automated tape libraries. Our RLS and TLS families of tape libraries are facing increasing competition from products manufactured by our competitors and may face competition from other types of storage devices that may be developed in the future.

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

The utility of an automated tape library depends upon the storage management software, which supports the library and integrates it into the user’s computing environment to provide a complete storage solution. We do not develop and have no control over the development of this storage management software. Instead we rely on third party independent software vendors to develop and support this software. Accordingly, the continued development and future growth of the market for our products will depend partly upon the success of software vendors to meet the overall data storage and management needs of tape library purchasers and our ability to maintain relationships with these firms. Although we do not have contracts with any third party independent software vendors, we maintain relationships with them by:

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

Undetected flaws could increase our costs, reduce our revenues and divert resources from our core business needs.

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

RISKS RELATED TO OUR POWER SUPPLY BUSINESS

The principal risks applicable specifically to our power supply operating segment are described below.

We depend on a single contract manufacturer for the majority of our power supplies. Loss of this supplier could harm our business.

The primary supplier of our N2 Power power supplies is located in China. If this manufacturer should be unable to deliver products to us on a timely basis or at all, our power supply business could be adversely affected. Though we have four years of favorable experience with this supplier, there can be no assurance that circumstances might not change and compel this supplier to curtail or terminate deliveries to us.

Environmental health and safety laws may restrict our operations.

We are subject to local laws and regulations in various regions in which we sell our power supplies, including the European Union (“EU”) in particular. A new EU directive may have a material impact on our business. The Restriction of Certain Hazardous Substances Directive (RoHS), which restricts the distribution of certain substances, including lead, within the EU, became effective July 1, 2006. We are in the process of transitioning our power supply manufacturing to a RoHS compliant process. During the transition, there is risk that some of our inventory manufactured before the transition may become unmarketable in the EU, resulting in inventory write downs that could adversely affect our operating results.

Price erosion may have a material adverse effect on our margins and profitability.

The majority of the power supply manufactures that we compete with have substantially more resources and more models available than we do. Additionally the power supply business is generally characterized by intense competition. There can be no assurances that a competitor will not choose to use such resources to underprice our products in the market, thereby adversely affecting our sales or margins.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

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

We also lease approximately 4,300 square feet of office space in Boulder, Colorado, that houses our Advanced Development Group. The lease of the Boulder, Colorado facility expires in 2007. Subsequent to June 30, 2006, we extended the Colorado facility lease through May 2009. Additionally, we have a sales office in Surrey, United Kingdom.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Qualstar’s common stock is quoted on The NASDAQ Stock Market (NASDAQ Symbol — QBAK). The following table sets forth the high and low closing sale prices of our common stock as reported by NASDAQ, during the periods indicated:

Period	Date Range	High	Low

Fiscal 2006:
First Quarter	July 1 — September, 30, 2005	$4.51	$3.55
Second Quarter	October 1 — December 31, 2005	$5.00	$3.21
Third Quarter	January 1 — March 31, 2006	$4.50	$3.30
Fourth Quarter	April 1 — June 30, 2006	$4.20	$3.00
Fiscal 2005:
First Quarter	July 1 — September, 30, 2004	$6.44	$5.00
Second Quarter	October 1 — December 31, 2004	$6.94	$4.33
Third Quarter	January 1 — March 31, 2005	$5.00	$4.00
Fourth Quarter	April 1 — June 30, 2005	$4.55	$3.53

There were approximately 47 owners of record of Qualstar’s common stock as of September 15, 2006.

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

	Years Ended June 30,
	2006	2005	2004	2003	2002
	(In thousands, expect per share amounts)

Statements of Income Data:
Net revenues	$21,731	$25,144	$31,530	$33,557	$37,631
Cost of goods sold	14,856	16,529	19,575	21,171	23,753

Gross profit	6,875	8,615	11,955	12,386	13,878

Operating expenses:
Research and development	3,083	3,750	4,268	3,994	2,136
Sales and marketing	3,213	3,350	3,607	3,834	3,048
General and administrative	3,629	3,955	5,420	4,428	5,222

Total operating expenses	9,925	11,055	13,295	12,256	10,406

Income (loss) from operations	(3,050)	(2,440)	(1,340)	130	3,472
Investment income	1,269	858	624	693	1,133
Impairment loss for other-than-temporary decline in investments	—	—	(160)	—	—

Income (loss) before income taxes	(1,781)	(1,582)	(876)	823	4,605
Provision (benefit) for income taxes	(89)	65	(145)	274	1,845

Net income (loss)	$(1,692)	$(1,647)	$(731)	$549	$2,760

Earnings (loss) per share:
Basic	$(0.14)	$(0.13)	$(0.06)	$0.04	$0.22

Diluted	$(0.14)	$(0.13)	$(0.06)	$0.04	$0.22

Shares used to compute earnings (loss) per share:
Basic	12,253	12,398	12,577	12,579	12,475

Diluted	12,253	12,398	12,577	12,666	12,664

	June 30,
	2006		2005		2004	2003	2002
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$6,845		$12,210		$6,401	$6,236	$4,859
Marketable securities	26,822		21,854		29,376	29,857	25,987
Working capital	29,012	*	25,121	*	46,534	47,191	46,507
Total assets	45,399		47,223		51,647	52,096	50,758
Total debt	—		—		—	—	—
Shareholders’ equity	42,858		44,653		48,064	48,868	47,973

*	In fiscal 2006 and 2005, certain marketable securities were reclassified to long-term assets.

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

Our international sales efforts are currently directed from our corporate offices in Simi Valley, California. European sales are coordinated through our European sales office in the United Kingdom. All of our international sales are denominated in U.S. dollars. Revenues from sales outside North America were approximately $5.7 million, or 26.1% of revenues in fiscal 2006, approximately $6.9 million, or 27.3% of revenues in fiscal 2005, and approximately $10.2 million, or 32.4% of revenues in fiscal 2004.

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

Net revenues include revenues from the sale of tape libraries, library tape drives, tape cartridges, ancillary products, and power supplies. Ancillary revenues include service, repair, and on-site service agreements net of the cost of any third party service contracts. Automated tape libraries and related products, such as tape drives and tape media, represented approximately 66.2% of revenues in fiscal 2006, approximately 75.1% of revenues in fiscal 2005, and approximately 81.4% of revenues in fiscal 2004. Sales of ancillary products and services, and power supplies accounted for the balance of our revenues.

Gross margins depend on several factors, including the cost of manufacturing, product mix, customer demand and the level of competition. Larger tape libraries provide higher gross margins than do smaller tape libraries primarily because the competition is less intense in this market segment.

Research and development activities include the design and development of new products, as well as enhancements to existing products. Our engineering group is developing our next generation of automated tape libraries, currently in transition from the development phase to the production phase, with manufacturing now set up in our Simi Valley facility. We expect research and development expenses to stay approximately the same in absolute dollars in fiscal 2007.

We expect general and administrative expenses to decrease slightly in absolute dollars in fiscal 2007. We expect sales and marketing expenses to increase in fiscal 2007 due to additional expenses associated with bringing our next generation tape libraries to market.

We recorded deferred compensation of approximately $1.7 million in the third quarter of fiscal 2000, representing the difference between the exercise price of stock options and restricted stock granted to employees and directors during fiscal 2000 and the deemed fair value for accounting purposes of our common stock on the grant dates. Amortization of deferred compensation, which was recorded as general and administrative expense in the statement of operations, was $0 in fiscal 2006 and fiscal 2005 and approximately $140,000 in fiscal 2004. The deferred compensation related to these stock options and restricted stock was fully amortized as of June 30, 2004.

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

Revenue Recognition

Revenue is recognized upon shipment of product to our customers, less estimated returns, for which provision is made at the time of sale. Title and risk of loss transfer to the customer when the product leaves our dock in Simi Valley, California, or another shipping location designated by us. In general, these customers are allowed to return the product, free of penalty, within thirty days of shipment, if the product does not meet the end user’s requirements.

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

Share-Based Compensation

Share-based compensation is accounted for in accordance with SFAS 123R, “Share-Based Payment.” We use the Black-Scholes option pricing model to determine fair value of the award at the date of grant and recognize compensation expense over the vesting period. The inputs we use for the model require the use of judgement, estimates and assumptions regarding the expected volatility of the stock, the expected term the average employee will hold the option prior to the date of exercise, and the amount of share-based awards that are expected to be forfeited. Changes in these inputs and assumptions could occur and actual results could differ from these estimates, and our results of operations could be materially impacted.

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

The Company had fiscal 2002 under audit by the Internal Revenue Service (“IRS”) for which the IRS issued a no change letter in the quarter ended March 31, 2005.

RESULTS OF OPERATIONS

The following table reflects, as a percentage of net revenues, statements of operations data for the periods indicated:

	Years Ended June 30,
	2006	2005	2004

Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	68.4	65.7	62.1

Gross margin	31.6	34.3	37.9
Operating expenses:
Research and development	14.2	14.9	13.5
Sales and marketing	14.8	13.4	11.4
General and administrative	16.7	15.7	17.2

Loss from operations	(14.1)	(9.7)	(4.2)
Investment income	5.8	3.4	2.0
Impairment loss for other-than-temporary decline in investments	—	—	(0.6)

Loss before provision (benefit) for income taxes	(8.3)	(6.3)	(2.8)
Provision (benefit) for income taxes	(0.4)	0.3	(0.5)

Net loss	(7.9)%	(6.6)%	(2.3)%

Revenues are recognized upon shipment of the product to the customer, less estimated returns, for which provision is made at the time of sale. The following table summarizes our revenue by major product line:

	Years Ended June 30,
	2006	2005	2004

Tape Library revenues:
TLS	42.6%	51.7%	56.4%
RLS	12.2	13.1	15.5

	54.8	64.8	71.9

Other revenues:
Service	14.5	10.5	7.6
Media	11.4	10.3	9.5
Power Supplies	11.9	5.1	1.8
Upgrades, Spares, 9 Track	7.4	9.3	9.2

	100.0%	100.0%	100.0%

Fiscal 2006 Compared to Fiscal 2005

Net Revenues.  Net revenues decreased from $25.1 million in fiscal 2005 to $21.7 million in fiscal 2006. The decrease of approximately $3.4 million, or 13.5% is attributed to declining unit sales of our older tape library products in the TLS and RLS product lines, incorporating AIT, SAIT, DLT, and LTO tape technology, in conjunction with lower average unit selling prices, partially offset by increased service and power supply revenue. Power supply revenue has doubled year over year while service revenue increased by approximately 19%.

Revenues from tape libraries and drives decreased to $11.9 million, or 54.8% of revenues, in the year ended June 30, 2006, from $16.3 million, or 64.8% of revenues, in the year ended June 30, 2005. We anticipate sales of our new enterprise-level XLS product line to contribute to tape library revenues in fiscal 2007. We also expect continued growth as a percentage of sales in our power supply revenues during fiscal 2007. We expect service revenue to remain flat as a percentage of sales in fiscal 2007.

Gross Profit.  Gross profit decreased from $8.6 million in fiscal 2005 to $6.9 million in fiscal 2006. The decrease of approximately $1.7 million, or 20.2%, is primarily due to lower revenues resulting in lower absorption of manufacturing overhead expenses, additional inventory reserves and lower average selling prices. We expect our gross margin percentage in the first half of fiscal 2007 to decrease, and then increase slightly as the XLS product line sales increase in the second half of fiscal 2007.

Research and Development.  Research and development expenses decreased from $3.8 million in fiscal 2005 to $3.1 million in fiscal 2006. The decrease of approximately $0.7 million, or 17.8%, is due primarily to lower salaries associated with a decrease in headcount, as our XLS product line transitioned from the development phase to the design verification phase, lower prototype material costs and lower consulting fees. We anticipate research and development expenses to remain the same in fiscal 2007.

Sales and Marketing.  Sales and marketing expenses decreased from $3.4 million in fiscal 2005 to $3.2 million in fiscal 2006. The decrease of approximately $0.2 million, or 4.1%, can be attributed primarily to a decrease in promotion and travel related expenses. We expect sales and marketing expenses to increase in fiscal 2007 related to the launch of our XLS product line.

General and Administrative.  General and administrative expenses decreased from $4.0 million in fiscal 2005 to $3.6 million in fiscal 2006. The decrease of approximately $0.4 million, or 8.2%, is due to lower legal and bad debt expenses. We anticipate that general and administrative expenses will remain the same in fiscal 2007.

Investment Income.  Investment income increased to $1.3 million in fiscal 2006 from $0.9 million in fiscal 2005. The increase of $0.4 million, or 48% is due to higher average short-term security balances combined with higher short-term yields available during the rising interest rate environment during fiscal 2006. We anticipate investment income to remain flat in fiscal 2007.

Provision for Income Taxes.  Provision for income taxes decreased from $0.1 million in fiscal 2005 to a benefit for income taxes of $0.1 million in fiscal 2006. The decrease of $0.2 million is due to the reversal of a reserve established in fiscal 2005 against research and development credits that were refunded in fiscal 2006.

Fiscal 2005 Compared to Fiscal 2004

Net Revenues.  Revenues for the year ended June 30, 2005 were $25.1 million, a decrease of 20.3% compared to net revenues of $31.5 million for the year ended June 30, 2004.

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

Provision for Income Taxes.  The provision for income taxes was $65,000, or −4.1% of pre-tax loss, for fiscal 2005 compared to a benefit of $145,000, or 16.6% of pre-tax loss, for fiscal 2004. The provision for income taxes in fiscal 2005 can be primarily attributed to establishing full valuation allowances against net deferred tax assets based on our assessment regarding the realizability of these benefits in future years offset by the recognition of research and development credits to be received. In fiscal 2004, the low effective tax benefit rate was primarily attributed to establishing valuation allowances for capital losses realized on a tax basis in fiscal 2004 and net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Cash used by operating activities was $0.0 million in fiscal 2006, and cash provided by operating activities was $0.2 million in fiscal 2005 and $0.3 million in fiscal 2004. In fiscal 2006, a breakeven in operating cash resulted from the receipt of research and development credit refunds and a decrease in accounts receivable, offset by a net loss for the year. In fiscal 2005, operating cash was primarily provided by refunds of fiscal 2002 federal and state income taxes paid and a decrease in accounts receivable, offset partially by decreases in accounts payable and other accrued liabilities. In fiscal 2004, operating cash was primarily provided by a refund of fiscal 2003 income taxes paid and increases in accounts payable and other accrued liabilities, offset partially by increases in accounts receivable and inventories.

Cash used in investing activities was $5.3 million in fiscal 2006, and cash provided by investing activities was $7.3 million in fiscal 2005 and cash used in investing activities was $15,000 in fiscal 2004. Cash used in investing activities in fiscal 2006 related primarily to the purchase of marketable securities and equipment partially offset by sales of marketable securities. Cash provided by investing activities in fiscal 2005 related primarily to sales of marketable securities partially offset by purchases of equipment. Cash used in investing activities in fiscal 2004 related primarily to purchases of marketable securities as well as equipment and leasehold improvements.

Cash used in financing activities was $0.0 million in fiscal 2006, $1.7 million in fiscal 2005 and $0.1 million in fiscal 2004. Cash used in financing activities for fiscal 2005 and 2004, related primarily to repurchasing shares of the Company’s common stock.

As of June 30, 2006, we had $6.8 million in cash and cash equivalents and $26.8 million in marketable securities. We believe that our existing cash and cash equivalents and funds available from the sale of our marketable securities, will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. We may utilize cash to invest in businesses, products or technologies that we believe are strategic. We regularly evaluate other companies and technologies for possible investment by us. In addition, we have made and may in the future make investments in companies with whom we have identified potential synergies. However, we have no present commitments or agreements with respect to any material acquisition of other businesses or technologies.

SUMMARY OF CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following is a summary of our future payments due under contractual obligations as of June 30, 2006:

	Operating	Purchase
Year Ended June 30	Leases	Obligations	Total
	(In thousands)

2007	$592	$1,698	$2,289
2008	554	—	554
2009	570	—	570
2010	588	—	588
2011	307	—	307

	$2,611	$1,698	$4,308

Purchase obligations in the table above represent the value of open purchase orders as of June 30, 2006. We believe that some of these obligations could be canceled for payment of a nominal penalty or no penalty; however, the amount of open purchase orders that could be canceled under such terms is difficult to quantify.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Qualstar Corporation

We have audited the accompanying consolidated balance sheets of Qualstar Corporation as of June 30, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Qualstar Corporation at June 30, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, in fiscal 2006 the Company changed its method of accounting for share-based compensation.

/s/ ERNST & YOUNG LLP

Woodland Hills, California
September 15, 2006

QUALSTAR CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$6,845	$12,210
Marketable securities, short-term	14,040	3,700
Accounts receivable, net of allowances of $118 at June 30, 2006 and $248 at June 30, 2005	2,700	3,532
Inventories	7,298	7,157
Prepaid expenses and other current assets	511	452
Prepaid income taxes	159	640

Total current assets	31,553	27,691

Property and equipment, net	924	1,188
Marketable securities, long-term	12,782	18,154
Other assets	140	190

Total assets	$45,399	$47,223

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$783	$763
Accrued payroll and related liabilities	466	496
Other accrued liabilities	1,292	1,311

Total current liabilities	2,541	2,570

Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized, 12,253 shares issued and outstanding as of June 30, 2006 and June 30, 2005, respectively	18,503	18,370
Accumulated other comprehensive loss	(395)	(159)
Retained earnings	24,750	26,442

Total shareholders’ equity	42,858	44,653

Total liabilities and shareholders’ equity	$45,399	$47,223

See accompanying notes

QUALSTAR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended June 30,
	2006	2005	2004

Net revenues	$21,731	$25,144	$31,530
Cost of goods sold	14,856	16,529	19,575

Gross profit	6,875	8,615	11,955

Operating expenses:
Research and development	3,083	3,750	4,268
Sales and marketing	3,213	3,350	3,607
General and administrative	3,629	3,955	5,420

Total operating expenses	9,925	11,055	13,295

Loss from operations	(3,050)	(2,440)	(1,340)
Investment income	1,269	858	624
Impairment loss for other-than-temporary decline in investments	—	—	(160)

Loss before income taxes	(1,781)	(1,582)	(876)
Provision (benefit) for income taxes	(89)	65	(145)

Net Loss	$(1,692)	$(1,647)	$(731)

Loss per share:
Basic	$(0.14)	$(0.13)	$(0.06)

Diluted	$(0.14)	$(0.13)	$(0.06)

Shares used to compute loss per share:
Basic	12,253	12,398	12,577

Diluted	12,253	12,398	12,577

See accompanying notes

QUALSTAR CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

					Accumulated
					Other
				Notes	Comprehensive
	Common Stock		Deferred	from	Income	Retained
	Shares	Amount	Compensation	Director	(Loss)	Earnings	Total

Balances at June 30, 2003	12,640	$20,366	$(140)	$(156)	$(22)	$28,820	$48,868

Exercise of stock options	19	69	—	—	—	—	69
Retirement of shares pursuant to stock repurchase	(63)	(314)	—	—	—	—	(314)
Amortization of deferred compensation	—	—	140	—	—	—	140
Accrued interest on directors’ notes	—	—	—	(6)	—	—	(6)
Principal and interest payments on directors’ notes	—	—	—	117	—	—	117
Comprehensive loss:
Net loss	—	—	—	—	—	(731)	(731)
Change in unrealized gains (losses) on investments	—	—	—	—	(239)	—	(239)
Impairment loss for other-than- temporary decline in investments	—	—	—	—	160	—	160

Comprehensive loss							(810)

Balances at June 30, 2004	12,596	$20,121	$—	$(45)	$(101)	$28,089	$48,064

Exercise of stock options	16	76	—	—	—	—	76
Retirement of shares pursuant to stock repurchase	(359)	(1,827)	—	—	—	—	(1,827)
Principal and interest payments on directors’ notes	—	—	—	45	—	—	45
Comprehensive loss:
Net loss	—	—	—	—	—	(1,647)	(1,647)
Change in unrealized gains (losses) on investments	—	—	—	—	(58)	—	(58)

Comprehensive loss							(1,705)

Balances at June 30, 2005	12,253	$18,370	$—	$—	$(159)	$26,442	$44,653

Stock based compensation	—	133	—	—	—	—	133
Comprehensive loss:
Net loss	—	—	—	—	—	(1,692)	(1,692)
Change in unrealized gains (losses) on investments	—	—	—	—	(236)	—	(236)

Comprehensive loss							(1,928)

Balances at June 30, 2006	12,253	$18,503	$—	$—	$(395)	$24,750	$42,858

See accompanying notes

QUALSTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended June 30,
	2006	2005	2004

OPERATING ACTIVITIES:
Net loss	$(1,692)	$(1,647)	$(731)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	454	463	423
Deferred income taxes	—	436	312
Provision for (recovery of) bad debts and returns	(31)	38	186
Stock based compensation	133	—	—
Amortization of deferred compensation	—	—	140
Impairment loss for other-than-temporary decline in investments	—	—	160
Accrued interest on directors’ notes	—	—	(6)
Gain on sale of securities	—	(11)	—
Changes in operating assets and liabilities:
Accounts receivable	863	1,058	(279)
Inventories	(141)	261	(327)
Prepaid expenses and other assets	(57)	29	(222)
Prepaid income taxes and income taxes payable	481	432	264
Accounts payable	20	(408)	35
Accrued payroll and related liabilities	(30)	(4)	68
Other accrued liabilities	(19)	(443)	285

Net cash provided by (used in) operating activities	(19)	204	308

INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements	(142)	(164)	(257)
Purchases of marketable securities	(13,204)	(22,277)	(41,123)
Proceeds from the sale of marketable securities	8,000	29,752	41,365

Net cash provided by (used in) investing activities	(5,346)	7,311	(15)

FINANCING ACTIVITIES:
Principal and interest payments on directors’ notes	—	45	117
Proceeds from exercise of stock options	—	76	69
Repurchase of common stock	—	(1,827)	(314)

Net cash used in financing activities	—	(1,706)	(128)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,365)	5,809	165
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,210	6,401	6,236

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,845	$12,210	$6,401

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$2	$5	$12

See accompanying notes

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Accounting Policies

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

Accounting Principles

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated financial statements include the accounts and operations of Qualstar and its wholly owned subsidiary. All significant intercompany accounts have been eliminated.

Estimates and Assumptions

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include estimates of loss contingencies, product life cycles and inventory obsolescence, bad debts, sales returns, stock-based compensation forfeiture rates; the potential outcome of future tax consequences of events that have been recognized in our financial statements or tax returns; and determining when investment impairments are other-than-temporary. Actual results and outcomes may differ from management’s estimates and assumptions.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured (less estimated returns, for which provisions are made at the time of sale) in accordance with Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition. The provision for estimated returns is made based on known claims and estimates of additional returns based on historical data. Revenues from technical support services and other services are recognized at the time the services are performed. Revenues from service contracts entered into with third party service providers are recognized at the time of sale, net of costs.

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

Qualstar classifies as cash equivalents only cash and those investments that are highly liquid, interest earning investments with a maturity of three months or less from the date of purchase.

Marketable Securities

Marketable securities consist primarily of high-quality U.S. corporate securities and U.S. federal government debt securities. Our marketable securities portfolio consists of short-term securities with original maturities of greater than three months from the date of purchase and remaining maturities of less than one year and longer term securities with original maturities of greater than one year and less than five years. Marketable securities are classified as available for sale and are recorded at market value using the specific identification method; unrealized gains and losses (excluding other-than-temporary impairments) are reflected in other comprehensive income until realized; realized gains and losses are included in earnings when the underlying securities are sold and are derived using the specific identification method for determining the cost of securities sold. No significant gains or losses from the sale of marketable securities were recorded in fiscal years 2006 and 2005. All of Qualstar’s marketable securities were classified as available-for-sale at June 30, 2006 and 2005.

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

Concentration of Credit Risk, Other Concentration Risks and Significant Customers

Qualstar sells its products primarily through a variety of market channels including original equipment manufacturers (OEM) and value added resellers (VAR) located worldwide. Ongoing credit evaluations of customers’ financial condition are performed by Qualstar, and generally, collateral is not required. Potential uncollectible accounts have been provided for in the financial statements.

Sales outside of North America represented approximately 26.1% of net revenues in fiscal 2006, approximately 27.3% of net revenues in fiscal 2005 and approximately 32.4% of net revenues in fiscal 2004. Revenues from Qualstar’s two largest customers combined were approximately 13.4%, 13.9%, and 14.6% for the years ended June 30, 2006, 2005, and 2004, respectively. At June 30, 2006, 2005 and 2004, the two largest customer’s accounts receivable, net of specific allowances, totaled approximately 20.8%, 18.7% and 22.4% of net accounts receivable, respectively.

Suppliers

Sales and costs of goods sold related to tape library products purchased from one supplier totaled approximately 36.4% and 34.1%in fiscal 2006, 47.8% and 41.0% in fiscal 2005, and 51.1% and 41.3% in fiscal 2004, respectively, of total sales and cost of goods sold.

The primary supplier of our N2 Power power supplies is located in China. If this manufacturer should be unable to deliver products to us in a timely basis or at all, our power supply business could be adversely

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

affected. Though we have four years of favorable experience with this supplier, there can be no assurance that circumstances might not change and compel this supplier to curtail or terminate deliveries to us.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. Activity in the allowance for doubtful accounts was as follows:

		Charged
	Balance at	to Costs	Charged		Balance at
	Beginning of	and	to Other		End of
Description	Period	Expenses	Accounts	Deductions(1)	Period

Year Ended June 30, 2006	$248,000	$(31,000)	$—	$(167,000)	$50,000
Year Ended June 30, 2005	$217,000	$38,000	$—	$(7,000)	$248,000
Year Ended June 30, 2004	$260,000	$186,000	$—	$(229,000)	$217,000

(1)	Uncollectible accounts written off, net of recoveries.

Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories. We regularly review inventory quantities on hand, future purchase commitments with our suppliers, and the estimated utility of our inventory. If our review indicates a reduction in utility below carrying value, we reduce our inventory to a new cost basis.

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is computed using the straight-line method. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the term of the lease. Estimated useful lives are as follows:

Machinery and equipment	5-7 years
Furniture and fixtures	5-7 years
Computer equipment	3-5 years

Expenditures for normal maintenance and repair are charged to expense as incurred, and improvements are capitalized. Upon the sale or retirement of property or equipment, the asset cost and related accumulated depreciation are removed from the respective accounts and any gain or loss is included in the results of operations.

Long-Lived Assets

Qualstar reviews the impairment of long-lived assets whenever events or changes in circumstances indicate the carrying amount of any asset may not be recoverable, in accordance with The Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss would be recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying amount. If an impairment is indicated, the amount of the loss to be recorded is based upon an estimate of the difference between the carrying amount and the fair value of the asset. Fair value is based upon discounted cash flows expected to result from the use of the asset and its eventual disposition and other

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valuation methods. There were no impairment losses of long-lived assets recognized during the periods presented.

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

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others,” which clarifies the requirements of Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies,” relating to a guarantor’s accounting for and disclosures for certain guarantees. FIN 45 requires enhanced disclosures, among other things, for certain guarantees, including warranty accruals. Qualstar does not issue third party guarantees, as defined, and therefore only the disclosure provisions of FIN 45 apply. Qualstar adopted FIN 45 for the year ended June 30, 2003, and the adoption has had no impact on Qualstar’s financial position or results of operations. Accrued warranty obligations were $173,000 and $133,000 as of June 30, 2006 and 2005, respectively. Additional disclosures have not been provided as the Company’s warranty accrual and warranty expense is not material in any of the periods presented.

Research and Development

All research and development costs are charged to expense as incurred. These costs consist primarily of engineering salaries, benefits, outside consultant fees, purchased parts and supplies directly involved in the design and development of new products, and facilities and other internal costs.

Advertising

Advertising and promotion expenses include costs associated with direct and indirect marketing, trade shows and public relations. Qualstar expenses all costs of advertising and promotion as incurred. Advertising and promotion expenses for the years ended June 30, 2006, 2005 and 2004 were approximately $407,000, $520,000, and $601,000, respectively.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to the short term nature of these financial instruments.

Change in Accounting Principle and Share-Based Compensation

Effective July 1, 2005, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R), share-based payment, using the modified prospective application transition method. The adoption of

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 123(R) had the impact of increasing our loss from operations, loss before income taxes, and net loss by $133,000, (or $ (0.01) per basic and diluted loss per share) in fiscal 2006, and the amounts recognized as stock based compensation expense are similar to the amounts reported historically in the Company’s footnotes under the pro forma disclosure provisions of SFAS 123.

In accordance with SFAS 123, the Company previously measured employee stock option related compensation expense using the minimum value method for grants prior to the Company’s initial public offering and the Black-Scholes method afterward for determining the weighted average fair value of options granted. For the fiscal years ended June 30, 2005 and 2004, had employee stock option related compensation expense been determined based on the Black Scholes method, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below:

	Fiscal Year Ended June 30,
	2005	2004
	(In thousands, except per share amounts)

Net loss as reported	$(1,647)	$(731)
Stock-based employee compensation cost included in reported net loss	—	140
Pro forma stock-based employee compensation cost under SFAS 123	(118)	(505)

Pro forma net loss	$(1,765)	$(1,096)

Loss per share:
Basic — as reported	$(0.13)	$(0.06)

Basic — pro forma	$(0.14)	$(0.09)

Diluted — as reported	$(0.13)	$(0.06)

Diluted — pro forma	$(0.14)	$(0.09)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting periods. The pro forma effect on net income or loss for 2005 and 2004 is not representative of the pro forma effect on net income or loss in future years because compensation expense in future years may reflect the amortization of a larger number of stock options granted in several succeeding years.

In computing the pro forma compensation expense under SFAS 123, a weighted-average fair value of $1.27 for 2005, and $3.59 for 2004 stock option grants was estimated at the date of grant using the minimum value option pricing model before Qualstar’s initial public offering and the Black Scholes model afterward with the following assumptions:

	2005	2004

Expected dividend yield	0%	0%
Risk-free interest rate	3.8%	2.9%
Expected life of options	4 years	4 years
Volatility	36.9%	100.8%

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

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income (Loss)

Comprehensive income (loss) is accounted for according to SFAS No. 130, “Reporting Comprehensive Income” (SFAS 130). Comprehensive income (loss) includes unrealized gains and losses on debt and equity securities classified as available-for-sale and included as a component of shareholders’ equity.

Loss per Share

Qualstar calculates earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share has been computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per share has been computed by dividing net loss by the weighted average common shares outstanding plus dilutive securities or other contracts to issue common stock as if these securities were exercised or converted to common stock.

The following table sets forth the calculation for basic and diluted loss per share for the periods indicated:

	Year Ended June 30,
	2006	2005	2004
	(In thousands)

Loss:
Net loss	$(1,692)	$(1,647)	$(731)

Shares:
Weighted average shares for basic loss per share	12,253	12,398	12,577
Stock options	—	—	—

Weighted average shares for diluted loss per share	12,253	12,398	12,577

Shares issuable under stock options of 557,000, 455,000 and 511,000 for the years ended June 30, 2006, 2005 and 2004, respectively, have been excluded from the computation of diluted loss per share because the effect would be antidilutive.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2 – Marketable Securities

The following table summarizes marketable securities by security type at June 30, 2006, and June 30, 2005, respectively (in thousands):

	Amortized	Unrealized	Unrealized	Fair
June 30, 2006	Cost	Gain	Loss	Value

US Treasury obligations and direct obligations of U.S. Government agencies	$16,318	$—	$(229)	$16,089
Government Sponsored Enterprise collateralized mortgage obligations	3,519	—	(108)	3,411
Corporate bonds	7,380	—	(58)	7,322

Total	$27,217	$—	$(395)	$26,822

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Amortized	Unrealized	Unrealized	Fair
June 30, 2005	Cost	Gain	Loss	Value

US Treasury obligations and direct obligations of U.S. Government agencies	$12,703	$—	$(85)	$12,618
Government Sponsored Enterprise collateralized mortgage obligations	2,492	—	(20)	2,472
Corporate bonds	5,816	—	(54)	5,762

Total	$21,011	$—	$(159)	$20,852

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2006, and June 30, 2005, respectively.

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2006	Value	Loss	Value	Loss	Value	Loss
	(In thousands)

US Treasury obligations and direct obligations of U.S. Government agencies	$4,599	$(18)	$11,490	$(211)	$16,089	$(229)
Government Sponsored Enterprise collateralized mortgage obligations	1,757	(9)	1,654	(99)	3,411	(108)
Corporate bonds	3,340	(6)	3,982	(52)	7,322	(58)

Total	$9,696	$(33)	$17,126	$(362)	$26,822	$(395)

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2005	Value	Loss	Value	Loss	Value	Loss
	(In thousands)

US Treasury obligations and direct obligations of U.S. Government agencies	$3,973	$(27)	$8,645	$(58)	$12,618	$(85)
Government Sponsored Enterprise collateralized mortgage obligations	934	(3)	1,538	(17)	2,472	(20)
Corporate bonds	4,054	(41)	1,708	(13)	5,762	(54)

Total	$8,961	$(71)	$11,891	$(88)	$20,852	$(159)

U.S. Treasury Obligations.  The unrealized losses on the Company’s investments in U.S. Treasury obligations and direct obligations of U.S. Government agencies were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2006.

Government Sponsored Enterprise (GSE) Collateralized Mortgage Obligations.  Freddie Mac and Fannie Mae are identified as GSEs. The unrealized losses on the Company’s investment in GSE collateralized mortgage obligations were caused by interest rate increases. The cash flows of these investments are guaranteed by the GSE. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2006.

Corporate Bonds.  The unrealized losses on the Company’s investments in corporate bonds were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2006.

The following tables summarize the contractual maturities of the Company’s fixed maturity securities (in thousands):

	June 30,
	2006	2005

Less than 90 days	$1,557	—
Less than one year	12,483	$3,700
Due in one to two years	5,990	9,692
Due in two to five years	6,792	8,462

	$26,822	$21,854

Note 3 – Inventories

Inventories consist of the following:

	June 30,
	2006	2005
	(In thousands)

Raw materials, (net)	$6,473	$6,196
Finished goods	825	961

	$7,298	$7,157

Note 4 – Property and Equipment

The components of property and equipment are as follows:

	June 30,
	2006	2005
	(In thousands)

Leasehold improvements	$546	$546
Furniture and fixtures	1,006	994
Machinery and equipment	2,416	2,320

	3,968	3,860
Less accumulated depreciation and amortization	(3,044)	(2,672)

	$924	$1,188

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 – Income Taxes

The provision (benefit) for income taxes is comprised of the following:

	Year Ended June 30,
	2006	2005	2004
	(In thousands)

Current:
Federal	$(86)	$(156)	$(451)
State	(3)	(215)	(6)

	(89)	(371)	(457)
Deferred:
Federal	—	342	257
State	—	94	55

	—	436	312

	$(89)	$65	$(145)

The following is a reconciliation of the statutory federal income tax rate to Qualstar’s effective income tax rate:

	Year Ended June 30,
	2006	2005	2004

Statutory federal income tax benefit	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal income tax benefit	(3.4)	(3.7)	(4.2)
Non-taxable investment income	0.0	(3.4)	(16.0)
Research and development credits	(6.5)	(15.5)	(22.8)
Valuation allowance	36.7	60.9	55.2
Amortization of deferred compensation	0.0	0.0	5.4
Other	2.1	(0.2)	(0.2)

	(5.1)%	4.1%	(16.6)%

The tax effect of temporary differences resulted in deferred income tax assets (liabilities) as follows:

	June 30,
	2006	2005
	(In thousands)

Deferred tax assets:
Net operating loss carryforwards	$1,030	$610
Capital loss and other credit carryforwards	444	501
Research and development credit carryforwards	437	471
Allowance for bad debts and returns	45	102
Inventory reserves	279	167
Capitalized inventory costs	30	40
Marketable securities	151	0
Other accruals	455	331

Total gross deferred tax assets	2,871	2,222

Deferred tax liabilities:
Depreciation and other	(215)	(215)

Total gross deferred tax liabilities	(215)	(215)

Valuation allowance	(2,656)	(2,007)

Net deferred tax assets	$—	$—

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company placed a valuation allowance on net deferred tax assets during the fiscal years ended June 30, 2006 and 2005 based on the Company’s assessment regarding the realizability of such assets in future years. The Company has net operating losses, capital losses, research and development credit and other carryforwards for tax purposes of $1,911 at June 30, 2006 and $1,582 at June 30, 2005 expiring between fiscal years 2009 and 2025, except for the state research and development credit, which has no limit on the carryforward period.

Note 6 – Preferred Stock

Qualstar’s capital structure allows for the Board of Directors to authorize 5,000,000 shares of preferred stock. The Board of Directors has authority to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares of preferred stock without any future vote or action by the shareholders. At June 30, 2006 and 2005, there were no outstanding shares of preferred stock.

Note 7 – Shared Based Stock Option Plans

The Company has one share-based compensation plan as described below. During fiscal 2006, 2005 and 2004, the Company recorded share-based compensation associated with outstanding stock option grants of approximately $133,000, $0 and $0, respectively. No income tax benefit was recognized in the income statement for share-based arrangements in any period presented.

Qualstar adopted a stock option plan (1998 Stock Incentive Plan) under which incentive and nonqualified stock options could be granted for an aggregate of no more than 1,215,000 shares of common stock. Under the terms of the plan, options could be issued at an exercise price of not less than 100% of the fair market value of common stock on the date of grant. If an incentive stock option is granted to an individual owning more than 10% of the total combined voting power of all stock, the exercise price of the option may not be less than 110% of the fair market value of the underlying shares on the date of grant. These option awards typically vest based on 4 years of continuous service at a rate of 25% per year and terminate as specified in each option agreement, but terminate no later than ten years after the date of grant.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination in determining forfeiture rates and evaluates separate groups of employees by functional area that have similar historical exercise behavior. The expected term of options granted is estimated based on the vesting term of the award, historical employee exercise behavior, expected volatility of the Company’s stock and an employee’s average length of service. The risk-free interest rate used in this model correlates to a U.S. constant rate Treasury security with a contractual life that approximates the expected term of the option award. Weighted-average numbers have been used below as indicated.

	2006	2005	2004

Expected dividend yield	0%	0%	0%
Risk-free interest rate	4.8%	3.8%	2.9%
Expected life of options	4 years	4 years	4 years
Volatility	30.8%	36.9%	100.8%

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes all stock option activity (in thousands, except per share amounts):

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
Options	Shares	Exercise Price	Contractual Term	Value

Outstanding at June 30, 2005	455	$4.80

Granted	136	3.02
Exercised	—	—
Forfeited or expired	(34)	4.90

Outstanding at June 30, 2006	557	$4.36	7.39	$45

Exercisable at June 30, 2006	299	$5.06	5.98	—

The weighted-average grant date fair value of options granted during the fiscal years 2006, 2005 and 2004 was $0.96, $1.27, and $3.59, respectively. The total intrinsic value of options exercised for fiscal years 2006, 2005 and 2004 was $0, $11,000 and $43,000, respectively.

A summary of the status of the Company’s nonvested shares at June 30, 2006 and changes during the year are presented below:

		Weighted Average
		Grant Date
Nonvested Shares	Shares	Fair Value

Nonvested at June 30, 2005	193	$1.72

Granted	136	0.96
Vested	(84)	1.87
Forfeited	(18)	2.15

Nonvested at June 30, 2006	227	$1.18

At June 30, 2006, there was $267,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.1 years. The total fair value of shares vested for fiscal years 2006, 2005 and 2004, was $156,000, $188,000 and $490,000, respectively.

Restricted Shares

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

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 – Purchase of N2 Power

On July 11, 2002, Qualstar acquired the assets and intellectual properties of N2Power, Incorporated, a privately held company which designed and produced small and efficient open-frame switching power supplies. The consideration for this acquisition amounted to $250,000 plus acquisition expenses of $38,000. The purchase price was primarily allocated to a patent, in the amount of $240,000, which is being amortized over 5 years. At June 30, 2006, accumulated amortization of the patent was $192,000. Amortization expense for the years ended June 30, 2006, 2005 and 2004 was $48,000 in each year. Amortization expense is estimated to be $48,000 in fiscal year 2007.

Note 9 – Commitments

Qualstar’s lease agreement for its facility located in Simi Valley, California, expires in February of 2011, with an early termination option becoming available in February of 2007. The annual rent for the lease is $468,000, with step-ups ranging from $28,000 to $34,000 every two years. The Company provides for rent expense on a straight-line basis over the lease term.

Qualstar’s lease agreement for its facility located in Boulder, Colorado, expires in May of 2007. The annual rent for the lease is $55,000, with a nominal step-up of approximately 2% annually. Subsequent to June 30, 2006, we extended the Colorado facility lease through May 2009.

Future minimum lease payments under these leases are as follows:

Minimum
Year Ending	Lease Payment

2007	$592,000
2008	554,000
2009	570,000
2010	588,000
2011	307,000

$2,611,000

Rent expense (including equipment rental) for the years ended June 30, 2006, 2005, and 2004, was $670,000, $671,000, and $679,000, respectively.

Note 10 – Segment Information

Based on the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” and the manner in which the Chief Operating Decision Maker analyzes the business, Qualstar has determined that it has two separate operating segments.

Segment revenue, loss before taxes and total assets were as follows:

	Year Ended June 30
	2006	2005	2004
Revenue

Tape Libraries:
Product	16,008	21,231	28,573
Service	3,144	2,638	2,386

Total Tape Libraries	19,152	23,869	30,959
Power Supplies	2,579	1,275	571

Consolidated Revenue	21,731	25,144	31,530

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended June 30
	2006	2005	2004
Loss before Taxes

Tape Libraries	(1,434)	(1,427)	(556)
Power Supplies	(347)	(155)	(320)

Consolidated Loss before Taxes	(1,781)	(1,582)	(876)

	Year Ended June 30
	2006	2005	2004
Total Assets

Tape Libraries	44,312	46,317	51,239
Power Supplies	1,087	906	408

Consolidated Assets	45,399	47,223	51,647

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. This standard requires segmentation based on our internal organization and reporting of revenue and operating income based upon internal accounting methods. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. Our two segments are Tape Libraries and Power Supplies. The two segments discussed in this analysis are presented the way we internally managed and monitored performance in fiscal years 2006, 2005, and 2004. Our financial reporting systems present various data for management to operate the business, including internal profit and loss statements prepared on a basis consistent with U.S. GAAP. Fiscal years 2006, 2005 and 2004 amounts do not reflect allocations for certain internal resources, pension expense, legal expense, accounting fees, and other items. However, this represented the measurement data used by the chief operating decision maker in evaluating performance. The tape library business has dominated our operations, thus, our operations and reporting have been set up to accommodate a single segment and attribute all revenues and expenses to the tape library side, with the power supply business being an ancillary part of overall operations. As the power supply segment grew in the last year to represent greater than 10% of combined revenues, the framework for internal resource allocations will be implemented in fiscal 2007.

The types of products and services provided by each segment are summarized below:

Tape Libraries — We design, develop, manufacture and sell automated magnetic tape libraries used to store, retrieve and manage electronic data primarily in network computing environments. Tape libraries consist of cartridge tape drives, tape cartridges and robotics to move the cartridges from their storage locations to the tape drives under software control. Our tape libraries provide data storage solutions for organizations requiring backup, recovery and archival storage of critical data.

Power Supplies — We design, manufacture, and sell ultra small, open frame, high efficiency switching power supplies. These power supplies are used to convert AC line voltage to DC for use in a wide variety of electronic equipment such as telecommunications equipment, machine tools, routers, switches, wireless systems and gaming devices.

Certain assets are tracked separately by the power supplies segment, and all others are recorded in the tape library segment for internal reporting presentations. Cash is not segregated between the two segments, but retained by the library segment.

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Information

Information regarding revenues attributable to the Qualstar’s primary geographic operating regions is as follows:

	Year Ended June 30,
	2006	2005	2004
	(In thousands)

Revenues:
North America	$16,051	$18,281	$21,312
Europe	3,467	4,933	4,842
Asia Pacific	1,610	1,264	4,279
Other	604	666	1,097

	$21,732	$25,144	$31,530

The geographic classification of revenues is based upon the location to which the product is shipped. Qualstar does not have any significant long-lived assets outside of the United States.

Note 11 – Legal Proceedings

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

Note 12 – Benefit Plans

Qualstar has a voluntary deferred compensation plan (the Plan) qualifying for treatment under Internal Revenue Code Section 401(k). All employees are eligible to participate in the Plan following three months of service of employment and may contribute up to 100% of their compensation on a pre-tax basis, not to exceed the annual IRS maximum. Qualstar, at the discretion of management, may make matching contributions in an amount equal to 25% of the first 6% of compensation contributed by eligible participants. Qualstar’s contributions under the Plan totaled $59,000, $67,000, and $76,000 for the years ended June 30, 2006, 2005, and 2004 respectively.

Note 13 – Related Party Transactions

Qualstar’s outside counsel is a member of its board of directors. During the years ended June 30, 2006, 2005, and 2004 Qualstar paid $94,000, $105,000, and $131,000, respectively to the law firm in which the director is a shareholder for general business purposes.

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 – Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes” in June 2006. FIN 48 prescribes a recognition and measurement threshold for tax positions taken or expected to be taken on a tax return and relates to the uncertainty in income taxes recognized in the financial statements in accordance with FAS 109, Accounting for Income Taxes. FIN 48 is effective for the first fiscal year beginning after December 15, 2006, thus, we expect to adopt it in our fiscal year beginning July 1, 2007. Due to our loss position, we do not expect the adoption of FIN 48 to have a material impact on our financial statements.

Note 15 – Quarterly Results of Operations (Unaudited)

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,
	(In thousands, except per share amounts)

Fiscal 2006:
Net sales	$4,888	$5,052	$5,689	$6,102
Gross profit	1,603	1,446	1,922	1,904
Net loss	(694)	(598)	(189)	(211)
Net loss per share:
Basic	$(0.06)	$(0.05)	$(0.02)	$(0.02)
Diluted	(0.06)	(0.05)	(0.02)	(0.02)
Fiscal 2005:
Net sales	$6,706	$5,742	$6,392	$6,305
Gross profit	2,110	1,861	2,311	2,333
Net loss	(429)	(635)	(347)	(236)
Net loss per share:
Basic	$(0.04)	$(0.05)	$(0.03)	$(0.02)
Diluted	(0.04)	(0.05)	(0.03)	(0.02)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Qualstar’s disclosure controls and procedures as of June 30, 2006, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We did not make any changes in our internal control over financial reporting during the fourth quarter of fiscal 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

The information called for by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K (except information as to Qualstar’s executive officers, which is included under Part I, Item 1 of this Report) will be included in Qualstar’s Proxy Statement which management intends to file with the Securities and Exchange Commission within 120 days after the close of its fiscal year ended June 30, 2006, and is hereby incorporated by reference to such Proxy Statement.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The financial statements are set forth under Item 8 of this Annual Report on Form 10-K.

All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

(b) Exhibits:

Exhibit
No.		Description

3	.1(1)	Restated Articles of Incorporation.
3	.2(1)	Amended and Restated Bylaws.
10	.1(1)*	1998 Stock Incentive Plan, as amended and restated.
10	.2(1)	Form of Indemnification Agreement.
10	.3(2)	Lease agreement between Strategic Performance Fund-II, Inc. and Qualstar Corporation, dated September 20, 2000.
10	.4*	Base salaries payable to executive officers during the fiscal year ending June 30, 2007.
10	.5*	Cash bonus plan for executive officers for fiscal year ending June 30, 2007.
14	.1(3)	Code of Business Conduct and Ethics
21.1		Subsidiaries of Qualstar Corporation
23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the designated exhibits to Qualstar’s registration statement on Form S-1 (Commission File No. 333-96009), declared effective by the Commission on June 22, 2000.

(2)	Incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

(3)	Incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-K for the fiscal year ended June 30, 2004.

*	Each of these exhibits constitutes a management contract, compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALSTAR CORPORATION

Date: September 28, 2006

By:	/s/ WILLIAM J. GERVAIS
William J. Gervais,
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM J. GERVAIS William J. Gervais	Chief Executive Officer, President and Director (principal executive officer and principal financial officer)	September 28, 2006

/s/ RICHARD A. NELSON Richard A. Nelson	Vice President, Engineering Secretary and Director	September 28, 2006

/s/ CARL W. GROMADA Carl W. Gromada	Director	September 28, 2006

/s/ STANLEY W. CORKER Stanley W. Corker	Director	September 28, 2006

/s/ ROBERT E. RICH Robert E. Rich	Director	September 28, 2006

/s/ ROBERT A. MEYER Robert A. Meyer	Director	September 28, 2006

/s/ NIDHI H. ANDALON Nidhi H. Andalon	Controller	September 28, 2006

EXHIBIT INDEX

Exhibit
No.		Description

3	.1(1)	Restated Articles of Incorporation.
3	.2(1)	Amended and Restated Bylaws.
10	.1(1)*	1998 Stock Incentive Plan, as amended and restated.
10	.2(1)	Form of Indemnification Agreement.
10	.3(2)	Lease agreement between Strategic Performance Fund-II, Inc. and Qualstar Corporation, dated September 20, 2000.
10	.4*	Base salaries payable to executive officers during the fiscal year ending June 30, 2007.
10	.5*	Cash bonus plan for executive officers for fiscal year ending June 30, 2007.
14	.1(3)	Code of Business Conduct and Ethics
21.1		Subsidiaries of Qualstar Corporation
23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the designated exhibits to Qualstar’s registration statement on Form S-1 (Commission File No. 333-96009), declared effective by the Commission on June 22, 2000.

(2)	Incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

(3)	Incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-K for the fiscal year ended June 30, 2004.

*	Each of these exhibits constitutes a management contract, compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of this report.