Form 10-K/A
period 2006-06-30
QUALSTAR CORP
filed 2006-10-27
CIK 758938

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

As of October 20, 2006, the aggregate market value of the common equity held by non-affiliates of the registrant was approximately $26,165,470.

The total number of shares of common stock outstanding at October 20, 2006 was 12,253,117.

DOCUMENTS INCORPORATED BY REFERENCE
None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding executive officers of the Company is included in Part I Item 1 of this report under the heading “Executive Officers of the Registrant”. Information regarding the directors of the Company is set forth below.

NAME	AGE	POSITION
William J. Gervais	63	Chief Executive Officer, President, Director and Acting Chief Financial Officer(1)
Richard A. Nelson	63	Vice President — Engineering, Secretary and Director
Stanley W. Corker	55	Director
Carl W. Gromada	65	Director
Robert A. Meyer	61	Director
Robert E. Rich	56	Director

(1)	Our previous Chief Financial Officer resigned effective as of August 18th, 2006. We are actively searching for a new Chief Financial Officer. In the interim, Mr. Gervais is serving in the capacity of Chief Financial Officer.

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

Stanley W. Corker has been a director of Qualstar since January 26, 2006. Since 1996, Mr. Corker has been the Director of Technology Research and a partner of Emerald Asset Management, a diversified investment management firm. Prior to joining Emerald Asset Management, Mr. Corker obtained over 20 years experience in the computer storage industry from key roles in engineering and marketing at several manufacturers of tape drives, and as an industry analyst with International Data Corporation (IDC). Mr. Corker received a B.S. degree in Computer Science from the University of Essex, England in 1972, where he later conducted five years of postgraduate research in computer networking systems.

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

Robert A. Meyer has been a director of Qualstar since March 16, 2006. Mr. Meyer is currently retired. From 1994 until June 2005, Mr. Meyer was employed in various management positions by United States Filter Corporation, a company engaged in the water treatment industry serving industrial, commercial and residential customers. His positions at United States Filter Corporation included Director of Finance, Business Development from 2000 to 2002, and Vice President of Internal Audit from 2003 until he retired in

June 2005. Mr. Meyer received a B.S. degree in Accounting from C.W. Post College in 1972, and he is a Certified Public Accountant.

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

AUDIT COMMITTEE

Qualstar’s Board of Directors has established a standing audit committee, which is currently comprised of the following directors: Stanley W. Corker, Carl W. Gromada and Robert A. Meyer. All members of the audit committee are non-employee directors and satisfy the current standards with respect to independence, financial expertise and experience established by rules of The Nasdaq Stock Market, Inc. Our Board of Directors has determined that both Carl W. Gromada and Robert A. Meyer meet the Securities and Exchange Commission’s definition of “audit committee financial expert.”

CODE OF ETHICS

Qualstar has adopted a written Code of Business Conduct and Ethics, which complies with the requirements for a code of ethics pursuant to Item 406(b) of Regulation S-K under the Securities Exchange Act of 1934, that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of the Code of Business Conduct and Ethics has been incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-K for the fiscal year ended June 30, 2006. A copy of the Code of Business Conduct and Ethics is also posted on our website at www.qualstar.com. A copy of the Code of Business Conduct and Ethics will be provided, without charge, to any shareholder who sends a written request to the Chief Financial Officer of Qualstar at 3990-B Heritage Oak Court, Simi Valley, California 93063.

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

Based solely upon our review of the copies of reporting forms furnished to Qualstar, and written representations that no other reports were required, we believe that all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to directors, officers and any persons holding more than ten percent of Qualstar’s common stock with respect to the fiscal year ended June 30, 2006, were satisfied on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table summarizes all compensation earned by our Chief Executive Officer and the four other most highly compensated executive officers whose total salary and bonus exceeded $100,000 for services rendered in all capacities to us during the fiscal year ended June 30, 2006. These individuals are referred to as our named executive officers in other parts of this report. The amounts shown below under “All Other Compensation” represent matching contributions under our 401(k) plan.

				Long Terms Compensation
				Awards	All Other
	Annual Compensation			Securities Underlying	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Options (#)	($)

William J. Gervais	2006	$185,000	—	—	—
Chief Executive Officer	2005	185,000	—	—	—
and President	2004	185,000	—	—	—
Richard A. Nelson	2006	146,000	—	—	2,114
Vice President of Engineering	2005	146,000	—	—	2,190
and Secretary	2004	146,000	—	—	2,190
Robert K. Covey	2006	173,000	—	—	1,734
Vice President of Marketing	2005	173,000	—	—	1,734
	2004	167,000	—	—	1,700
David L. Griffith	2006	165,000	—	—	2,475
Vice President of Operations	2005	165,000	—	—	1,809
	2004	165,000	—	—	—
Frederic T. Boyer(1)	2006	175,000	—	—	2,625
Chief Financial Officer	2005	175,000	—	—	2,625
	2004	175,000	—	—	2,600

(1)	Mr. Boyer resigned effective as of August 18, 2006.

OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth certain information concerning grants of options to each of the named executive officers during the year ended June 30, 2006. In addition, in accordance with the rules and regulations of the Securities and Exchange Commission, the following table sets forth the hypothetical gains or “option spreads” that would exist for the options. Such gains are based on assumed rates of annual compound stock appreciation of 5% and 10% from the date on which the options were granted over the full term of the options. The rates do not represent Qualstar’s estimate or projection of future common stock prices, and no assurance can be given that any appreciation will occur or that the rates of annual compound stock appreciation assumed for the purposes of the following table will be achieved.

Percent of
		Total Options			Potential Realizable Value At Assumed Annual Rates
	Options	Granted to	Exercise		of Stock Price Appreciation
	Granted	Employees in	Price	Expiration	for Option Term(2)
Name	(# of Shares)(1)	Fiscal Year	($/Share)	Date	5% ($)	10% ($)

William J. Gervais	—	—	—	—	—	—
Richard A. Nelson	—	—	—	—	—	—
Robert K. Covey	—	—	—	—	—	—
David L. Griffith	—	—	—	—	—	—
Frederic T. Boyer	—	—	—	—	—	—

(1)	The per share exercise price of all options granted is the fair market value of Qualstar’s common stock on the date of grant. Options have a term of 10 years and become exercisable in four equal annual installments commencing one year after the grant date.

(2)	The potential realizable value is calculated from the exercise price per share, assuming the market price of Qualstar’s common stock appreciates in value at the stated percentage rate from the date of grant to the expiration date. Actual gains, if any, are dependent on the future market price of the common stock.

OPTIONS EXERCISED AND FISCAL YEAR-END VALUES

The following table sets forth information regarding options exercised by our named executive officers during the fiscal year ended June 30, 2006, the number of shares covered by both exercisable and unexercisable options as of June 30, 2006, and the value of unexercised in-the-money options held by our named executive officers as of June 30, 2006.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

	Number of		Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised		In-the-Money Options at
	Acquired	Value	Options at June 30, 2006		June 30, 2006(1)
Name	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

William J. Gervais	—	—	—	—	—	—
Richard A. Nelson	—	—	—	—	—	—
Robert K. Covey	—	—	20,000	—	—	—
David L. Griffith	—	—	80,000	—	—	—
FredericT. Boyer	—	—	75,000	25,000	—	—

(1)	Represents the closing sale price of our common stock on June 30, 2006 ($3.35), less the exercise price per share, multiplied by the number of shares subject to the options held by the named executive officer.

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

Directors are eligible to receive options and rights to purchase stock under our 1998 Stock Incentive Plan. In June 2006, we granted to each of our four non-employee directors an option to purchase 24,000 shares of common stock exercisable at a price of $3.02 per share, which was the closing price of our common stock on the date of grant. The right to exercise the options vests at a rate of 25% per year over a period of four years from the date of grant.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN
COMPENSATION DECISIONS

During the fiscal year ended June 30, 2006, the members of the Compensation Committee of our Board of Directors were Stanley W. Corker, Carl W. Gromada, Robert A. Meyer. No executive officer serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors. No member of the Compensation Committee is, or ever has been, an employee or officer of Qualstar.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock as of October 20, 2006 for:

•	each person (or group of affiliated persons) who we know beneficially owns more than 5% of our common stock;

•	each of our directors;

•	each of the named executive officers; and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Except as indicated by footnote, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of common stock subject to options currently exercisable or exercisable within 60 days of October 20, 2006, are deemed outstanding for computing the percentage of the person holding such options, but are not deemed outstanding for computing the percentage of any other person. The address for those individuals for which an address is not otherwise indicated is: c/o Qualstar Corporation, 3990-B Heritage Oak Court, Simi Valley, CA 93063.

	Shares Beneficially	Percent of Shares
Name of Beneficial Owner	Owned	Outstanding
Wells Capital Management Inc.(1)	1,765,454	14.4%
525 Market Street, 10th Floor San Francisco, CA 94104
Wellington Management(2)	1,019,173	8.3%
75 State Street Boston, MA 02109
Fidelity Management & Research Co.(3)	1,260,803	10.3%
82 Devonshire Street Boston, MA 02109
William J. Gervais	2,886,350	23.6%
Richard A. Nelson	1,906,560	15.6%
Stanley W. Corker	3,940	—
Carl W. Gromada	48,271	0.4%
Robert A. Meyer	—	—
Robert E. Rich	131,400	1.1%
Robert K. Covey(4)	108,280	0.9%
David L. Griffith(5)	80,000	0.6%
All directors and officers as a group (9 persons)(6)	5,177,301	41.9%

(1)	Based on information contained in a Schedule 13G filed with the Securities and Exchange Commission on or about June 30, 2006, Wells Fargo & Company, as the parent holding company of Wells Capital Management Incorporated, an investment adviser, beneficially owns 1,765,454 shares.

(2)	Based on information contained in a Schedule 13G filed with the Securities and Exchange Commission on or about June 30, 2006, Wellington Management Company, LLP, in its capacity as an investment adviser, beneficially owns 1,019,173 shares.

(3)	Based on information contained in a Schedule 13G filed with the Securities and Exchange Commission on or about June 30, 2006, FMR Corporation, as the parent holding company of Fidelity Management & Research Company, an investment adviser, beneficially owns 1,260,803 shares and has sole dispositive power over these shares but no voting power.

(4)	Includes 20,000 shares subject to stock options that are currently exercisable or exercisable within 60 days of October 20, 2006.

(5)	Includes 80,000 shares subject to stock options that are currently exercisable or exercisable within 60 days of October 20, 2006.

(6)	Includes 112,500 shares subject to stock options that are currently exercisable within 60 days of October 20, 2006.

ADDITIONAL EQUITY COMPENSATION PLAN INFORMATION

The following table provides additional information regarding Qualstar’s equity compensation plans as of June 30, 2006:

Number of Securities
Remaining Available for
Future Issuance
	Number of Securities to	Weighted-Average	Under Equity
	be Issued Upon Exercise	Exercise Price of	Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	557,000	$4.36	245,175
Equity compensation plans not approved by security holders	—	—	—

Totals	557,000	$4.36	245,175

(1)	Includes shares subject to stock options granted under the 1998 Stock Incentive Plan, and shares available for additional option grants under that plan, as of June 30, 2006.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no relationships or related party transactions during the fiscal year ended June 30, 2006 which are required to be reported.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by Ernst & Young LLP, independent accountants, for professional services rendered to Qualstar during the fiscal years ended June 30, 2006 and June 30, 2005 were comprised of the following:

	Fiscal	Fiscal
	2006	2005

Audit Fees	$156,653	$146,140
Audit-related fees	9,457	6,400
Tax fees	78,235	130,250
All other fees	—	—

Total fees	$244,345	$282,790

Audit fees include fees for professional services rendered in connection with the audit of our consolidated financial statements for each year and reviews of our unaudited consolidated quarterly financial statements, as well as fees related to consents and reports in connection with regulatory filings for those fiscal years.

Audit-related fees in fiscal 2006 and 2005 were primarily for general assistance in connection with the implementation of procedures required to comply with rules and regulations promulgated pursuant to the Sarbanes-Oxley Act of 2002.

Tax fees related primarily to tax compliance and advisory services, and the preparation of federal and state tax returns for each year. Tax fees in 2006 and 2005 also include professional services related to government audits of our federal and state tax returns.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this amendment to report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

QUALSTAR CORPORATION

Date: October 27, 2006	By:	/s/ WILLIAM J. GERVAIS William J. Gervais Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ WILLIAM J. GERVAIS William J. Gervais	Chief Executive Officer, President and Director (Principal Executive Officer and Principal Financial Officer)	October 27, 2006

/s/ RICHARD A. NELSON Richard A. Nelson	Vice President, Engineering Secretary and Director	October 27, 2006

/s/ CARL W. GROMADA Carl W. Gromada	Director	October 27, 2006

/s/ STANLEY W. CORKER Stanley W. Corker	Director	October 27, 2006

/s/ ROBERT E. RICH Robert E. Rich	Director	October 27, 2006

/s/ ROBERT A. MEYER Robert A. Meyer	Director	October 27, 2006

/s/ NIDHI H. ANDALON Nidhi H. Andalon	Controller	October 27, 2006

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.