Form 10-Q
period 2006-09-30
QUALSTAR CORP
filed 2006-11-13
CIK 758938

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

Total shares of common stock without par value outstanding at October 31, 2006 is 12,253,117.

QUALSTAR CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

QUALSTAR CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

	September 30,	June 30,
	2006	2006

	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$6,148	$6,845
Marketable securities, short-term	15,679	14,040
Receivables, net of allowances of $121 as of September 30, 2006, and $118 at June 30, 2006, respectively	2,121	2,700
Inventories, net	7,245	7,298
Prepaid expenses and other current assets	597	511
Prepaid income taxes	166	159

Total current assets	31,956	31,553

Property and equipment, net	840	924
Marketable securities, long-term	11,788	12,782
Other assets	128	140

Total assets	$44,712	$45,399

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$698	$783
Accrued payroll and related liabilities	323	466
Other accrued liabilities	1,212	1,292

Total current liabilities	2,233	2,541

Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued	0	0
Common stock, no par value; 50,000 shares authorized, 12,253 shares issued and outstanding as of September 30, 2006 and June 30, 2006	18,505	18,503
Accumulated other comprehensive loss	(197)	(395)
Retained earnings	24,171	24,750

Total shareholders’ equity	42,479	42,858

Total liabilities and shareholders’ equity	$44,712	$45,399

See the accompanying notes to these interim condensed consolidated financial statements.

QUALSTAR CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited) (In thousands, except per share data)

	Three Months Ended
	September 30,
	2006	2005

Net Revenues	$4,659	$6,102
Cost of goods sold	3,357	4,198

Gross profit	1,302	1,904

Operating expenses:
Research and development	750	719
Sales and marketing	768	757
General and administrative	744	910

Total operating expenses	2,262	2,386

Loss from operations	(960)	(482)
Investment Income	381	271

Loss before income taxes	(579)	(211)
Provision for income taxes	—	—

Net loss	$(579)	$(211)

Loss per share:
Basic	$(0.05)	$(0.02)

Diluted	$(0.05)	$(0.02)

Shares used to compute loss per share:
Basic	12,253	12,253

Diluted	12,253	12,253

See the accompanying notes to these interim condensed consolidated financial statements.

QUALSTAR CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Three Months Ended
	September 30,
	2006	2005

OPERATING ACTIVITIES:
Net loss	$(579)	$(211)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Share based compensation	2	35
Depreciation and amortization	110	116
Provision for bad debts and returns, net of recoveries	5	3
Changes in operating assets and liabilities:
Accounts receivable	574	208
Inventories	53	7
Prepaid and other assets	(86)	(459)
Prepaid income taxes	(7)	(2)
Accounts payable	(85)	401
Accrued payroll and related liabilities	(143)	(148)
Other accrued liabilities	(80)	75

Net cash (used in) provided by operating activities	(236)	25

INVESTING ACTIVITIES:
Purchases of property, equipment and leasehold improvements	(14)	(80)
Proceeds from sale of marketable securities	2,163	—
Purchases of marketable securities	(2,610)	(557)

Net cash used in investing activities	(461)	(637)

Net change in cash and cash equivalents	(697)	(612)
Cash and cash equivalents, beginning of period	6,845	12,210

Cash and cash equivalents, end of period	$6,148	$11,598

Supplemental cash flow disclosure:
Income taxes paid	$7	$2

See the accompanying notes to these interim condensed consolidated financial statements.

QUALSTAR CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED SEPTEMBER 30, 2006
(Unaudited) (In thousands)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total

Balance at July 1, 2006	12,253	$18,503	$(395)	$24,750	$42,858
Share based compensation	—	2	—	—	2
Comprehensive loss:
Net loss	—	—	—	(579)	(579)
Change in unrealized losses on investments	—	—	198	—	198

Comprehensive loss					(381)

Balance at September 30, 2006	12,253	$18,505	$(197)	$24,171	$42,479

See the accompanying notes to these condensed consolidated financial statements.

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited) (In thousands, except per share data)

Note 1 – Basis of Presentation and Consolidation

Basis of Presentation

In the opinion of management, the accompanying condensed consolidated financial statements, including balance sheets and related interim statements of income, cash flows, and stockholders’ equity, include all adjustments, consisting primarily of normal recurring items, which are necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include estimates of loss contingencies, product life cycles and inventory obsolescence, bad debts, sales returns, share based compensation forfeiture rates, the potential outcome of future tax consequences of events that have been recognized in our financial statements or tax returns, and determining when investment impairments are other-than-temporary. Actual results and outcomes may differ from management’s estimates and assumptions.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in the Qualstar Corporation Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed with the Securities and Exchange Commission (“SEC”) on September 28, 2006.

Basis of Consolidation

The consolidated financial statements include the accounts and operations of Qualstar and its wholly owned subsidiary. All significant intercompany accounts have been eliminated.

Note 2 – Loss Per Share

Qualstar calculates loss per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Basic earnings per share has been computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per share has been computed by dividing net loss by the weighted average common shares outstanding plus dilutive securities or other contracts to issue common stock as if these securities were exercised or converted to common stock.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended
	September 30,
	2006	2005

Net loss (a)	$(579)	$(211)
Weighted average outstanding shares of common stock (b)	12,253	12,253
Dilutive potential common shares from employee stock options	—	—

Common stock and common stock equivalents (c)	12,253	12,253

Loss per share:
Basic net loss per share (a)/(b)	$(0.05)	$(0.02)

Diluted net loss per share (a)/(c)	$(0.05)	$(0.02)

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Stock options are excluded for the three months ended September 30, 2006, and 2005, respectively, from the computation of diluted loss per share as the effect would have been antidilutive.

Note 3 – Marketable Securities

Marketable securities consist primarily of high-quality U.S. corporate securities and U.S. federal government and state government debt securities. These securities are classified in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities which Qualstar has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. All of Qualstar’s marketable securities were classified as available-for-sale at September 30, 2006 and June 30, 2006.

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

Note 4 – Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventory is comprised as follows:

	September 30,	June 30,
	2006	2006

Raw materials, net	$6,372	$6,473
Finished goods	873	825

	$7,245	$7,298

Note 5 – Comprehensive Loss

For the three months ended September 30, 2006 and 2005, comprehensive loss amounted to approximately $381,000 and $315,000, respectively. The difference between net loss and comprehensive loss relates to the changes in the unrealized losses or gains the Company recorded for its available-for-sale securities.

Note 6 – Legal Proceedings

We are from time to time involved in various lawsuits and legal proceedings that arise in the ordinary course of business. At this time, we are not aware of any pending or threatened litigation against us that we expect will have a material adverse effect on our business, financial condition, liquidity or operating results. Legal claims are inherently uncertain, however, and it is possible that the Company’s business, financial condition, liquidity and/or operating results could be adversely affected in the future by legal proceedings.

Note 7 – Income Taxes

The Company has recorded a full valuation allowance against its net deferred tax assets based on the Company’s assessment regarding the realizability of these net deferred tax assets in future periods.

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

Note 8 – Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. This standard requires segmentation based on our internal organization and reporting of revenue and operating income based upon internal accounting methods. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. Our two segments are Tape Libraries and Power Supplies. The two segments discussed in this analysis are presented in the way we internally managed and monitored performance for the three months ended September 30, 2006 and 2005. Our financial reporting systems present various data for management to operate the business, including internal profit and loss statements prepared on a basis consistent with U.S. GAAP. The tape library business has dominated our operations, thus, our operations and reporting have been set up to accommodate a single segment and attribute all revenues and expenses to the tape library side, with the power supply business being an ancillary part of overall operations. As the power supply segment grew in the last year to represent greater than 10% of combined revenues, a framework for internal resource allocations has been implemented for the three months ended September 30, 2006. Thus, the amounts indicated for the three months ended September 30, 2006 include allocations for certain internal resources and the amounts indicated for the three months ended September 30, 2005 were recast to include allocations for certain internal resources. Certain assets are tracked separately by the power supplies segment, and all others are recorded in the tape library segment for internal reporting presentations. Cash is not segregated between the two segments, but retained by the library segment.

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

Power Supplies — We design, manufacture, and sell small, open frame, high efficiency switching power supplies. These power supplies are used to convert AC line voltage to DC voltages for use in a wide variety of electronic equipment such as telecommunications equipment, machine tools, routers, switches, wireless systems and gaming devices.

Segment revenue, loss before taxes and total assets were as follows:

	Three Months Ended
	September 30,
	2006	2005

Revenue
Tape Libraries:
Product	3,147	4,785
Service	725	780

Total Tape Libraries	3,872	5,565
Power Supplies	787	537

Consolidated Revenue	4,659	6,102

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended
	September 30,
	2006	2005

Income (Loss) before Taxes
Tape Libraries	(591)	(93)
Power Supplies	12	(118)

Consolidated Loss before Taxes	(579)	(211)

	Three Months Ended
	September 30,
	2006	2005

Total Assets
Tape Libraries	43,945	46,436
Power Supplies	767	835

Consolidated Assets	44,712	47,271

Note 9 – Recent Accounting Pronouncements

Staff Accounting Bulletin (“SAB”) 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements, issued by the SEC in September 2006, requires analysis of misstatements using both an income statement and a balance sheet approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for our fiscal year 2007 annual report on Form 10-K. We do not expect the adoption of SAB 108 to have a material impact on our financial statements.

SFAS 157, Fair Value Measurements, issued by the Financial Accounting Standards Board (“FASB”) in September 2006, defines fair value and provides guidance on measuring fair value in generally accepted accounting principles, and expands disclosure requirements associated with fair value. SFAS 157 is effective for our fiscal year beginning July 1, 2008. We do not expect the adoption of SFAS 157 to have a material impact on our financial statements.

The FASB issued Financial Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes” in June 2006. FIN 48 prescribes a recognition and measurement threshold for tax positions taken or expected to be taken on a tax return and relates to the uncertainty in income taxes recognized in the financial statements in accordance with FAS 109, Accounting for Income Taxes. FIN 48 is effective for the first fiscal year beginning after December 15, 2006, thus, we expect to adopt it in our fiscal year beginning July 1, 2007. We do not expect the adoption of FIN 48 to have a material impact on our financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Quarterly Report on Form 10-Q concerning the future business, operating results and financial condition of Qualstar including estimates, projections, statements relating to our business plans, objectives and operating results, and the assumptions upon which those statements are based, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements inherently are subject to risks and uncertainties, some of which we cannot predict or quantify. Our actual results may differ materially from the results projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 in “ITEM 1 Business,” “Item 1A Risk Factors,” and in “ITEM 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof or variations thereon or similar terminology. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect the occurrence of events or circumstances in the future.

OVERVIEW

We design, develop, manufacture and sell automated magnetic tape libraries used to store, retrieve and manage electronic data primarily in network computing environments. We offer tape libraries for multiple tape drive technologies including LTO (Linear Tape-Open tape format), AIT (Advanced Intelligent Tape), SAIT (Super Advanced Intelligent Tape), and DLT (Digital Linear Tape) tape drives and media.

We have developed a network of value added resellers who specialize in delivering complete storage solutions to end users. End users of our products range from small businesses requiring simple automated backup solutions to large organizations needing complex storage management solutions. We also sell our products to original equipment manufacturers that incorporate our products with theirs, which they sell as a complete system or solution. We assist our customers with marketing and technical support.

We also design, develop, manufacture and sell small high-efficiency open-frame switching power supplies for original equipment manufacturers of telecommunications equipment, servers, routers, switches, RAIDs, and other equipment. Our power supplies are sold under the N2Power brand name and private label brand names through independent sales representatives and distributors. The primary customers are original equipment manufacturers and contract manufacturers.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer promotional offers, sales returns, bad debts, inventories, warranty costs, investments, share based compensation, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, shipment has occurred or services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured (less estimated returns, for which provision is made at the time of sale) in accordance with SAB 104, Revenue Recognition. For product sales, title and risk of loss transfer to the customer when the product leaves our dock in Simi Valley, California, or another shipping location designated by us. Customers are allowed to return the product within thirty days of shipment if the product does not meet specifications.

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

Share-Based Compensation

Share-based compensation is accounted for in accordance with SFAS 123R, “Share-Based Payment.” We use the Black-Scholes option pricing model to determine fair value of the award at the date of grant and recognize compensation expense over the vesting period. The inputs we use for the model require the use of judgment, estimates and assumptions regarding the expected volatility of the stock, the expected term the average employee will hold the option prior to the date of exercise, and the amount of share-based awards that are expected to be forfeited. Changes in these inputs and assumptions could occur and actual results could differ from these estimates, and our results of operations could be materially impacted.

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

We may periodically undergo examinations by the federal and state regulatory authorities and the Internal Revenue Service. We may be assessed additional taxes and/or penalties contingent on the outcome of these examinations. Our previous examinations have not resulted in any unfavorable or significant assessments.

RESULTS OF OPERATIONS

The following table reflects, as a percentage of net revenues, statements of operations data for the periods indicated:

	Three Months Ended
	September 30,
	2006	2005

Net revenues	100.0%	100.0%
Cost of goods sold	72.1	68.8

Gross profit	27.9	31.2

Operating expenses:
Research and development	16.1	11.8
Sales and marketing	16.5	12.4
General and administrative	16.0	14.9

Total operating expenses	48.6	39.1

Loss from operations	(20.7)	(7.9)
Investment income	8.2	4.4

Loss before income taxes	(12.5)	(3.5)
Provision (benefit) for income taxes	—	—

Net loss	(12.5)%	(3.5)%

Revenues are recognized upon shipment of the product to the customer, less estimated returns, for which provision is made at the time of sale. The following table summarizes our revenue by major product line:

	Three Months Ended
	September 30,
	2006	2005

Tape Library revenues:
TLS	34.1%	48.3%
RLS	10.5	11.8
XLS	5.1	0.0

	49.7	60.1

Other revenues:
Service	15.6	12.8
Media	12.1	12.4
Power Supplies	16.9	8.8
Miscellaneous	5.7	5.9

	100.0%	100.0%

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Net Revenue.  Net revenues decreased to $4.7 million for the three months ended September 30, 2006 from $6.1 million for the three months ended September 30, 2005, a decrease of $1.4 million, or 23.6%. No single customer accounted for more than ten percent of the Company’s consolidated revenue for the three-month period ended September 30, 2006. We derived approximately 12% of our revenues from one customer for the three months ended September 30, 2005.

Segment Revenue

Tape Libraries – Net revenues decreased to $3.9 million for the three months ended September 30, 2006 from $5.6 million for the three months ended September 30, 2005, a decrease of $1.7 million, or 30.4%. The decrease in revenues is attributed to lower revenues from our TLS and RLS tape libraries incorporating LTO, AIT, SAIT, and DLT tape technologies, and lower media, service and miscellaneous revenues, partially offset by revenues from our XLS enterprise libraries incorporating LTO tape technology. No single customer accounted for more than ten percent of tape library revenues for the three-month period ended September 30, 2006. One customer accounted for 13.2% of tape library revenues for the three months ended September 30, 2005.

Power Supplies – Net revenues increased to $0.8 million for the three months ended September 30, 2006 from $0.5 million for the three months ended September 30, 2005, an increase of $0.3 million, or 46.6%. The increase in revenues is attributed to growth in both sales to contract manufacturers and distribution sales. Three customers on a standalone basis accounted for 21.5%, 14.1% and 13.2%, respectively, or 48.8% in the aggregate, of power supply sales for the three months ended September 30, 2006. Two customers on a standalone basis accounted for 29.0% and 10.0%, respectively, or 39.0% in the aggregate, of power supply sales for the three months ended September 30, 2005.

Gross Profit.  Gross profit represents the difference between our net revenues and cost of goods sold. Cost of goods sold consists primarily of purchased parts, direct and indirect labor costs, rent, technical support costs, depreciation of plant and equipment, utilities, and packaging costs. Gross profit decreased to $1.3 million for the three months ended September 30, 2006 from $1.9 million for the three months ended September 30, 2005. The decrease of $0.6 million, or 31.6%, is primarily due to a change in product mix, lower fixed overhead absorption, and increased competitive pricing pressures.

Research and Development.  Research and development expenses consist of engineering salaries, benefits, outside consultant fees, and purchased parts and supplies used in development activities. Research and development expenses increased to $750,000 for the three months ended September 30, 2006 from $719,000 for the three months ended September 30, 2005. The increase of $31,000, or 4.3%, is primarily due to higher compensation expenses associated with an increase in personnel and higher engineering expensed independent service vendor (“ISV”) units, partially offset by lower outside consultant expenses.

Sales and Marketing.  Sales and marketing expenses consist primarily of employee salaries and benefits, sales commissions, trade show costs, advertising and travel related expenses. Sales and marketing expenses increased to $768,000 for the three months ended September 30, 2006 from $757,000 for the three months ended September 30, 2005. The increase of $11,000, or 1.5% is primarily due to increased advertising expenses, partially offset by lower compensation expenses.

General and Administrative.  General and administrative expenses include employee salaries and benefits and professional service fees. General and administrative expenses decreased to $744,000 for the three months ended September 30, 2006 from $910,000 for the three months ended September 30, 2005. The decrease of $166,000, or 18.2% is primarily due to decreases in legal, accounting and compensation related expenses.

Investment Income.  Investment income increased to $381,000 for the three months ended September 30, 2006 from $271,000 for the three months ended September 30, 2005. The increase of $110,000, or 40.6% is primarily due to the current higher interest rate environment.

Provision (Benefit) for Income Taxes.  We did not record a provision or benefit for income taxes for either the three months ended September 30, 2006 or for the three months ended September 30, 2005. We have recorded a full valuation allowance against our net deferred tax assets based on our assessment regarding the realizability of these net deferred tax assets in future periods.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $236,000 in the three months ended September 30, 2006, primarily attributed to the net loss for the quarter and decreases in accrued payroll and related liabilities, accounts payable and other accrued liabilities and an increase in prepaids and other assets, partially offset by a reduction in accounts receivable. Cash provided by operating activities was $25,000 in the three months ended September 30, 2005, primarily attributed to a reduction in accounts receivable and an increase in accounts payable, partially offset by an increase in prepaid expenses and other assets and a decrease in other accrued liabilities.

Cash used in investing activities was $461,000 in the three months ended September 30, 2006, primarily attributed to the purchase of marketable securities, partially offset by the sale of marketable securities. Cash used in investing activities was $637,000 in the three months ended September 30, 2005, primarily attributed to the purchase of marketable securities.

Cash was not used in or provided by financing activities during the three months ended September 30, 2006 or the three months ended September 30, 2005.

As of September 30, 2006, we had $6.1 million in cash and cash equivalents and $27.5 million in marketable securities. We believe that our existing cash and cash equivalents and anticipated cash flows from our operating activities, plus funds available from the sale of our marketable securities, will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. We may utilize cash to invest in businesses, products or technologies that we believe are strategic. We regularly evaluate other companies and technologies for possible investment by us. In addition, we have made and may in the future make investments in companies with whom we have identified potential synergies. However, we have no present commitments or agreements with respect to any material acquisition of other businesses or technologies.

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

ITEM 4.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of Qualstar’s disclosure controls and procedures as of September 30, 2006, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We did not make any changes in our internal control over financial reporting during the first quarter of fiscal 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS

Exhibit
No.	Exhibit Index

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALSTAR CORPORATION

Dated: November 13, 2006	By: /s/ WILLIAM J. GERVAIS William J. Gervais Chief Executive Officer, President and Director (Principal Executive Officer and Principal Financial Officer)