Form 10-Q
period 2006-12-31
QUALSTAR CORP
filed 2007-02-14
CIK 758938

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

Form 10-Q
________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2006

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

Total shares of common stock without par value outstanding at December 31, 2006 is 12,253,117.

QUALSTAR CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

INDEX

	PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements
	• Consolidated Condensed Balance Sheets — December 31, 2006 and June 30, 2006	1
	• Consolidated Condensed Statements of Operations — Three and Six Months ended December 31, 2006 and 2005	2
	• Consolidated Condensed Statements of Cash Flows — Six Months ended December 31, 2006 and 2005	3
	• Consolidated Condensed Statement of Changes in Shareholders’ Equity — Six months ended December 31, 2006	4
	• Notes to Interim Consolidated Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Qualitative and Quantitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16

	PART II — OTHER INFORMATION
Item 6.	Exhibits	16
	Signatures	17

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUALSTAR CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

	December 31, 2006	June 30, 2006
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$5,886	$6,845
Marketable securities, short-term	17,765	14,040
Receivables, net of allowances of $150 and $118 at December 31, 2006, and June 30, 2006, respectively	3,053	2,700
Inventories, net	6,507	7,298
Prepaid expenses and other current assets	496	511
Prepaid income taxes	166	159
Total current assets	33,873	31,553
Property and equipment, net	746	924
Marketable securities, long-term	9,814	12,782
Other assets	116	140
Total assets	$44,549	$45,399

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$873	$783
Accrued payroll and related liabilities	422	466
Other accrued liabilities	1,135	1,292
Total current liabilities	2,430	2,541
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized, 12,253 shares issued and outstanding at December 31, 2006 and June 30, 2006	18,528	18,503
Accumulated other comprehensive loss	(134)	(395)
Retained earnings	23,725	24,750
Total shareholders’ equity	42,119	42,858
Total liabilities and shareholders’ equity	$44,549	$45,399

See the accompanying notes to these interim condensed consolidated financial statements.

QUALSTAR CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited) (In thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Net Revenues	$5,283	$5,689	$9,942	$11,791
Cost of goods sold	3,649	3,767	7,006	7,965
Gross profit	1,634	1,922	2,936	3,826
Operating expenses:
Research and development	756	762	1,507	1,481
Sales and marketing	883	715	1,650	1,472
General and administrative	812	900	1,556	1,810
Total operating expenses	2,451	2,377	4,713	4,763
Loss from operations	(817)	(455)	(1,777)	(937)
Investment Income	371	266	752	537
Loss before income taxes	(446)	(189)	(1,025)	(400)
Provision for income taxes	—	—	—	—
Net loss	$(446)	$(189)	$(1,025)	$(400)
Loss per share:
Basic	$(0.04)	$(0.02)	$(0.08)	$(0.03)
Diluted	$(0.04)	$(0.02)	$(0.08)	$(0.03)
Shares used to compute loss per share:
Basic	12,253	12,253	12,253	12,253
Diluted	12,253	12,253	12,253	12,253

See the accompanying notes to these interim condensed consolidated financial statements.

QUALSTAR CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Six Months Ended December 31,
	2006	2005
OPERATING ACTIVITIES:
Net loss	$(1,025)	$(400)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	25	72
Depreciation and amortization	216	231
Provision for (recovery of) bad debts and returns, net of recoveries	31	(22)
Changes in operating assets and liabilities:
Accounts receivable, net	(384)	507
Inventories, net	791	(152)
Prepaid and other assets	15	(356)
Prepaid income taxes	(7)	(2)
Accounts payable	90	104
Accrued payroll and related liabilities	(44)	(38)
Other accrued liabilities	(157)	52
Net cash used in operating activities	(449)	(4)
INVESTING ACTIVITIES:
Purchases of property, equipment and leasehold improvements	(14)	(102)
Proceeds from sale of marketable securities	4,052	1,968
Purchases of marketable securities	(4,548)	(5,720)
Net cash used in investing activities	(510)	(3,854)
Net change in cash and cash equivalents	(959)	(3,858)
Cash and cash equivalents, beginning of period	6,845	12,210
Cash and cash equivalents, end of period	$5,886	$8,352
Supplemental cash flow disclosure:
Income taxes paid	$7	$2

See the accompanying notes to these interim condensed consolidated financial statements.

QUALSTAR CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED DECEMBER 31, 2006

(Unaudited) (In thousands)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at July 1, 2006	12,253	$18,503	$(395)	$24,750	$42,858
Share based compensation	—	25	—	—	25
Comprehensive loss:
Net loss	—	—	—	(1,025)	(1,025)
Change in unrealized losses on investments	—	—	261	—	261
Comprehensive loss	—	—	—	—	(764)
Balance at December 31, 2006	12,253	$18,528	$(134)	$23,725	$42,119

See the accompanying notes to these condensed consolidated financial statements.

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited) (In thousands, except per share data)

Note 1 - Basis of Presentation and Consolidation

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

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in the Qualstar Corporation Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Basis of Consolidation
The consolidated financial statements include the accounts and operations of Qualstar and its wholly owned subsidiary, Qualstar Sales and Service Corporation. All significant intercompany accounts have been eliminated.

Note 2 - Loss Per Share

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

The following table sets forth the computation of basic and diluted net loss per share for the three and six months ended December 31, 2006 and 2005:
	In Thousands (Except per share amounts)
	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Net loss (a)	$(446)	$(189)	$(1,025)	$(400)
Weighted average outstanding shares of common stock (b)	12,253	12,253	12,253	12,253
Dilutive potential common shares from employee stock options	—	—	—	—
Common stock and common stock equivalents (c)	12,253	12,253	12,253	12,253
Loss per share:
Basic net loss per share (a)/(b)	$(0.04)	$(0.02)	$(0.08)	$(0.03)
Diluted net loss per share (a)/(c)	$(0.04)	$(0.02)	$(0.08)	$(0.03)

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS- (Continued)

(Unaudited) (In thousands, except per share data)

Stock options are excluded for the three months and six months ended December 31, 2006, and 2005, from the computation of diluted loss per share as the effect would have been antidilutive.

Note 3 - Marketable Securities

     Marketable securities consist primarily of high-quality U.S. corporate securities and U.S. federal government and state government debt securities. These securities are classified in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are securities that Qualstar has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. All of Qualstar’s marketable securities were classified as available-for-sale at December 31, 2006 and June 30, 2006.

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

Note 4 - Inventories

     Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventory is comprised as follows:

	December 31, 2006	June 30, 2006
Raw materials, net	$5,771	$6,473
Finished goods	736	825
	$6,507	$7,298

Note 5 - Comprehensive Loss

     For the six months ended December 31, 2006 and 2005, comprehensive loss amounted to approximately $764,000 and $582,000, respectively. The difference between net loss and comprehensive loss relates to the changes in the unrealized losses or gains the Company recorded for its available-for-sale securities.

Note 6 - Legal Proceedings

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

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS- (Continued)

(Unaudited) (In thousands, except per share data)

Note 7 - Income Taxes

The Company has recorded a full valuation allowance against its net deferred tax assets based on the Company’s assessment regarding the realizability of these net deferred tax assets in future periods.

Note 8 - Segment Information

     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. This standard requires segmentation based on our internal organization and reporting of revenue and operating income based upon internal accounting methods. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. Our two segments are Tape Libraries and Power Supplies. The two segments discussed in this analysis are presented in the way we internally manage and monitore performance. Our financial reporting systems present various data for management to operate the business, including internal profit and loss statements prepared on a basis consistent with U.S. GAAP. The tape library business has dominated our operations, thus, our operations and reporting have been set up to accommodate a single segment and attribute all revenues and expenses to the tape library side, with the power supply business being an ancillary part of overall operations. As the power supply segment grew in the last year to represent greater than 10% of combined revenues, a framework for internal resource allocations has been implemented for the three months and six months ended December 31, 2006. Thus, the amounts indicated for the three months and six months ended December 31, 2006 include allocations for certain internal resources and the amounts indicated for the three months and six months ended December 31, 2005 were recast to reflect allocations for certain internal resources. Certain assets are tracked separately by the power supplies segment, and all others are recorded in the tape library segment for internal reporting presentations. Cash is not segregated between the two segments, but retained by the library segment.

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

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS- (Continued)

(Unaudited) (In thousands, except per share data)

Segment revenue, loss before taxes and total assets were as follows:

	Three Months Ended December 31		Six Months Ended December 31,
	2006	2005	2006	2005
Revenue
Tape Libraries:
Product	$3,604	$4,379	$6,751	$9,164
Service	813	749	1,538	1,529
Total Tape Libraries	4,417	5,128	8,289	10,693
Power Supplies	866	561	1,653	1,098
Consolidated Revenue	$5,283	$5,689	$9,942	$11,791

	Three Months Ended December 31		Six Months Ended December 31,
	2006	2005	2006	2005
Income (Loss) before Taxes
Tape Libraries……………………………………….	$(499)	$(8)	$(1,089)	$(101)
Power Supplies……………………………………..	53	(181)	64	(299)
Consolidated Loss before Taxes	$(446)	$(189)	$(1,025)	$(400)

	December 31	December 31
	2006	2005
Total Assets
Tape Libraries	$43,678	$45,806
Power Supplies	871	1,025
Consolidated Assets	$44,549	$46,831

Note 9 - Recent Accounting Pronouncements

     Staff Accounting Bulletin (“SAB”) 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements, issued by the SEC in September 2006, requires analysis of misstatements using both an income statement and a balance sheet approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for our fiscal year 2007 annual report on Form 10-K. We do not expect the adoption of SAB 108 to have a material impact on our consolidated financial statements.

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS- (Continued)

(Unaudited) (In thousands, except per share data)

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

     The FASB issued Financial Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes” in June 2006. FIN 48 prescribes a recognition and measurement threshold for tax positions taken or expected to be taken on a tax return and relates to the uncertainty in income taxes recognized in the financial statements in accordance with FAS109, Accounting for Income Taxes. FIN 48 is effective for the first fiscal year beginning after December 15, 2006, thus, we expect to adopt it in our fiscal year beginning July 1, 2007. We do not expect the adoption of FIN 48 to have a material impact on our financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Quarterly Report on Form 10-Q concerning the future business, operating results and financial condition of Qualstar, including estimates, projections, statements relating to our business plans, objectives and operating results, and the assumptions upon which those statements are based, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements inherently are subject to risks and uncertainties, some of which we cannot predict or quantify. Our actual results may differ materially from the results projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 in “ITEM 1 Business,” “Item 1A Risk Factors,” and in “ITEM 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof or variations thereon or similar terminology. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect the occurrence of events or circumstances in the future.

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

RESULTS OF OPERATIONS

The following table reflects, as a percentage of net revenues, statements of operations data for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	69.1	66.2	70.5	67.6
Gross profit	30.9	33.8	29.5	32.4
Operating expenses:
Research and development	14.3	13.4	15.2	12.6
Sales and marketing	16.7	12.6	16.6	12.5
General and administrative	15.4	15.8	15.7	15.3
Total operating expenses	46.4	41.8	47.5	40.4
Loss from operations	(15.5)	(8.0)	(18.0)	(8.0)
Investment income	7.0	4.7	7.6	4.6
Loss before income taxes	(8.5)	(3.3)	(10.4)	(3.4)
Provision (benefit) for income taxes	—	—	—	—
Net loss	(8.5)%	(3.3)%	(10.4)%	(3.4)%

Revenues are recognized upon shipment of the product to the customer, less estimated returns, for which provision is made at the time of sale. The following table summarizes our revenue by major product line:

	Three Months Ended December 31		Six Months Ended December 31
	2006	2005	2006	2005
Tape Library revenues:
TLS	35.3%	43.3%	34.7%	45.9%
RLS	6.8	12.3	8.5	12.0
XLS	5.7	0.0	5.4	0.0
	47.8	55.6	48.6	57.9
Other revenues:
Service	15.4	13.2	15.5	13.0
Media	14.8	11.8	13.6	12.1
Power Supplies	16.4	9.9	16.6	9.3
Miscellaneous	5.6	9.5	5.7	7.7
	100.0%	100.0%	100.0%	100.0%

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

Net Revenue. Net revenues decreased to $5.3 million for the three months ended December 31, 2006 from $5.7 million for the three months ended December 31, 2005, a decrease of $0.4 million, or 7.1%. No single customer accounted for more than ten percent of the Company’s consolidated revenue for the three month periods ended December 31, 2006 and December 31, 2005.

     Segment Revenue. Revenues reported for the segments shown below are presented on a basis consistent with U.S. GAAP. Revenues reported in Note 8 - Segment Information, in Notes to Consolidated Condensed Financial Statements included in Item 1 of this report, are presented in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information, and fiscal year 2006 amounts have been restated for certain internal allocations.

Tape Libraries - Net revenues decreased to $4.4 million for the three months ended December 31, 2006 from $5.1 million for the three months ended December 31, 2005, a decrease of $0.7 million, or 13.9%. The decrease in revenues is attributed to lower revenues from our TLS and RLS tape libraries incorporating LTO, SAIT, and DLT tape technologies, and miscellaneous revenues, partially offset by higher revenues from our XLS enterprise libraries incorporating LTO tape technology and media and service revenues. No single customer accounted for more than ten percent of tape library revenues for the three-month periods ended December 31, 2006 and December 31, 2005.

Power Supplies - Net revenues increased to $866,000 for the three months ended December 31, 2006 from $561,000 for the three months ended December 31, 2005, an increase of $305,000, or 54.4%. The increase in revenues is attributed to growth in both sales to contract manufacturers and distribution sales. Three customers on a standalone basis accounted for 36.0%, 16.5% and 13.1%, respectively, or 65.6% in the aggregate, of power supply sales for the three months ended December 31, 2006. Two customers on a standalone basis accounted for 39.7% and 10.9%, respectively, or 50.6% in the aggregate, of power supply sales for the three months ended December 31, 2005.

Gross Profit. Gross profit represents the difference between our net revenues and cost of goods sold. Cost of goods sold consists primarily of purchased parts, direct and indirect labor costs, rent, technical support costs, depreciation of plant and equipment, utilities, and packaging costs. Gross profit decreased to $1.6 million for the three months ended December 31, 2006 from $1.9 million for the three months ended December 31, 2005. The decrease of $0.3 million, or 15.0%, is primarily due to a change in product mix, under absorbed manufacturing costs, and increased competitive pricing pressures.

Research and Development. Research and development expenses consist of engineering salaries, benefits, outside consultant fees, and purchased parts and supplies used in development activities. Research and development expenses remained flat at $756,000 for the three months ended December 31, 2006 compared to $762,000 for the three months ended December 31, 2005.

Sales and Marketing. Sales and marketing expenses consist primarily of employee salaries and benefits, sales commissions, trade show costs, advertising and travel related expenses. Sales and marketing expenses increased to $883,000 for the three months ended December 31, 2006 from $715,000 for the three months ended December 31, 2005. The increase of $168,000, or 23.5% is primarily due to increased advertising and promotion expenses, partially offset by lower outside commission expenses correlated to lower revenues.

General and Administrative. General and administrative expenses include employee salaries and benefits and professional service fees. General and administrative expenses decreased to $812,000 for the three months ended December 31, 2006 from $900,000 for the three months ended December 31, 2005. The decrease of $88,000, or 9.8% is primarily due to decreases in legal, accounting and compensation related expenses partially offset by higher bad debt expense.

Investment Income. Investment income increased to $371,000 for the three months ended December 31, 2006 from $266,000 for the three months ended December 31, 2005. The increase of $105,000, or 39.5% is primarily due to the current higher interest rate environment.

Provision (Benefit) for Income Taxes. We did not record a provision or benefit for income taxes for either the three months ended December 31, 2006 or for the three months ended December 31, 2005. We have recorded a full valuation allowance against our net deferred tax assets based on our assessment regarding the realizability of these net deferred tax assets in future periods.

Six Months Ended December 31, 2006 Compared to Six Months Ended December 31, 2005

     Net Revenue. Net revenues decreased to $9.9 million for the six months ended December 31, 2006 from $11.8 million for the six months ended December 31, 2005, a decrease of $1.8 million, or 15.7%. No single customer accounted for more than ten percent of the Company’s consolidated revenue for the six-month periods ended December 31, 2006 and December 31, 2005.

 Segment Revenues

Tape Libraries - Net revenues decreased to $8.3 million for the six months ended December 31, 2006 from $10.7 million for the six months ended December 31, 2005, a decrease of $2.4 million, or 22.5%. The decrease in revenues is attributed to lower revenues from our TLS and RLS tape libraries incorporating LTO, AIT, SAIT, and DLT tape technologies, and lower media and miscellaneous revenues, partially offset by higher revenues from our XLS enterprise libraries incorporating LTO tape technology. No single customer accounted for more than ten percent of tape library revenues for the six-month periods ended December 31,2006 and December 31, 2005.

Power Supplies - Net revenues increased to $1.7 million for the six months ended December 31, 2006 from $1.1 million for the six months ended December 31, 2005, an increase of $0.6 million, or 50.6%. The increase in revenues is attributed to growth in both sales to contract manufacturers and distribution sales. Two customers on a standalone basis accounted for 29.1% and 13.4%, respectively, or 42.5% in the aggregate, of power supply sales for the six months ended December 31, 2006. One customer on a standalone basis accounted for 34.4% in the aggregate, of power supply sales for the six months ended December 31, 2005.

Gross Profit. Gross profit decreased to $2.9 million for the six months ended December 31, 2006 from $3.8 million for the six months ended December 31, 2005. The decrease of $0.9 million, or 23.3%, is primarily due to a change in product mix, under absorbed manufacturing costs, and increased competitive pricing pressures.

Research and Development. Research and development expenses remained flat at $1.5 million for the six months ended December 31, 2006 compared to $1.5 million for the six months ended December 31, 2005.

Sales and Marketing. Sales and marketing expenses increased to $1.7 million for the six months ended December 31, 2006 from $1.5 million for the six months ended December 31, 2005. The increase of $0.2 million, or 12.1% is primarily due to increased advertising and promotion expenses, partially offset by lower outside commission expenses correlated to lower revenues and lower compensation related expenses.

General and Administrative. General and administrative expenses decreased to $1.6 million for the six months ended December 31, 2006 from $1.8 million for the six months ended December 31, 2005. The decrease of $0.2 million, or 14.0% is primarily due to decreases in legal, accounting and compensation related expenses partially offset by higher bad debt expense.

Investment Income. Investment income increased to $752,000 for the six months ended December 31, 2006 from $537,000 for the six months ended December 31, 2005. The increase of $215,000, or 40.0% is primarily due to the current higher interest rate environment.

Provision (Benefit) for Income Taxes. We did not record a provision or benefit for income taxes for either the six months ended December 31, 2006 or for the six months ended December 31, 2005. We have recorded a full valuation allowance against our net deferred tax assets based on our assessment regarding the realizability of these net deferred tax assets in future periods.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $449,000 in the six months ended December 31, 2006, primarily attributed to the net loss for the quarter and an increase in receivables, partially offset by a decrease in inventories and prepaids and other assets, and an increase in accounts payable. Cash used by operating activities was $4,000 in the six months ended December 31, 2005, primarily attributed to increases in inventories, prepaids and other assets and prepaid income taxes, partially offset by a decrease in accounts receivable.

Cash used in investing activities was $510,000 in the six months ended December 31, 2006, primarily attributed to the purchase of marketable securities, partially offset by the sale of marketable securities. Cash used in investing activities was $3.8 million in the six months ended December 31, 2005, primarily attributed to the purchase of marketable securities.

Cash was not used in or provided by financing activities during the six months ended December 31, 2006 or the six months ended December 31, 2005.

As of December 31, 2006, we had $5.9 million in cash and cash equivalents and $27.6 million in marketable securities. We believe that our existing cash and cash equivalents and anticipated cash flows from our operating activities, plus funds available from the sale of our marketable securities, will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. We may utilize cash to invest in businesses, products or technologies that we believe are strategic. We regularly evaluate other companies and technologies for possible investment by us. In addition, we have made and may in the future make investments in companies with whom we have identified potential synergies. However, we have no present commitments or agreements with respect to any material acquisition of other businesses or technologies.

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

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Qualstar’s disclosure controls and procedures as of December 31, 2006, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We did not make any changes in our internal control over financial reporting during the quarter ended December 31, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

QUALSTAR CORPORATION

Dated: February 14, 2007	By:	/s/ WILLIAM J. GERVAIS
William J. Gervais
Chief Executive Officer, President and Director
(Principal Executive Officer)

	By:	/s/ ANDREW A. FARINA
Andrew A. Farina
Principal Financial Officer