Form 10-Q
period 2007-03-31
QUALSTAR CORP
filed 2007-05-14
CIK 758938

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Total shares of common stock without par value outstanding at March 31, 2007 is 12,253,117.

QUALSTAR CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

INDEX

Index

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUALSTAR CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

	March 31, 2007	June 30, 2006
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$9,750	$6,845
Marketable securities, short-term	11,680	14,040
Receivables, net of allowances of $126 and $118 at March 31, 2007, and June 30, 2006, respectively	3,050	2,700
Inventories, net	6,327	7,298
Prepaid expenses and other current assets	592	511
Prepaid income taxes	119	159
Total current assets	31,518	31,553
Property and equipment, net	654	924
Marketable securities, long-term	11,779	12,782
Other assets	120	140
Total assets	$44,071	$45,399

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,150	$783
Accrued payroll and related liabilities	342	466
Other accrued liabilities	1,019	1,292
Total current liabilities	2,511	2,541
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized, 12,253 shares issued and outstanding at March 31, 2007 and June 30, 2006	18,556	18,503
Accumulated other comprehensive loss	(54)	(395)
Retained earnings	23,058	24,750
Total shareholders’ equity	41,560	42,858
Total liabilities and shareholders’ equity	$44,071	$45,399

See the accompanying notes to these interim condensed consolidated financial statements.

Index

QUALSTAR CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited) (In thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Net Revenues	$4,884	$5,052	$14,826	$16,843
Cost of goods sold	3,546	3,606	10,552	11,571
Gross profit	1,338	1,446	4,274	5,272
Operating expenses:
Research and development	846	841	2,352	2,322
Sales and marketing	659	763	2,310	2,235
General and administrative	764	889	2,320	2,699
Total operating expenses	2,269	2,493	6,982	7,256
Loss from operations	(931)	(1,047)	(2,708)	(1,984)
Investment Income	312	363	1,064	900
Loss before income taxes	(619)	(684)	(1,644)	(1,084)
Provision (benefit) for income taxes	48	(86)	48	(86)
Net loss	$(667)	$(598)	$(1,692)	$(998)
Loss per share:
Basic and Diluted	$(0.05)	$(0.05)	$(0.14)	$(0.08)
Shares used to compute loss per share:
Basic and Diluted	12,253	12,253	12,253	12,253

See the accompanying notes to these interim condensed consolidated financial statements.

Index

QUALSTAR CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Nine Months Ended March 31,
	2007	2006
OPERATING ACTIVITIES:
Net loss	$(1,692)	$(998)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Share based compensation	53	108
Depreciation and amortization	324	342
Provision for (recovery of) bad debts and returns, net	36	(40)
Changes in operating assets and liabilities:
Receivables	(386)	1,318
Inventories, net	971	(524)
Prepaid and other assets	(97)	(58)
Prepaid income taxes	40	310
Accounts payable	367	(45)
Accrued payroll and related liabilities	(124)	(132)
Other accrued liabilities	(273)	-
Net cash (used in) provided by operating activities	(781)	281

INVESTING ACTIVITIES:
Purchases of property, equipment and leasehold improvements	(18)	(136)
Proceeds from sale of marketable securities	12,710	4,697
Purchases of marketable securities	(9,006)	(9,746)
Net cash (used in) provided by investing activities	3,686	(5,185)

Net change in cash and cash equivalents	2,905	(4,904)

Cash and cash equivalents, beginning of period	6,845	12,210

Cash and cash equivalents, end of period	$9,750	$7,306

Supplemental cash flow disclosure:
Income taxes paid	$7	$2

See the accompanying notes to these interim condensed consolidated financial statements.

Index

QUALSTAR CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED MARCH 31, 2007

(Unaudited) (In thousands)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at July 1, 2006	12,253	$18,503	$(395)	$24,750	$42,858
Share based compensation	—	53	—	—	53
Comprehensive loss:
Net loss	—	—	—	(1,692)	(1,692)
Change in unrealized losses on marketable securities	—	—	341	—	341
Comprehensive loss	—	—	—	—	(1,351)
Balance at March 31, 2007	12,253	$18,556	$(54)	$23,058	$41,560

See the accompanying notes to these condensed consolidated financial statements.

Index

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

The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended March 31, 2007 and 2006:
	In Thousands (Except per share amounts)
	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Net loss (a)	$(667)	$(598)	$(1,692)	$(998)
Weighted average outstanding shares of common stock (b)	12,253	12,253	12,253	12,253
Dilutive potential common shares from employee stock options	—	—	—	—
Common stock and common stock equivalents (c)	12,253	12,253	12,253	12,253
Loss per share:
Basic net loss per share (a)/(b)	$(0.05)	$(0.05)	$(0.14)	$(0.08)
Diluted net loss per share (a)/(c)	$(0.05)	$(0.05)	$(0.14)	$(0.08)

Index

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS- (Continued)

(Unaudited) (In thousands, except per share data)

Stock options are excluded for the three months and nine months ended March 31, 2007, and 2006 from the computation of diluted loss per share as the effect would have been antidilutive.

Note 3 - Marketable Securities

Marketable securities consist primarily of high-quality U.S. corporate securities and U.S. federal government and state government debt securities. These securities are classified in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are securities that Qualstar has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. All of Qualstar’s marketable securities were classified as available-for-sale at March 31, 2007 and June 30, 2006.

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

Note 4 - Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventory is comprised as follows:

	March 31, 2007	June 30, 2006
Raw materials	$6,647	$7,116
Less: inventory reserves	(940)	(643)
	5,707	6,473
Finished goods	620	825
	$6,327	$7,298

Note 5 - Comprehensive Loss

For the nine months ended March 31, 2007 and 2006, comprehensive loss amounted to approximately $1,351 and $1,180, respectively. The difference between net loss and comprehensive loss relates to the changes in the unrealized losses or gains the Company recorded for its available-for-sale securities.

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

Index

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS- (Continued)

(Unaudited) (In thousands, except per share data)

Note 7 - Income Taxes

The Company has recorded a full valuation allowance against its net deferred tax assets based on the Company’s assessment regarding the realizability of these net deferred tax assets in future periods.

Note 8 - Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. This standard requires segmentation based on our internal organization and reporting of revenue and operating income based upon internal accounting methods. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. Our two segments are Tape Libraries and Power Supplies. The two segments discussed in this analysis are presented in the way we internally manage and monitor performance. Our financial reporting systems present various data for management to operate the business, including internal profit and loss statements prepared on a basis consistent with U.S. GAAP. The tape library business has dominated our operations, thus, our operations and reporting have been set up to accommodate a single segment and attribute all revenues and expenses to the tape library side, with the power supply business being an ancillary part of overall operations. As the power supply segment grew in the last year to represent greater than 10% of combined revenues, a framework for internal resource allocations has been implemented for the three months and nine months ended March 31, 2007. Thus, the amounts indicated for the three months and nine months ended March 31, 2007 include allocations for certain internal resources and the amounts indicated for the three months and nine months ended March 31, 2006 were recast to reflect allocations for certain internal resources. Certain assets are tracked separately by the power supplies segment, and all others are recorded in the tape library segment for internal reporting presentations. Cash is not segregated between the two segments, but retained by the library segment.

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

Index

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS- (Continued)

(Unaudited) (In thousands, except per share data)

Segment revenue, loss before taxes and total assets were as follows:

	Three Months Ended March 31		Nine Months Ended March 31,
	2007	2006	2007	2006
Revenue
Tape Libraries:
Product	$3,502	$3,411	$10,253	$12,575
Service	588	902	2,126	2,431
Total Tape Libraries	4,090	4,313	12,379	15,006
Power Supplies	794	739	2,447	1,837
Consolidated Revenue	$4,884	$5,052	$14,826	$16,843

	Three Months Ended March 31		Nine Months Ended March 31,
	2007	2006	2007	2006
Income (Loss) before Taxes
Tape Libraries	$(637)	$(476)	$(1,726)	$(577)
Power Supplies	18	(208)	82	(507)
Consolidated Loss before Taxes	$(619)	$(684)	$(1,644)	$(1,084)

	March 31	March 31
	2007	2006
Total Assets
Tape Libraries	$43,179	$45,068
Power Supplies	892	906
Consolidated Assets	$44,071	$45,974

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

Index

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

The FASB issued Financial Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes” in June 2006. FIN 48 prescribes a recognition and measurement threshold for tax positions taken or expected to be taken on a tax return and relates to the uncertainty in income taxes recognized in the financial statements in accordance with FAS109, Accounting for Income Taxes. FIN 48 is effective for the first fiscal year beginning after March 15, 2007; thus, we expect to adopt it in our fiscal year beginning July 1, 2007. We do not expect the adoption of FIN 48 to have a material impact on our financial statements.

SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, was issued by the FASB in February 2007.  SFAS 159 allows Companies to choose to measure financial instruments and certain other eligible items at fair value (at specified election dates), that are not currently required to be measured at fair value.  The statement is effective as of the first fiscal year beginning after November 15, 2007, thus, we expect to adopt it in our fiscal year beginning July 1, 2008.  We do not expect the adoption of SFAS 159 to have a material impact on our financial statements.

Index

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

We also design, develop, manufacture and sell small high-efficiency open-frame switching power supplies for original equipment manufacturers of telecommunications equipment, servers, routers, switches, RAID arrays, gaming devices, and other equipment. Our power supplies are sold under the N2Power brand name and private label brand names through independent sales representatives and distributors. The primary customers are original equipment manufacturers and contract manufacturers.

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

Index

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

Marketable Securities

We consider all highly liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents.  In general, investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments.  Investments with maturities beyond one year are classified as long-term.  All cash equivalents, short-term and long-term investments are classified as available for sale and are recorded at market value using the specific identification method; unrealized gains and losses (excluding other than temporary impairments) are reflected in accumulated other comprehensive loss.

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

Index

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

RESULTS OF OPERATIONS

The following table reflects, as a percentage of net revenues, statements of operations data for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	72.6	71.4	71.2	68.7
Gross profit	27.4	28.6	28.8	31.3
Operating expenses:
Research and development	17.3	16.6	15.9	13.8
Sales and marketing	13.5	15.1	15.6	13.3
General and administrative	15.6	17.6	15.6	16.0
Total operating expenses	46.4	49.3	47.1	43.1
Loss from operations	(19.0)	(20.7)	(18.3)	(11.8)
Investment income	6.4	7.2	7.2	5.3
Loss before income taxes	(12.6)	(13.5)	(11.1)	(6.5)
Provision (benefit) for income taxes	1.0	(1.7)	0.3	(0.5)
Net loss	(13.6)%	(11.8)%	(11.4)%	(6.0)%

Index

Revenues are recognized upon shipment of the product to the customer, less estimated returns, for which provision is made at the time of sale. The following table summarizes our revenue by major product line:

	Three Months Ended March 31		Nine Months Ended March 31
	2007	2006	2007	2006
Tape Library revenues:
TLS	41.5%	38.5%	37.0%	43.7%
RLS	7.7	12.1	8.2	12.0
XLS	5.1	-	5.3	-
	54.3	50.6	50.5	55.7
Other revenues:
Power Supplies	16.3	14.6	16.5	10.9
Service	12.0	17.9	14.4	14.4
Media	12.6	10.8	13.2	11.7
Miscellaneous	4.8	6.1	5.4	7.3
	100.0%	100.0%	100.0%	100.0%

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Net Revenue. Net revenues in the quarter decreased $0.2 million, or 3.3% to $4.9 million for the three months ended March 31, 2007 verses $5.1 million for the three months ended March 31, 2006. No single customer accounted for more than ten percent of the Company’s consolidated revenue for the three-month periods ended March 31, 2007 and March 31, 2006.

Segment Revenue. Revenues reported for the segments shown below are presented on a basis consistent with U.S. GAAP. Revenues reported in Note 8 - Segment Information, in Notes to Consolidated Condensed Financial Statements included in Item 1 of this report, are presented in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information, and fiscal year 2006 amounts have been recast for certain internal allocations.

Tape Libraries - Net tape library revenues decreased $0.2 million, or 5.2% to $4.1 million for the three months ended March 31, 2007 from $4.3 million for the three months ended March 31, 2006. The decrease in revenues is attributed to lower revenues from our RLS tape libraries incorporating LTO, SAIT, and DLT tape technologies, and lower service and miscellaneous revenues, partially offset by revenues from our XLS enterprise libraries, sales of which did not commence until the first quarter of fiscal 2007, and higher media revenues. No single customer accounted for more than ten percent of tape library revenues for the three-month periods ended March 31, 2007 and March 31, 2006.

Power Supplies - Net power supply revenues increased $55,000, or 7.4% to $794,000 for the three months ended March 31, 2007 from $739,000 for the three months ended March 31, 2006. The increase in revenues is attributed to growth in both sales to contract manufacturers and distribution sales. One customer on a standalone basis accounted for 36.3% of power supply revenue for the three months ended March 31, 2007. Three customers on a standalone basis accounted for 51.1%, 12.1% and 11.7%, respectively, or 74.9% in the aggregate, of power supply revenue for the three months ended March 31, 2006.

Gross Profit. Gross profit represents the difference between our net revenues and cost of goods sold. Cost of goods sold consists primarily of purchased parts, direct and indirect labor costs and associated overhead costs including rent, technical support costs, depreciation of plant and equipment, utilities, and packaging costs. Gross profit decreased $0.1 million, or 7.5% to $1.3 million for the three months ended March 31, 2007 from $1.4 million for the three months ended March 31, 2006. The decrease is primarily due to a change in product mix and increased competitive pricing pressures.

Index

Research and Development. Research and development expenses consist of engineering salaries, benefits, outside consultant fees, and purchased parts and supplies used in development activities. Research and development expenses remained flat at $846,000 for the three months ended March 31, 2007 compared to $841,000 for the three months ended March 31, 2006.

Sales and Marketing. Sales and marketing expenses consist primarily of employee salaries and benefits, sales commissions, trade show costs, advertising and travel related expenses. Sales and marketing expenses decreased $104,000, or 13.6% to $659,000 for the three months ended March 31, 2007 from $763,000 for the three months ended March 31, 2006. The decrease is primarily due to lower compensation and recruitment and relocation expenses.

General and Administrative. General and administrative expenses include employee salaries and benefits, professional service fees and other administrative and facilities costs.   General and administrative expenses decreased $125,000, or 14.1% to $764,000 for the three months ended March 31, 2007 from $889,000 for the three months ended March 31, 2006. The decrease is primarily due to lower accounting, investor relations and property tax expenses.

Investment Income. Investment income decreased $51,000, or 14% to $312,000 for the three months ended March 31, 2007 from $363,000 for the three months ended March 31, 2006. The decrease is primarily attributed to realized losses on the sale of securities.

Provision (Benefit) for Income Taxes. We expensed various state income tax payments totaling $7,000 and recorded an additional $41,000 reserve for the three months ended March 31, 2007 based on our judgment regarding the probability of an unfavorable outcome relating to currently ongoing franchise tax audits of fiscal years 2001, 2002 and 2003.  We recorded a benefit for income taxes for the three months ended March 31, 2006 due to the reversal of a valuation allowance established on certain research and development tax credits, which were received in full. We have recorded a full valuation allowance against our net deferred tax assets based on our assessment regarding the realizability of these net deferred tax assets in future periods.

Nine Months Ended March 31, 2007 Compared to Nine Months Ended March 31, 2006

Net Revenue. Net revenues in the quarter decreased $2.0 million, or 12% to $14.8 million for the nine months ended March 31, 2007 from $16.8 million for the nine months ended March 31, 2006. No single customer accounted for more than ten percent of the Company’s consolidated revenue for the nine-month periods ended March 31, 2007 and March 31, 2006.

Segment Revenues

Tape Libraries - Net revenues decreased $2.6 million, or 17.5% to $12.4 million for the nine months ended March 31, 2007 from $15 million for the nine months ended March 31, 2006. The decrease in revenues is attributed to lower revenues from our TLS and RLS tape libraries incorporating LTO, AIT, SAIT, and DLT tape technologies, and lower service and miscellaneous revenues, partially offset by revenues from our XLS enterprise libraries, sales of which did not commence until the first quarter of fiscal 2007. No single customer accounted for more than ten percent of tape library revenues for the nine-month periods ended March 31, 2007 and March 31, 2006.

Power Supplies - Net revenues increased $0.6 million, or 33.2% to $2.4 million for the nine months ended March 31, 2007 from $1.8 million for the nine months ended March 31, 2006. The increase in revenues is attributed to growth in both sales to contract manufacturers and distribution sales. Two customers on a standalone basis accounted for 31.4% and 11.9%, respectively, or 43.3% in the aggregate, of power supply revenue for the nine months ended March 31, 2007. One customer on a standalone basis accounted for 41.1% of power supply revenue for the nine months ended March 31, 2006.

Gross Profit. Gross profit decreased $1.0 million, or 18.9% to $4.3 million for the nine months ended March 31, 2007 from $5.3 million for the nine months ended March 31, 2006. The decrease is primarily due to a change in product mix, under absorbed manufacturing costs, and increased competitive pricing pressures.

Index

Research and Development. Research and development expenses remained flat at $2.3 million for the nine months ended March 31, 2007 compared to $2.3 million for the nine months ended March 31, 2006.

Sales and Marketing. Sales and marketing expenses increased $0.1 million, or 3.4% to $2.3 million for the nine months ended March 31, 2007 from $2.2 million for the nine months ended March 31, 2006. The increase is primarily due to higher advertising and promotion expenses, partially offset by lower compensation, outside commissions and recruitment and relocation expenses.

General and Administrative. General and administrative expenses decreased $0.4 million, or 14.0% to $2.3 million for the nine months ended March 31, 2007 from $2.7 million for the nine months ended March 31, 2006. The decrease is primarily due to lower legal, accounting, investor relations, recruitment and relocation and compensation expenses partially offset by higher bad debt expenses.

Investment Income. Investment income increased $0.2 million, or 18.2% to $1.1 million for the nine months ended March 31, 2007 from $0.9 million for the nine months ended March 31, 2006. The increase is primarily due to the current higher interest rate environment.

Provision (Benefit) for Income Taxes. We expensed various state income tax payments totaling $7,000 and recorded an additional $41,000 reserve for the nine months ended March 31, 2007 based on our judgment regarding the probability of an unfavorable outcome relating to currently ongoing franchise tax audits of fiscal years 2001, 2002 and 2003.  We recorded a benefit for income taxes for the three months ended March 31, 2006 due to the reversal of a valuation allowance established on certain research and development tax credits, which were received in full. We have recorded a full valuation allowance against our net deferred tax assets based on our assessment regarding the realizability of these net deferred tax assets in future periods.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $781,000 in the nine months ended March 31, 2007, primarily attributed to the net loss for the quarter and an increase in receivables, a decrease in accrued payroll and related liabilities, and a decrease in other accrued liabilities, partially offset by a decrease in inventories and an increase in accounts payable. Cash provided by operating activities was $281,000 in the nine months ended March 31, 2006, primarily attributed to decreases in receivables and prepaid income taxes, partially offset by an increase in inventories and a decrease in accrued payroll and related liabilities.

Cash provided by investing activities was $3.7 million in the nine months ended March 31, 2007, primarily attributed to proceeds from the sale of marketable securities, partially offset by purchases of marketable securities. Cash used in investing activities was $5.2 million in the nine months ended March 31, 2006, primarily attributed to the purchase of marketable securities, partially offset by proceeds from the sale of marketable securities.

Cash was not used in or provided by financing activities during the nine months ended March 31, 2007 or the nine months ended March 31, 2006.

As of March 31, 2007, we had $9.7 million in cash and cash equivalents and $23.5 million in marketable securities. We believe that our existing cash and cash equivalents and anticipated cash flows from our operating activities, plus funds available from the sale of our marketable securities, will be sufficient to fund our working capital and capital expenditure needs. We may utilize cash to invest in businesses, products or technologies that we believe are strategic. We regularly evaluate other companies and technologies for possible investment by us. In addition, we have made and may in the future make investments in companies with whom we have identified potential synergies. However, we have no present commitments or agreements with respect to any material acquisition of other businesses or technologies.

Index

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

ITEM 4T. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Qualstar’s disclosure controls and procedures as of March 31, 2007, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We did not make any changes in our internal control over financial reporting during the quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.	Risk Factors

There have been no significant changes to the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

ITEM 4.	Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the Annual Meeting of Stockholders of the Company held on March 22, 2007:

1. The following persons were elected as directors to serve a one year term expiring at the Annual Meeting of Stockholders to be held in 2008 or until their successors are elected and qualified:

	Number of Votes Cast
	For	Withheld
William J. Gervais	9,939,847	1,962,195
Richard A. Nelson	9,988,068	1,913,974
Stanley W. Corker	11,731,698	170,344
Carl W. Gromada	11,750,503	151,539
Robert A. Meyer	11,730,448	171,594
Robert E. Rich	11,369,906	532,136

2. Our shareholders approved the appointment of Ernst & Young, LLP as the Company’s independent registered public accounting firm to audit our financial statements for the fiscal year ending June 30, 2007.  Votes for were 11,861,030; votes against were 35,412; and votes abstained were 5,600.

Index

ITEM 6. EXHIBITS

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALSTAR CORPORATION

Dated: May 14, 2007	By: /s/ WILLIAM J. GERVAIS
William J. Gervais
Chief Executive Officer and
President
(Principal Executive Officer)

By: /s/ ANDREW A. FARINA
Andrew A. Farina
Chief Financial Officer
(Principal Financial Officer)