Form 10-K
period 2007-06-30
QUALSTAR CORP
filed 2007-09-26
CIK 758938

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM          TO
_______________

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

As of December 31, 2006, the aggregate market value of the common equity held by non-affiliates of the registrant was approximately $24,478,000.

The total shares of common stock without par value outstanding at September 13, 2007 is 12,253,117.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement for its annual meeting of shareholders to be held in 2008 are incorporated by reference into Part III of this Form 10-K.

QUALSTAR CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2007

Index

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

PART I

ITEM 1. BUSINESS
INTRODUCTION

We design, develop, manufacture and sell automated magnetic tape libraries used to store, retrieve and manage electronic data primarily in network computing environments. Tape libraries consist of cartridge tape drives, tape cartridges and robotics to move the cartridges from their storage locations to the tape drives under software control. Our tape libraries provide data storage solutions for organizations requiring backup, recovery and archival storage of critical data. Our products are compatible with commonly used operating systems, including UNIX, Windows, and Linux. Our tape libraries are also compatible with a wide range of storage management software packages, such as those supplied by Computer Associates, EMC/Legato, Tivoli, Symantec, CommVault and BakBone Software. We currently offer tape libraries for two popular tape drive technologies, LTO and AIT. We have discontinued sales of libraries with Super AIT and DLT tape drives due to declining demand for those tape drive technologies.

We sell our tape libraries worldwide, primarily to value added resellers and original equipment manufacturers. These customers typically integrate our tape libraries with software from third party vendors and related hardware such as servers and network components to provide complete storage solutions, which are then sold to end users. We configure our libraries based on each customer’s individual requirements, with a normal delivery time of one to five working days. This rapid fulfillment of customer orders allows our resellers to minimize their inventory levels and allows us to compete effectively with distribution channels used by our competitors.

Qualstar was incorporated in California in 1984. In 1995, we entered the tape automation market with a series of tape libraries incorporating 8mm tape drives. Since that time, we have introduced a succession of tape library models designed to work with the leading automation-capable tape drive technologies. Automated tape libraries and related products, such as tape drives and tape media, represented approximately 66.6% of revenues for fiscal 2007, approximately 66.2% of revenues for fiscal 2006, and approximately 75.1% of revenues for fiscal 2005. Sales of power supplies, services and other products accounted for the balance of our revenues.

In July 2002, we purchased the assets of N2Power, Incorporated, a supplier of ultrasmall high efficiency open-frame switching power supplies. Power supplies provided by N2Power are utilized within some of our tape library products as well as sold to original equipment manufacturers and contract manufacturers for incorporation into their products. N2Power products are sold under the N2Power brand name as well as under a private label brand name through independent sales representatives and distributors. Revenues from N2Power products totaled approximately 14.6% of revenues for fiscal 2007, 11.9% of revenues for fiscal 2006 and 5.0% of revenues for fiscal 2005.

Our power supplies are used to convert common alternating current  (AC) line voltages found in buildings and to direct current (DC) voltages that are needed internally to operate most electronic equipment. Since purchasing N2Power we have continued to develop and market additional models and model families to broaden the product line and increase potential business prospects.

Index

DATA STORAGE INDUSTRY BACKGROUND

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

•
Recognition of the critical importance ofdata.  Corporate databases contain useful information about customer records, order patterns and other factors that can be analyzed and transformed into a valuable asset and a competitive advantage. The ability to efficiently store, manage and protect this information is important to the value and success of many businesses. The usefulness of past and present data is further enhanced by sophisticated data mining software applications that can access and analyze large databases.

•
Growing awareness of the need for disasterprotection.  Companies are recognizing that without their data they may not survive. Natural disasters, as well as overt and covert actions targeted at individual companies or classes of users, can destroy data and entire data centers, threatening a company’s very existence. Systematic replication and secure off-site storage of corporate data is recognized as the best defense against catastrophic data loss. Tape libraries are a key technology in most corporate data disaster protection plans.

•
Compliance with new regulatory requirements for recordsretention.  Many businesses now must deal with new regulatory requirements from various governmental agencies that require businesses to retain data for longer periods of time. The regulations that have received the most visibility include HIPAA requirements covering medical records; Sarbanes-Oxley, which addresses corporate governance; and Rule 17a under the Securities Exchange Act of 1934, regarding recordkeeping requirements for the securities industry. These regulations and others are projected to increase demand for long-term storage capacity over the next few years.

•
Growth in network computing applications anddata.  The use of computer networks has shifted critical information and applications to network servers to allow more people to gain access to stored data as well as to create new data. As the speed of network computing has increased, numerous new applications have become feasible such as computer fax and e-mail, all of which generate progressively more data. Organizations are increasingly aware of the need to protect this data, as networks become a mission-critical element of many operations.

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

ADVANCES IN DATA STORAGE MANAGEMENT TECHNOLOGIES

The growth in data is contributing to an evolution in traditional storage solutions. New technologies are designed to provide high-speed connectivity for data-intensive applications across multiple operating systems. These new methods of storage and data management technologies include the following:

Index

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

Index

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

OUR TAPE LIBRARY SOLUTIONS

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

Our tape libraries are compatible with over 45 third-party storage management software packages, including those supplied by Computer Associates, EMC/Legato, Tivoli, Symantec, CommVault and BakBone Software. Storage management software enables network administrators to allocate the use of storage technologies among user groups or tasks, to manage data from a central location, and to retrieve, transfer and backup data between multiple workstations. We believe that storage management software is a crucial component of any automated storage installation, and lack of compatibility is a significant barrier to entry for new tape library competitors. To ensure compatibility, our engineers work with independent software vendors during the product development cycles. We do not have contracts with any independent software vendors, nor do we need access to their software code to design our products. We maintain relationships with them by making tape libraries available so they can qualify their software to work with our tape libraries and by evaluating their software for compatibility with our tape libraries. We also support our relationships with them by keeping them informed about current and anticipated changes to our products and by referring business to them when value added resellers or end users inquire about storage management software sources.

Index

STRATEGY

Our goal is to enhance our position as a supplier of automated tape libraries and to maintain or increase our market share in each of the product categories in which we compete. To achieve this goal, we intend to:

•
Focus our development efforts on higher margin product categories.   Early in Fiscal 2007 we began shipments of a newly-developed library system referred to as the XLS family of products. The XLS expands the breadth of our product line into the enterprise computing environment where tape capacities may range into the thousands of tapes. We intend to continue to build on this product category with future product releases and enhancements in order to pursue this market segment where the potential margins are higher than we have traditionally enjoyed.

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

•
Maintain and strengthen original equipment manufacturerrelationships.  We sell our products to several companies under private label or original equipment manufacturer relationships. Original equipment manufacturer sales enable us to reach some end users not served by our value added resellers. The same product characteristics that make our tape libraries attractive to value added resellers also are important to original equipment manufacturers. We conduct business with our original equipment manufacturer customers on an individual purchase order basis and no long-term purchase commitments are involved.

Our strategy for the power supply business is to selectively pursue market opportunities where we can command a premium price for high-efficiency products rather than becoming a commodity supplier. As electronic devices continue to shrink in size, many designers are forced to consider our high-density, high-efficiency approach.

We believe that our experience, efficiency and control over the development and manufacture of new products are key factors in the successful execution of our strategy. We design our tape libraries with a high percentage of common parts, use quality components and minimize the number of moving parts. We utilize proprietary techniques in the design, production and testing of our libraries in order to simplify the manufacturing process and reduce our costs. We manufacture all of our products at a single facility and we control our inventory closely to provide rapid delivery to our customers. These steps allow us to design and bring to market new products in response to changing technology.

PRODUCTS

Tape Libraries
We offer a number of tape library families, each capable of incorporating one or more tape drive technologies, as summarized in the following table:

Product Family	Tape Drive Technology	Range of Tape Cartridges		Maximum Capacity in Terabytes(1)
TLS-4000	Sony AIT	12 to 600		240
TLS-8000	LTO	11 to 264		211
RLS-4000	Sony AIT	22 to 70		28
RLS-8000	LTO	12 to 44		35
XLS Series	LTO	295-2805	(2)	2,244	(2)
____________

(1)	A Terabyte is one million megabytes, or one thousand gigabytes. The table shows native capacity and excludes gains from data compression, which can increase capacity by more than 100%.

(2)
2,805 tapes and 2,244 terabytes reflect the product configuration at its initial release stage. Planned future releases of internal firmware will allow expansion to as high as 6,265 tapes and 5,012 terabytes using LTO tape technology.

Index

Our tape library families include a number of models that differ in storage capacity, price and features. Our libraries are installed in network computing environments ranging from small departmental networks to enterprise-wide networks supporting hundreds of users. We believe that selling products for multiple tape drive technologies insulates us somewhat from the dynamics of the marketplace as various tape standards compete for market share. This helps our products appeal to the broadest possible range of end user market segments. This wide range of products makes us a one-stop supplier for our value added reseller and original equipment manufacturer customers, enabling them to meet most end user requirements for a specific tape format or data capacity.

Tape libraries generally contain two or more tape drives and from ten to thousands of tapes. We design our tape libraries for continuous, unattended operation. Multiple tape drives allow simultaneous access to different data files by different users on the network, and increase the rate at which data can move on to, out of, or within the network. A library with multiple tape drives can back up data using multiple drives simultaneously, significantly speeding up the recording process. In some of our libraries, tape cartridges are stored in removable magazines, allowing for easy bulk removal of the tapes. Our libraries also offer features such as barcode readers to scan cartridge labels and an input/output port for importing and exporting tapes under system control. Several of our library models are expandable in the field by increasing the number of tape storage positions. This feature provides the end user with the ability to increase data capacity as storage needs grow.

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

Our RLS Series of tape libraries are designed to fit efficiently in equipment racks and provide back-up capacity in only five standard units, or a total of 8.75 inches of rack space. In addition, some models in the RLS series are designed to support dual-redundant power supplies and hot-swappable tape drives.

Our XLS family of tape libraries is designed to be expandable from 300 to over 6000 tapes and is focused on the needs of large enterprises. The XLS product is feature rich and is intended to provide the customer with a highly reliable and high efficiency solution. Initial customer shipments commenced in July 2006.

Power Supplies

In addition to tape libraries, we design and sell ultrasmall, open frame, high efficiency switching power supplies. These power supplies are used to convert AC line voltage to DC for use in a wide variety of electronic equipment such as telecommunications equipment, servers, routers, switches, wireless systems and gaming devices.

Index

Our power supplies are sold under the N2 Power brand. We have specialized in units that are less than 1¾ inches high and that are optimized for high efficiency operation. The high efficiency allows the units to be operated in confined spaces without heating up the surrounding equipment. These products are manufactured for us in China and sold to original equipment manufacturers (OEM) and contract manufacturers as well as to distributors.

We believe that as worldwide energy concerns and energy costs rise, our high efficiency approach will become more important. Additionally, these  power supplies are utilized within some of our tape library products.  We have developed a line of power supply products that deliver up to  twice the power in half the space of competitive products. Manufacturers of servers, routers, switches, telecom gear, and other process-based equipment continuously pursue smaller, more powerful, and more efficient power sources for their equipment to remain competitive.

 Each power supply undergoes a complete functional test and a multi hour burn-in to insure that every unit meets our stringent quality requirements.  We believe our high power factor design reduces loads on both generating stations and air-cooling systems.

 Other Products

We also sell ancillary products related to our tape libraries, such as tape media, tape magazines, cables, bar code labels and fiber channel adapters.

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

We believe that by selling directly to value added resellers, we have an advantage over competitors who will often sell directly to end users, thereby competing with their resellers. Some of the advantages of our strategy include the following:

•	Higher profit margins. Focusing on this channel, we achieve economies that result in higher profit margins to be shared by both the reseller and us.

•	Custom configurations. We offer custom configurations of our products, such as special paint, private branding and non-standard options, on very short notice.

•	Channel conflicts avoided. We refer substantially all end user inquiries to our reseller partners. Frequently, our sales force will make end user visits with resellers to help close a pending sale.

•	Credit. We extend credit terms to resellers who meet our credit requirements.

•	Rapid delivery. We generally ship a product within one to five working days of confirming an order, rivaling the delivery time of competitors that use distributors to bring products to market.

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

Our international sales are currently directed from our corporate offices in Simi Valley, California. All of our international sales are denominated in U.S. dollars. Revenues from customers outside of North America were approximately $5.0 million, or 24.4% of revenues in fiscal 2007, approximately $5.7 million, or 26.1% of revenues in fiscal 2006, and approximately $6.9 million, or 27.3% of revenues in fiscal 2005.

Index

Our sales are spread across a broad customer base. Revenues from Qualstar’s two largest customers combined were approximately 11.9%, 13.4%, and 13.9% for the years ended June 30, 2007, 2006, and 2005, respectively and no single customer accounted for more than 10% of our revenue.

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

We train our resellers to sell our products and to answer customers’ questions. We advertise in key publications and participate in trade shows. We display our products under the Qualstar brand name at some trade shows and participate in other trade shows in partnership with our principal suppliers and resellers. We support our marketing and customer support with a website that features comprehensive marketing and product information. We conduct sales and technical training classes for our resellers. We also conduct various promotional activities for resellers such as cooperative advertising.

CUSTOMER SERVICE AND TECHNICAL SUPPORT

We believe that strong customer service and technical support is an essential aspect of our business. Our customer service and technical support efforts consist of the following components:

•
Technical support.  Our technical support personnel are available twenty-four hours per day, Monday through Friday. Technical support personnel are available to all customers at no charge by telephone and e-mail to answer questions and solve problems relating to our products.  Our technical support personnel are trained in all aspects of our products. Our support staff is located at our headquarters in Simi Valley, California. We sell service contracts for on-site service of our tape libraries installed within the United States and Canada, which are fulfilled by IBM Corporation and on-site service contracts sold in Europe are fulfilled by Eastman Kodak S.A. Commercial Imaging Group.

•
Installation services. Our technical support personnel  provide assistance to our resellers by traveling to the end user’s location to assist the reseller or end user with setup and installation on many of our larger library systems, such as the XLS series of products.

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

•
Warranty.  We provide a three year warranty on our TLS and RLS tape libraries and a one year warranty on our XLS tape libraries. Some TLS and all RLS models have three year advance replacement warranty coverage that provides for replacement of components, or if necessary, complete libraries. All other TLS models have a one-year advance replacement warranty with the second and third year being return-to-factory for service at no charge. XLS libraries sold in North America have a one year onsite service warranty and XLS libraries sold outside of North America have one year advance replacement warranty coverage that provides for replacement of components, or if necessary, complete libraries. Customers may purchase extended advance replacement service coverage and on-site service if they are located in the United States, Canada and most countries within Europe.

MANUFACTURING AND SUPPLIERS

We manufacture all of our tape libraries at our facility in Simi Valley, California. We operate our manufacturing on one daily eight-hour shift. However, if required, we have the ability to add a second or third shift to increase our capacity.

Index

To respond rapidly to orders, we build our tape libraries to a semi-finished state, perform full testing and then place the tape libraries in a holding area until an order is received. Once an order is confirmed, we remove the unit from the holding area, install tape drives and configure the unit to meet the specific requirements of the order, retest and then ship.

The manufacturing cycle to bring our libraries to a semi-finished state is approximately five working days for our TLS and RLS libraries and approximately 30 working days for our XLS libraries. We believe that this process represents an effective way to control our inventory levels while maintaining the ability to fill specific orders in short lead times. We coordinate inventory planning and management with suppliers and customers to match our production to market demand. Once we confirm an order, we generally ship the product within one to five working days. We believe this response time is among the fastest in the industry and gives us a competitive edge. Because we fill the majority of our orders as they are received, our backlog generally is small and is not indicative of future revenues.

We carefully select our suppliers based on their ability to provide quality parts that meet our specifications and volume requirements. Inventory planning and management is coordinated closely with suppliers to match our production needs. Many of the components assembled into our libraries are off-the-shelf parts, which reduces the risk of part shortages and allows us to maintain inventory of these parts at a minimum. A number of our component parts are not available off the shelf, but are designed to our specifications.

Tape drives and tape media are available only from a limited number of suppliers, some of which are sole-source providers. Some of our suppliers compete with us by selling their own tape libraries. Any disruption in supplies of tape drives or tape media could delay shipments of our products.

COMPETITION

The market for automated tape libraries is intensely competitive and characterized by rapidly changing technology and evolving standards. Because we offer a broad range of libraries for different tape drive technologies, we tend to have a large number of competitors that differ depending on the particular format and performance level. Our principal competitors in this market segment include Sun MicroSystems, Quantum Corporation, Overland Storage, Inc., and SpectraLogic Corporation.

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

Our power supply products compete in a number of markets focused on the needs of OEM and contract manufacturers. We have concentrated on supplying units that provide above average electrical efficiency as well as high space efficiency as measured in watts per cubic inch.

Index

RESEARCH AND DEVELOPMENT

Our research and development team consists of engineers and technicians who have data storage and related industry experience. We have developed over 40 separate tape library models for eleven different tape formats over the last twelve years.

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

The design architecture of our tape libraries makes use of common parts across most product families, allowing us to develop and introduce new products quickly. If a new tape drive is an advanced version of one already incorporated in one or more of our products, our time and dollar investment to incorporate the new drive can be relatively small, with the primary focus being on verification testing. When the form factors differ, the time and investment requirements can grow and may require development of a new product family altogether.

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

We continue to develop new models and new power supply families in response to input from our customers. The product development cycle involves circuit design, printed circuit board layouts, prototype testing, safety agency and compliance testing and test equipment development.

Our research and development expenses were approximately $3.1 million in fiscal 2007, approximately $3.1 million in fiscal 2006, and approximately $3.8 million in fiscal 2005.

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

EMPLOYEES

As of August 31, 2007, we had 87 employees, including 35 in operations and manufacturing, 20 in research and development, 6 in customer service and technical support, 14 in sales and marketing, and 12 in administration and finance. We also employ a small number of temporary employees and consultants as needed. We are not a party to any collective bargaining agreement or other similar agreement. We believe that we have a good relationship with our employees.

Index

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers

Officers are elected by and serve at the discretion of the board of directors. The executive officers of Qualstar as of September 14,  2007 are:

Name	Age	Position

William J. Gervais	64	Chief Executive Officer, President and Director

Richard A. Nelson	64	Vice President of Engineering, Secretary and Director

Andrew A. Farina	61	Vice President and Chief Financial Officer

David L. Griffith	50	Vice President of Operations

Robert K. Covey	60	Vice President of Marketing

Robert C. King	63	Vice President of Sales

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

        Andrew A. Farina joined Qualstar as Chief Financial Officer in November 2006. From September 1996 to   December 2005, Mr. Farina was the Chief Financial Officer of 99¢ Only Stores. From March 1993 thru September 1996, Mr. Farina was Vice President of Finance of Crown BBK, Inc., a food brokerage business. From June 1991 to March 1993, Mr. Farina held the position of Vice President of Finance for Benchmark Corporation. From 1976 through February 1991, Mr. Farina held various positions, starting as divisional Controller and advancing to President at Sirena, Inc., a division of Sara Lee.  Mr. Farina earned a B.S. degree in Accounting from the University of Nevada in 1969 and obtained his CPA certification in the State of California in 1974.  Mr. Farina received his MBA from California State Polytechnic University in 1982.

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

Index

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

We have a limited number of executives. The loss of any single executive or thefailure to hire and integrate capable new executives could harm our business.

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

Our lack of significant order backlog makes it difficult to forecast future revenuesand operating results.

We normally ship products within a few days after orders are received. Consequently, we do not have significant order backlog and a large portion of our revenues in each quarter result from orders we received during that quarter. Because backlog can be an important indicator of future revenues, our lack of backlog makes it more difficult to forecast our future revenues. Since our operating expenses are relatively fixed in the short term, unexpected fluctuations in revenues could negatively impact our quarterly operating results.

Our research and development spending may not yield results that justify the costsincurred.

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

Our customers have the right to return our products in certain circumstances. Anexcessive number of returns may reduce our revenues.

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

Index

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

We sell a significant portion of our products to customers located outside the UnitedStates. Currency fluctuations and increased costs associated with internationalsales could make our products unaffordable in foreign markets, which would reduce ourrevenue or profitability.

Revenues from shipments to customers outside of North America accounted for approximately 24.4% of revenues in fiscal 2007, approximately 26.1% of revenues in fiscal 2006, and approximately 27.3% of revenues in fiscal 2005. We believe that international sales will continue to represent a significant portion of our revenues. Our international sales subject us to a number of risks, including:

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

A failure to develop and maintain proprietary technology may negatively affect ourbusiness.

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

Intellectual property infringement claims brought against us could be time consumingand expensive to defend.

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

Index

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

Our revenues and operating results may fluctuate unexpectedly from quarter toquarter, which may cause our stock price to decline.

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

Index

Our officers and directors could implement corporate actions that are not in the bestinterests of our shareholders as a whole.

Our executive officers and directors own beneficially, in the aggregate, approximately 43% of our outstanding common stock as of June 30, 2007. As a result, these shareholders will be able to exercise significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us. The interests of our officers and directors, when acting in their capacity as shareholders, may lead them to:

•	vote for the election of directors who agree with the incumbent officers’ or directors’ preferred corporate policy; or

•
oppose or support significant corporate transactions when these transactions further their interests as incumbent officers or directors, even if these interests diverge from their interests as shareholders per se and thus from the interests of other shareholders.

Some provisions of our charter documents may make takeover attempts difficult, whichcould depress the price of our stock and inhibit your ability to receive a premiumprice for your shares.

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

We do not currently intend to pay dividends and therefore you will only be able torecover your investment in our common stock, if at all, by selling the shares of thestock that you own.

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

Trading in our stock has been limited and our stock price has been volatile.Consequently, it may be difficult to sell your shares.

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

Index

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

Our principal competitors devote greater financial resources to developing, marketingand selling automated tape libraries. Consequently, we may be unable to maintain orincrease our market share.

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

Our suppliers could reduce shipments of tape drives and tape media. If this occurs,we would be forced to curtail production, our revenues could fall and our marketshare could decline.

Automated tape libraries and related products, such as tape drives and tape media, represented approximately 66.6% of our revenues for fiscal 2007, approximately 66.2% of our revenues for fiscal 2006 and approximately 75.1% of our revenues for fiscal 2005. We depend on a limited number of third-party manufacturers to supply us with the tape drives and tape media that we incorporate into our automated tape libraries. Some tape drive manufacturers, including Sony Corporation and IBM Corporation, compete with us by also manufacturing tape libraries. There can be no assurance that other tape drive manufacturers will not also begin to manufacture libraries.

Index

Historically, some of these suppliers have been unable to meet demand for their products and have allocated their limited supply among customers. If suppliers limit our supply of tape drives or tape media, we may be forced to delay or cancel shipments of our tape libraries. The major supplier risks we face include the following:

•
Sony Electronics, Inc. is our sole-source supplier of AIT drives and media. In the past, Sony has allocated some of their products and may allocate them again in the future. In fiscal 2007 we derived approximately $6.6 million or 32.2% of our revenues, in fiscal 2006 we derived approximately $7.9 million, or 36.4%, of our revenues, and in fiscal 2005 we derived approximately $12.0 million, or 47.8% of revenues from the sale of libraries, tape drives and tape media based on Sony AIT and Super AIT technologies. If Sony reduces its sales to us or raises its prices, we could lose revenues and our margins could decline.

•
The LTO standard was developed by an industry consortium consisting of IBM, Hewlett Packard and Quantum Corporation. LTO competes with AIT. All three drive suppliers also sell automated tape libraries that utilize LTO tape drives and compete with our products. Therefore, even if we receive adequate allocation, it may be at a price that renders our products uncompetitive.

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

Our revenues could decline if we fail to execute our distribution strategysuccessfully.

We distribute and sell our automated tape libraries primarily through value added resellers and original equipment manufacturers, and intend to continue this strategy for the foreseeable future. Value added resellers integrate our tape libraries with products of other manufacturers and sell the combined products to their own customers. Original equipment manufacturers combine our tape libraries with their own products and sell the combined product under their own brand. We currently devote, and intend to continue to devote, significant resources to develop and maintain these relationships. A failure to initiate, manage and expand our relationships with value added resellers or original equipment manufacturers could limit our ability to grow or sustain our current level of revenues.

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

Index

We rely on tape technology for a substantial part of our revenues. Our business willbe harmed if demand for storage solutions using tape technology declines or fails todevelop as we expect.

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

If we fail to develop and introduce new products on a timely and cost-effectivebasis, or if our products do not contain the features required by the marketplace, wewill eventually lose market share and sales to more innovative competitors.

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

We depend upon independent software vendors to provide storage management software that makesour tape libraries functional.

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

We may have to expend significant amounts of time and money defending or settlingproduct liability claims arising from failures of our tape libraries.

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

Index

Undetected flaws could increase our costs, reduce our revenues and divert resourcesfrom our core business needs.

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

We primarily depend on a single contract manufacturer for the majority of our power supplies.Loss of this supplier could harm our business.

The primary supplier of our N2 Power power supplies is located in China. If this manufacturer should be unable to deliver products to us on a timely basis or at all, our power supply business could be adversely affected. Though we have five years of favorable experience with this supplier, there can be no assurance that circumstances might not change and compel this supplier to curtail or terminate deliveries to us.

Price erosion may have a material adverse effect on our margins and profitability.

The majority of the power supply manufactures that we compete with have substantially more resources and more models available than we do. Additionally the power supply business is generally characterized by intense competition. There can be no assurances that a competitor will not choose to use its resources to underprice our products in the market, thereby adversely affecting our sales or margins.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

Index

ITEM 2. PROPERTIES

Our headquarters, located in Simi Valley, California, consists of a single building containing approximately 57,000 square feet housing our manufacturing, sales and marketing, finance and administration and approximately half of our engineering. Our lease on this facility expires in February 2011. Rent on this facility is $39,000 per month, with step-ups ranging from $2,400 to $2,800 per month every two years.

We also lease approximately 4,300 square feet of office space in Boulder, Colorado, that houses our Advanced Development Group. The lease of the Boulder, Colorado facility expires in May 2009. We closed our sales office in Surrey, United Kingdom in May 2007.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Qualstar’s common stock is quoted on The NASDAQ Stock Market (NASDAQ Symbol — QBAK). The following table sets forth the high and low closing sale prices of our common stock as reported by NASDAQ, during the periods indicated:

Period	Date Range	High	Low
Fiscal 2007:
First Quarter	July 1 — September, 30, 2006	$3.51	$2.60
Second Quarter	October 1 — December 31, 2006	$3.81	$2.76
Third Quarter	January 1 — March 31, 2007	$3.57	$2.86
Fourth Quarter	April 1 — June 30, 2007	$3.65	$2.84
Fiscal 2006:
First Quarter	July 1 — September, 30, 2005	$4.51	$3.55
Second Quarter	October 1 — December 31, 2005	$5.00	$3.21
Third Quarter	January 1 — March 31, 2006	$4.50	$3.30
Fourth Quarter	April 1 — June 30, 2006	$4.20	$3.00

There were approximately 43 owners of record of Qualstar’s common stock as of September 13, 2007.

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

Index

ADDITIONAL EQUITY COMPENSATION PLAN INFORMATION

The following table provides additional information regarding Qualstar’s equity compensation plans as of June 30, 2007:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	585,000	$4.07	217,175
Equity compensation plans not approved by security holders	—	—	—
Totals	585,000	$4.07	217,175
____________

(1)	Includes shares subject to stock options granted under the 1998 Stock Incentive Plan, and shares available for additional option grants under that plan, as of June 30, 2007.

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

	Years Ended June 30,
	2007	2006	2005	2004	2003
	(In thousands, expect per share amounts)
Statements of Income Data:
Net revenues	$20,612	$21,731	$25,144	$31,530	$33,557
Cost of goods sold	14,092	14,856	16,529	19,575	21,171
Gross profit	6,520	6,875	8,615	11,955	12,386
Operating expenses:
Research and development	3,136	3,083	3,750	4,268	3,994
Sales and marketing	3,110	3,213	3,350	3,607	3,834
General and administrative	3,168	3,629	3,955	5,420	4,428
Total operating expenses	9,414	9,925	11,055	13,295	12,256
Income (loss) from operations	(2,894)	(3,050)	(2,440)	(1,340)	130
Investment income	1,477	1,269	858	624	693
Impairment loss for other-than-temporary decline in investments	—	—	—	(160)	—
Income (loss) before income taxes	(1,417)	(1,781)	(1,582)	(876)	823
Provision (benefit) for income taxes	30	(89)	65	(145)	274
Net income (loss)	$(1,447)	$(1,692)	$(1,647)	$(731)	$549
Earnings (loss) per share:
Basic	$(0.12)	$(0.14)	$(0.13)	$(0.06)	$0.04
Diluted	$(0.12)	$(0.14)	$(0.13)	$(0.06)	$0.04
Shares used to compute earnings (loss) per share:
Basic	12,253	12,253	12,398	12,577	12,579
Diluted	12,253	12,253	12,398	12,577	12,666

Index

	Years Ended June 30,
	2007	2006	2005	2004	2003
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$7,697	$6,845	$12,210	$6,401	$6,236
Marketable securities	25,568	26,822	21,854	29,376	29,857
Working capital	25,152	*29,012	*25,121	46,534	47,191
Total assets	44,063	45,399	47,223	51,647	52,096
Total debt	—	—	—	—	—
Shareholders’ equity	41,841	42,858	44,653	48,064	48,868
____________

*	In fiscal 2006 and 2005, certain marketable securities were reclassified to long-term assets.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto.

OVERVIEW

We design, develop, manufacture and sell automated magnetic tape libraries used to store, retrieve and manage electronic data primarily in network computing environments. We currently offer tape libraries for two popular tape drive technologies, LTO and AIT. We have discontinued sales of libraries with Super AIT and ALT tape drives due to declining demand for those tape drive technologies.

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

Our international sales efforts are currently directed from our corporate offices in Simi Valley, California.  All of our international sales are denominated in U.S. dollars. Revenues from sales outside North America were approximately $5.0 million, or 24.4% of revenues in fiscal 2007, approximately $5.7 million, or 26.1% of revenues in fiscal 2006, and approximately $6.9 million, or 27.3% of revenues in fiscal 2005.

We also design, develop and sell ultra-small high-efficiency open-frame switching power supplies for original equipment manufacturers of telecommunications equipment, servers, routers, switches, RAIDs, and other equipment. Our power supplies are sold under the N2Power brand name through independent sales representatives and a private distributor. The primary customers are original equipment manufacturers and contract manufacturers.

Net revenues include revenues from the sale of tape libraries, library tape drives, tape cartridges, ancillary products, and power supplies. Ancillary revenues include service, repair, and on-site service agreements net of the cost of any third party service contracts. Automated tape libraries and related products, such as tape drives and tape media, represented approximately 66.6% of revenues in fiscal 2007, approximately 66.2% of revenues in fiscal 2006, and approximately 75.1% of revenues in fiscal 2005. Sales of power supplies represented approximately 14.6% of revenues in fiscal 2007, approximately 11.9% of revenues in fiscal 2006, and approximately 5.0% of revenues in fiscal 2005. Sales of ancillary products and services accounted for the balance of our revenues.

Index

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

We record an allowance for estimated sales returns based on past experience and current knowledge of our customer base. Our experience has been such that only a very small percentage of products are returned. Should our experience change, however, we may require additional allowances for sales returns.

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

Index

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

Our California tax returns for  fiscal years 2001 through 2003 were audited by the California Franchise Tax Board. In July 2007, we accepted the Franchise Tax Board’s proposal to resolve these tax audits, which resulted in a $77,000 reduction in the amount of tax refund we had expected related to research and development tax credits. We previously had booked a reserve of $55,000 related to this expected refund.

The Company has net operating losses, capital losses, research and development credit and other carryforwards for tax purposes of $2.4 million at June 30, 2007 and $1.9 million at June 30, 2006 expiring between fiscal years 2009 and 2025, except for the state research and development credit, which has no limit on the carryforward period.

Index

RESULTS OF OPERATIONS

The following table reflects, as a percentage of net revenues, statements of operations data for the periods indicated:

	Years Ended June 30,
	2007	2006	2005
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	68.4	68.4	65.7
Gross margin	31.6	31.6	34.3
Operating expenses:
Research and development	15.2	14.2	14.9
Sales and marketing	15.1	14.8	13.4
General and administrative	15.4	16.7	15.7
Loss from operations	(14.1)	(14.1)	(9.7)
Investment income	7.2	5.8	3.4
Loss before provision (benefit) for income taxes	(6.9)	(8.3)	(6.3)
Provision (benefit) for income taxes	0.1	(0.4)	0.3
Net loss	(7.0)%	(7.9)%	(6.6)%

We have two operating segments for financial disclosure purposes:  tape libraries and power supplies, as discussed in Footnote 10. The following table summarizes our revenue by major product line and by operating segment:

	Years Ended June 30,
	2007	2006	2005
Tape Library revenues:
TLS	35.9%	42.6%	51.7%
RLS	8.6%	12.2%	13.1%
XLS	8.5%	—	—
	53.0%	54.8%	64.8%
Other library revenues:
Service	14.2%	14.5%	10.5%
Media	13.6%	11.4%	10.3%
Upgrades, Spares	4.6%	7.4%	9.3%
Total library revenues	85.4%	88.1%	94.9%
Power Supply revenues	14.6%	11.9%	5.1%
	100.0%	100.0%	100.0%

Fiscal 2007 Compared to Fiscal 2006

Net Revenues.  Net revenues were $20.6 million in fiscal 2007 as compared to $21.7 million in fiscal 2006. The decrease of approximately $1.1 million, or 5.1% is attributed to lower sales of our tape library products in the TLS and RLS product lines, in conjunction with lower service and miscellaneous revenue, partially offset by revenue from our new enterprise-level XLS tape library product line and increased media and power supply revenue. We commenced sales of our new XLS product line in fiscal 2007, and sales of these libraries accounted for 8.5% of total revenue in fiscal 2007.

Tape Library Segment
Revenues attributed to our tape library segment were $17.6 million, or 85.4% of revenues in fiscal 2007, as compared to $19.1 million, or 88.1% of revenues in fiscal 2006. We anticipate sales of our new enterprise-level XLS product line to capture a larger percent of our tape library revenues in fiscal 2008. However, we expect sales of our TLS and RLS tape library product lines to decline in fiscal 2008.

Power Supply Segment
Revenues attributed to our power supply segment were 3.0 million, or 14.6% of revenues, in fiscal 2007 as compared to $2.6 million, or 11.9% of revenues in fiscal 2006. This increase was due to increased sales to OEMs and distributors of an expanded power supply product line. We expect continued growth as a percentage of sales in our power supply revenues during fiscal 2008.

Index

Gross Profit.  Gross profit was $6.5 million in fiscal 2007 as compared to $6.9 million in fiscal 2006. The decrease of approximately $0.4 million, or 5.2%, is comparable as a percent of sales, resulting in comparable gross profit percentages in fiscal years 2007 and 2006 of 31.6%.

Research and Development.  Research and development expenses were $3.1 million in fiscal 2007, comparable with $3.1 million in fiscal 2006.

Sales and Marketing.  Sales and marketing expenses were $3.1 million in fiscal 2007 as compared to $3.2 million in fiscal 2006. The decrease of approximately $0.1 million, or 3.1%, is attributed primarily to a decrease in marketing salaries and the closing of our sales office in the United Kingdom, offset by increased advertising and promotion expenses.

General and Administrative.  General and administrative expenses were $3.2 million in fiscal 2007 as compared to $3.6 million in fiscal 2006. The decrease of approximately $0.4 million, or 11.1%, is due to lower compensation related expenses, legal and audit fees, and insurance expense, offset in part by higher bad debt expense.

Investment Income.  Investment income was $1.5 million in fiscal 2007 as compared to $1.3 million in fiscal 2006. The increase of $0.2 million, or 16.4% is due to reinvestment of our lower yielding maturities into higher yielding investments and due to higher interest rates in fiscal 2007.

Provision for Income Taxes.  Provision for income taxes was $30,000 in fiscal 2007 as compared to a benefit for income taxes of  $89,000 in fiscal 2006. The benefit in fiscal 2006 is due to the reversal of a reserve established in fiscal 2005 against research and development credits that were refunded in fiscal 2006.

Fiscal 2006 Compared to Fiscal 2005

Net Revenues.  Net revenues decreased from $25.1 million in fiscal 2005 to $21.7 million in fiscal 2006. The decrease of approximately $3.4 million, or 13.5% is attributed to declining unit sales of our tape library products in the TLS and RLS product lines, incorporating AIT, SAIT, DLT, and LTO tape technology, in conjunction with lower average unit selling prices, partially offset by increased service and power supply revenue. Power supply revenue has doubled year over year while service revenue increased by approximately 19%.

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

Index

LIQUIDITY AND CAPITAL RESOURCES

Cash used by operating activities was $0.7 million in fiscal 2007 and $19,000 in fiscal 2006 and cash provided by operating activities was $0.2 million in fiscal 2005. Cash used by operating activities in fiscal 2007 relates primarily to our net loss for the year adjusted for non-cash items, an increase in accounts receivable and a decrease in accounts payable and other accrued liabilities, partially offset by a decrease in inventories. In fiscal 2006, the near breakeven in operating cash resulted from the receipt of research and development credit refunds and a decrease in accounts receivable, offset by a net loss for the year. In fiscal 2005, operating cash was primarily provided by refunds of fiscal 2002 federal and state income taxes paid and a decrease in accounts receivable, offset partially by decreases in accounts payable and other accrued liabilities.

Cash provided by investing activities was $1.5 million in fiscal 2007, cash used in investing activities was $5.3 million in fiscal 2006 and cash provided by investing activities was $7.3 million in fiscal 2005. Cash provided by investing activities in fiscal 2007 relates primarily to proceeds from the sale of marketable securities, partially offset by purchases of marketable securities. Cash used in investing activities in fiscal 2006 related primarily to the purchase of marketable securities and equipment partially offset by sales of marketable securities. Cash provided by investing activities in fiscal 2005 related primarily to sales of marketable securities partially offset by purchases of marketable securities and equipment.

Cash used in financing activities of $1.7 million for fiscal 2005 related primarily to repurchasing shares of our common stock.

As of June 30, 2007, we had $7.7 million in cash and cash equivalents and $25.6 million in marketable securities. We believe that our existing cash and cash equivalents and funds available from the sale of our marketable securities will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. We may utilize cash to invest in businesses, products or technologies that we believe are strategic. We regularly evaluate other companies and technologies for possible investment by us. In addition, we have made and may in the future make investments in companies with whom we have identified potential synergies. However, we have no present commitments or agreements with respect to any material acquisition of other businesses or technologies.

SUMMARY OF CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following is a summary of our future payments due under contractual obligations as of June 30, 2007:

Year Ended June 30	Operating Leases	Purchase Obligations	Total
	(In thousands)
2008	$603	$1,543	$2,146
2009	620	—	620
2010	588	—	588
2011	307	—	307
2012	—	—	—
	$2,118	$1,543	$3,661

Purchase obligations in the table above represent the value of open purchase orders as of June 30, 2007. We believe that some of these obligations could be canceled for payment of a nominal penalty or no penalty; however, the amount of open purchase orders that could be canceled under such terms is difficult to quantify.

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

Index

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Qualstar Corporation

We have audited the accompanying consolidated balance sheets of Qualstar Corporation as of June 30, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Qualstar Corporation at June 30, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, Qualstar Corporation changed its method of accounting for share-based compensation in accordance with Statement of Financial Accounting Standard No. 123 (revised 2004) on July 1, 2005.

/s/ Ernst & Young LLP

Los Angeles, California
September 21, 2007

Index

QUALSTAR CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$7,697	$6,845
Marketable securities, short-term	9,574	14,040
Accounts receivable, net of allowances of $170 at June 30, 2007 and $118 at June 30, 2006	3,462	2,700
Inventories	5,928	7,298
Prepaid expenses and other current assets	576	511
Prepaid income taxes	137	159
Total current assets	27,374	31,553
Property and equipment, net	601	924
Marketable securities, long-term	15,994	12,782
Other assets	94	140
Total assets	$44,063	$45,399
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$654	$783
Accrued payroll and related liabilities	455	466
Other accrued liabilities	1,113	1,292
Total current liabilities	2,222	2,541
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized, 12,253 shares issued and outstanding as of June 30, 2007 and June 30, 2006, respectively	18,593	18,503
Accumulated other comprehensive loss	(55)	(395)
Retained earnings	23,303	24,750
Total shareholders’ equity	41,841	42,858
Total liabilities and shareholders’ equity	$44,063	$45,399

See accompanying notes

Index

QUALSTAR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended June 30,
	2007	2006	2005
Net revenues	$20,612	$21,731	$25,144
Cost of goods sold	14,092	14,856	16,529
Gross profit	6,520	6,875	8,615
Operating expenses:
Research and development	3,136	3,083	3,750
Sales and marketing	3,110	3,213	3,350
General and administrative	3,168	3,629	3,955
Total operating expenses	9,414	9,925	11,055
Loss from operations	(2,894)	(3,050)	(2,440)
Investment income	1,477	1,269	858
Loss before income taxes	(1,417)	(1,781)	(1,582)
Provision (benefit) for income taxes	30	(89)	65
Net Loss	$(1,447)	$(1,692)	$(1,647)
Loss per share:
Basic	$(0.12)	$(0.14)	$(0.13)
Diluted	$(0.12)	$(0.14)	$(0.13)
Shares used to compute loss per share:
Basic	12,253	12,253	12,398
Diluted	12,253	12,253	12,398

See accompanying notes

Index

QUALSTAR CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

				Accumulated
			Notes	Other Comprehensive
	Common Stock		From	Income	Retained
	Shares	Amount	Director	(Loss)	Earnings	Total
Balances at June 30, 2004	12,596	$20,121	$(45)	$(101)	$28,089	$48,064
Exercise of stock options	16	76	—	—	—	76
Retirement of shares pursuant to stock repurchase	(359)	(1,827)	—	—	—	(1,827)
Principal and interest payments on directors’ notes	—	—	45	—	—	45
Comprehensive loss:
Net loss	—	—	—	—	(1,647)	(1,647)
Change in unrealized gains (losses) on investments	—	—	—	(58)	—	(58)
Comprehensive loss						(1,705)
Balances at June 30, 2005	12,253	$18,370	$—	$(159)	$26,442	$44,653
Stock based compensation	—	133	—	—	—	133
Comprehensive loss:
Net loss	—	—	—	—	(1,692)	(1,692)
Change in unrealized gains (losses) on investments	—	—	—	(236)	—	(236)
Comprehensive loss						(1,928)
Balances at June 30, 2006	12,253	$18,503	$—	$(395)	$24,750	$42,858
Stock based compensation	—	90	—	—	—	90
Comprehensive loss:
Net loss	—	—	—	—	(1,447)	(1,447)
Change in unrealized gains (losses) on investments	—	—	—	340	—	340
Comprehensive loss						(1,107)
Balances at June 30, 2007	12,253	$18,593	$—	$(55)	$23,303	$41,841

See accompanying notes

Index

QUALSTAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended June 30,
	2007	2006	2005
OPERATING ACTIVITIES:
Net loss	$(1,447)	$(1,692)	$(1,647)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	421	454	463
Deferred income taxes	—	—	436
Provision for (recovery of) bad debts and returns, net	88	(31)	38
Stock based compensation	90	133	—
Loss (gain) on sale of securities	50	—	(11)
Changes in operating assets and liabilities:
Accounts receivable	(850)	863	1,058
Inventories	1,370	(141)	261
Prepaid expenses and other assets	(67)	(57)	29
Prepaid income taxes and income taxes payable	22	481	432
Accounts payable	(129)	20	(408)
Accrued payroll and related liabilities	(11)	(30)	(4)
Other accrued liabilities	(179)	(19)	(443)
Net cash provided by (used in) operating activities	(642)	(19)	204
INVESTING ACTIVITIES:
Purchases of equipment	(50)	(142)	(164)
Purchases of marketable securities	(17,041)	(13,204)	(22,277)
Proceeds from the sale of marketable securities	18,585	8,000	29,752
Net cash provided by (used in) investing activities	1,494	(5,346)	7,311
FINANCING ACTIVITIES:
Principal and interest payments on directors’ notes	—	—	45
Proceeds from exercise of stock options	—	—	76
Repurchase of common stock	—	—	(1,827)
Net cash used in financing activities	—	—	(1,706)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	852	(5,365)	5,809
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,845	12,210	6,401
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,697	$6,845	$12,210

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$7	$2	$5

See accompanying notes

Index

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Accounting Policies

Business

Qualstar Corporation (“Qualstar”) was incorporated in California in 1984 to develop and manufacture IBM compatible 9-track reel-to-reel tape drives for the personal computer and workstation marketplaces. Since 1995, Qualstar has focused its efforts on designing, developing, manufacturing and selling automated magnetic tape libraries used to store, retrieve and manage electronic data primarily in the network computing environment. Tape libraries consist of cartridge tape drives, tape cartridges and robotics to move the tape cartridges from their storage locations to the tape drives under software control. Qualstar’s libraries provide storage solutions for organizations requiring backup, recovery, and archival storage of critical electronic information. Qualstar’s tape libraries are compatible with commonly used operating systems, including UNIX, Windows and Linux and a wide range of storage management software. Qualstar currently offers tape libraries for LTO and AIT tape drive technologies.

In July 2002, Qualstar purchased the assets of N2Power, Incorporated, a supplier of ultra small high efficiency open frame switching power supplies. Power supplies are sold with the N2Power brand name as well as under a private label brand name to original equipment manufacturers.

Accounting Principles

The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America.

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

Index

Marketable Securities

Marketable securities consist primarily of high-quality U.S. corporate securities and U.S. federal government debt securities. Our marketable securities portfolio consists of short-term securities with original maturities of greater than three months from the date of purchase and remaining maturities of less than one year and longer term securities with original maturities of greater than one year and less than five years. Marketable securities are classified as available for sale and are recorded at market value using the specific identification method; unrealized gains and losses are reflected in other comprehensive income until realized; realized gains and losses are included in earnings when the underlying securities are sold and are derived using the specific identification method for determining the cost of securities sold. A $50,000 loss from the sale of marketable securities was recorded in fiscal year 2007.  No significant gains or losses from the sale of marketable securities were recorded in fiscal year 2006. All of Qualstar’s marketable securities were classified as available-for-sale at June 30, 2007 and 2006.

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

Sales outside of North America represented approximately 24.4% of net revenues in fiscal 2007, approximately 26.1% of net revenues in fiscal 2006 and approximately 27.3% of net revenues in fiscal 2005. Revenues from Qualstar’s two largest customers combined were approximately 11.9%, 13.4%, and 13.9% for the years ended June 30, 2007, 2006, and 2005, respectively. At June 30, 2007 and 2006, the two largest customer’s accounts receivable, net of specific allowances, totaled approximately 24.1% and 20.8% of net accounts receivable, respectively.

Suppliers

Sales and costs of goods sold related to tape library products purchased from one supplier totaled approximately 32.2% and 30.6% in fiscal 2007, 36.4% and 34.1%in fiscal 2006, and 47.8% and 41.0% in fiscal 2005, respectively, of total sales and cost of goods sold.

The primary supplier of our N2 Power power supplies is located in China. If this manufacturer should be unable to deliver products to us in a timely basis or at all, our power supply business could be adversely affected. Though we have five years of favorable experience with this supplier, there can be no assurance that circumstances might not change and compel this supplier to curtail or terminate deliveries to us.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. Activity in the allowance for doubtful accounts was as follows:

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Period
Year Ended June 30, 2007	$50,000	$88,000	$—	$(17,000)	$121,000
Year Ended June 30, 2006	$248,000	$(31,000)	$—	$(167,000)	$50,000
Year Ended June 30, 2005	$217,000	$38,000	$—	$(7,000)	$248,000
____________

(1)	Uncollectible accounts written off, net of recoveries.

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

Index

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

Shipping and Handling Costs

Qualstar records all charges for outbound shipping and handling as revenue. All inbound shipping and fulfillment costs are classified as costs of goods sold.

Warranty Obligations

Qualstar provides a three year warranty on its TLS and RLS tape libraries and a one year warranty on its XLS tape libraries. Some TLS and all RLS models have three year advance replacement warranty coverage that provides for replacement of components, or if necessary, complete libraries. All other TLS models have a one-year advance replacement warranty with the second and third year being return-to-factory for service at no charge. XLS libraries sold in North America have a one year onsite service warranty and XLS libraries sold outside of North America have one year advance replacement warranty coverage that provides for replacement of components, or if necessary, complete libraries. A provision for costs related to warranty expense is recorded when revenue is recognized, which is estimated based on historical warranty costs incurred. Customers may purchase extended advance replacement service coverage and on-site service if they are located in the United States, Canada and most countries within Europe.

The Company follows the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others,” which clarifies the requirements of Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies,” relating to a guarantor’s accounting for and disclosures for certain guarantees. FIN 45 requires enhanced disclosures, among other things, for certain guarantees, including warranty accruals. Qualstar does not issue third party guarantees, as defined, and therefore only the disclosure provisions of FIN 45 apply.

Index

Activity in the liability for product warranty for the periods presented were as follows (in thousands):

	June 30,
	2007	2006
Beginning balance	$173	$133
Cost of warranty claims	(58)	(45)
Accruals for product warranties	59	85
Ending balance	$174	$173

Research and Development

All research and development costs are charged to expense as incurred. These costs consist primarily of engineering salaries, benefits, outside consultant fees, purchased parts and supplies directly involved in the design and development of new products, and facilities and other internal costs.

Advertising

Advertising and promotion expenses include costs associated with direct and indirect marketing, trade shows and public relations. Qualstar expenses all costs of advertising and promotion as incurred. Advertising and promotion expenses for the years ended June 30, 2007, 2006 and 2005 were approximately $604,000, $407,000 and $520,000, respectively.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to the short term nature of these financial instruments.

Change in Accounting Principle and Share-Based Compensation

The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R), share-based payment, using the modified prospective application transition method effective July 1, 2005. The adoption of SFAS No. 123(R) requires companies to measure the cost of employee and director services received in exchange for  share-based payment awards based on the grant-date fair value of the award.  The Company uses the Black-Scholes option pricing model to determine the fair value of  stock option grants as of the measurement date.  The cost is recognized over the requisite service period ( the vesting period) for the estimated number of stock options ultimately expected to vest. The Company recognized $90,000 and $133,000 as stock based compensation expense in fiscal years 2007 and 2006, respectively.  These amounts are similar to the amounts reported historically in the Company’s footnotes under the pro forma disclosure provisions of SFAS 123.

In accordance with SFAS 123, the Company previously measured employee stock option related compensation expense using the minimum value method for grants prior to the Company’s initial public offering and the Black-Scholes method afterward for determining the weighted average fair value of options granted. For the fiscal year ended June 30, 2005, had employee stock option related compensation expense been determined based on the Black-Scholes method, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

Fiscal Year
June 30, 2005
Net loss as reported	$(1,647)
Stock-based employee compensation cost included in reported net loss	—
Pro forma stock-based employee compensation cost under SFAS 123	(118)
Pro forma net loss	$(1,765)
Loss per share:
Basic — as reported	$(0.13)
Basic — pro forma	$(0.14)
Diluted — as reported	$(0.13)
Diluted — pro forma	$(0.14)

In computing the pro forma compensation expense under SFAS 123, a weighted-average fair value of $1.27 for the 2005 stock option grants was estimated at the date of grant using the minimum value option pricing model before Qualstar’s initial public offering and the Black-Scholes model afterward with the following assumptions:

Index

2005
Expected dividend yield	0%
Risk-free interest rate	3.8%
Expected life of options	4 years
Volatility	36.9%

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

The following table sets forth the calculation for basic and diluted loss per share for the periods indicated:

	Year Ended June 30,
	2007	2006	2005
	(In thousands)
Loss:
Net loss	$(1,447)	$(1,692)	$(1,647)
Shares:
Weighted average shares for basic loss per share	12,253	12,253	12,398
Stock options	—	—	—
Weighted average shares for diluted loss per share	12,253	12,253	12,398

Shares issuable under stock options of 585,000, 557,000 and 455,000 for the years ended June 30, 2007, 2006 and 2005, respectively, have been excluded from the computation of diluted loss per share because the effect would be antidilutive.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Index

Note 2 – Marketable Securities

The following table summarizes marketable securities by security type at June 30, 2007, and June 30, 2006, respectively (in thousands):

June 30, 2007	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
US Treasury obligations and direct obligations of U.S. Government agencies	$15,357	$—	$(41)	$15,316
Government Sponsored Enterprise collateralized mortgage obligations	4,570	—	(11)	4,559
Commercial Paper	1,287	—	—	1,287
Corporate bonds	3,904	—	(4)	3,900
Municipal bonds	505	1	—	506
Total	$25,623	$1	$(56)	$25,568

June 30, 2006	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
US Treasury obligations and direct obligations of U.S. Government agencies	$16,318	$—	$(229)	$16,089
Government Sponsored Enterprise collateralized mortgage obligations	3,519	—	(108)	3,411
Corporate bonds	7,380	—	(58)	7,322
Total	$27,217	$—	$(395)	$26,822

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2007, and June 30, 2006, respectively.

	Less Than 12 Months		12 Months or Greater		Total
June 30, 2007	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
US Treasury obligations and direct obligations of U.S. Government agencies	$—	$—	$14,668	$(41)	$14,668	$(41)
Government Sponsored Enterprise collateralized mortgage obligations	—	—	3,552	(11)	3552	(11)
Corporate bonds	—	—	2,071	(4)	2,071	(4)
Total	$—	$—	$20,291	$(56)	$20,291	$(56)

	Less Than 12 Months		12 Months or Greater		Total
June 30, 2006	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
US Treasury obligations and direct obligations of U.S. Government agencies	$4,599	$(18)	$11,490	$(211)	$16,089	$(229)
Government Sponsored Enterprise collateralized mortgage obligations	1,757	(9)	1,654	(99)	3,411	(108)
Corporate bonds	3,340	(6)	3,982	(52)	7,322	(58)
Total	$9,696	$(33)	$17,126	$(362)	$26,822	$(395)

U.S. Treasury Obligations.  The unrealized losses on the Company’s investments in U.S. Treasury obligations and direct obligations of U.S. Government agencies were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2007.

Government Sponsored Enterprise (GSE) Collateralized Mortgage Obligations.  Freddie Mac and Fannie Mae are identified as GSEs. The unrealized losses on the Company’s investment in GSE collateralized mortgage obligations were caused by interest rate increases. The cash flows of these investments are guaranteed by the GSE. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2007.

Index

Corporate Bonds.  The unrealized losses on the Company’s investments in corporate bonds were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2007.

The following tables summarize the contractual maturities of the Company’s fixed maturity securities (in thousands):

	June 30,
	2007	2006
Less than 90 days	$—	$1,557
Less than one year	9,574	12,483
Due in one to five years	15,994	12,782
	$25,568	$26,822

Note 3 – Inventories
Inventories consist of the following:

	June 30,
	2007	2006
	(In thousands)
Raw materials, net	$5,234	$6,473
Finished goods	694	825
	$5,928	$7,298

Note 4 – Property and Equipment

The components of property and equipment are as follows:

	June 30,
	2007	2006
	(In thousands)
Leasehold improvements	$546	$546
Furniture and fixtures	984	1,006
Machinery and equipment	2,456	2,416
	3,986	3,968
Less accumulated depreciation and amortization	(3,385)	(3,044)
	$601	$924

Index

Note 5 – Income Taxes

The provision (benefit) for income taxes is comprised of the following:

	Year Ended June 30,
	2007	2006	2005
	(In thousands)
Current:
Federal	$—	$(86)	$(156)
State	30	(3)	(215)
	30	(89)	(371)
Deferred:
Federal	—	—	342
State	—	—	94
	—	—	436
	$30	$(89)	$65

The following is a reconciliation of the statutory federal income tax rate to Qualstar’s effective income tax rate:

	Year Ended June 30,
	2007	2006	2005
Statutory federal income tax benefit	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal income tax benefit	(4.0)	(3.4)	(3.7)
Non-taxable investment income	0.0	0.0	(3.4)
Research and development credits	(14.0)	(6.5)	(15.5)
Valuation allowance	53.8	36.7	60.9
Other	0.3	2.1	(0.2)
	2.1%	(5.1)%	4.1%

The tax effect of temporary differences resulted in deferred income tax assets (liabilities) as follows:

	June 30,
	2007	2006
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$1,358	$1,030
Capital loss and other credit carryforwards	445	444
Research and development credit carryforwards	635	437
Allowance for bad debts and returns	65	45
Inventory reserves	320	279
Capitalized inventory costs	34	30
Marketable securities	21	151
Other accruals	502	455
Total gross deferred tax assets	3,380	2,871
Deferred tax liabilities:
Depreciation and other	(107)	(215)
Total gross deferred tax liabilities	(107)	(215)
Valuation allowance	(3,273)	(2,656)
Net deferred tax assets	$—	$—

The Company placed a valuation allowance on net deferred tax assets during the fiscal years ended June 30, 2007 and 2006 based on the Company’s assessment regarding the realizability of such assets in future years. The Company has net operating losses, capital losses, research and development credit and other carryforwards for tax purposes of $2.4 million at June 30, 2007 and $1.9 million at June 30, 2006 expiring between fiscal years 2009 and 2025, except for the state research and development credit, which has no limit on the carryforward period.

Index

Note 6 – Preferred Stock

Qualstar’s capital structure allows for the Board of Directors to authorize 5,000,000 shares of preferred stock. The Board of Directors has authority to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares of preferred stock without any future vote or action by the shareholders. At June 30, 2007 and 2006, there were no outstanding shares of preferred stock.

Note 7 – Shared Based Stock Option Plans

The Company has one share-based compensation plan as described below. During fiscal 2007, 2006 and 2005, the Company recorded share-based compensation associated with outstanding stock option grants of approximately $90,000, $133,000 and $0, respectively. No income tax benefit was recognized in the income statement for share-based arrangements in any period presented.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination in determining forfeiture rates and evaluates separate groups of employees by functional area that have similar historical exercise behavior. The expected term of options granted is estimated based on the vesting term of the award, historical employee exercise behavior, expected volatility of the Company’s stock and an employee’s average length of service. The risk-free interest rate used in this model correlates to a U.S. constant rate Treasury security with a contractual life that approximates the expected term of the option award. Weighted-average numbers have been used below as indicated.

	2007	2006	2005
Expected dividend yield	0%	0%	0%
Risk-free interest rate	4.5%	4.8%	3.8%
Expected life of options	5 years	4 years	4 years
Volatility	35.4%	30.8%	36.9%

The following table summarizes all stock option activity (in thousands, except per share amounts):

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2006	557	$4.36
Granted	128	2.93
Exercised	—	—
Forfeited or expired	(100)	4.23
Outstanding at June 30, 2007	585	$4.07	7.25	$86
Exercisable at June 30, 2007	299	$4.93	3.20	$21

The weighted-average grant date fair value of options granted during the fiscal years 2007, 2006 and 2005 was $1.13, $0.96, and $1.27, respectively. The total intrinsic value of options exercised in fiscal year 2005 was  $11,000.

At June 30, 2007, there was $293,000 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 2.9 years.  The total fair value of shares vested for fiscal years 2007, 2006 and 2005 was $78,000, $156,000 and $188,000, respectively.

Index

Note 8 – Purchase of N2 Power

On July 11, 2002, Qualstar acquired the assets and intellectual properties of N2Power, Incorporated, a privately held company which designed and produced small and efficient open-frame switching power supplies. The consideration for this acquisition amounted to $250,000 plus acquisition expenses of $38,000. The purchase price was primarily allocated to a patent, in the amount of $240,000, which is being amortized over 5 years. At June 30, 2007, accumulated amortization of the patent was $240,000. Amortization expense for the years ended June 30, 2007, 2006 and 2005 was $48,000 in each year.  The patent is fully amortized as of June 30, 2007.

Note 9 – Commitments

Qualstar’s lease agreement for its facility located in Simi Valley, California, expires in February of 2011.  The annual rent for the lease is $468,000, with step-ups ranging from $28,000 to $34,000 every two years. The Company provides for rent expense on a straight-line basis over the lease term.

Qualstar’s lease agreement for its facility located in Boulder, Colorado, expires in May of 2009. The annual rent for the lease is $47,000, with a nominal step-up of approximately 3% annually. The Company provides for rent expense on a straight-line basis over the lease term.

Future minimum lease payments under these leases are as follows:

Year Ending June 30,	Minimum Lease Payment (in thousands)
2008	$603
2009	620
2010	588
2011	307
2012 and thereafter	—
$2,118

Rent expense (including equipment rental) for the years ended June 30, 2007, 2006, and 2005, was $665,000, $670,000, and $671,000, respectively.

Note 10 – Segment Information

Based on the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131)” and the manner in which the Chief Operating Decision Maker analyzes the business, Qualstar has determined that it has two separate operating segments.

Segment revenue, loss before income taxes and total assets were as follows:

	Year Ended June 30
	2007	2006	2005
Revenue	(in thousands)
Tape Libraries:
Product	$14,676	$16,008	$21,231
Service	2,929	3,144	2,638
Total Tape Libraries	17,605	19,152	23,869
Power Supplies	3,007	2,579	1,275
Consolidated Revenue	$20,612	$21,731	$25,144

Index

	Year Ended June 30
	2007	2006	2005
Loss before Taxes	(in thousands)
Tape Libraries	$(1,310)	$(1,434)	$(1,427)
Power Supplies	(107)	(347)	(155)
Consolidated Loss before Income Taxes	$(1,417)	$(1,781)	$(1,582)

	Year Ended June 30
	2007	2006	2005
Total Assets	(in thousands)
Tape Libraries	$43,228	$44,312	$46,317
Power Supplies	835	1,087	906
Consolidated Assets	$44,063	$45,399	$47,223

SFAS No. 131, establishes standards for reporting information about operating segments. This standard requires segmentation based on our internal organization and reporting of revenue and operating income based upon internal accounting methods. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. Our two segments are Tape Libraries and Power Supplies. The two segments discussed in this analysis are presented the way we internally managed and monitored performance in fiscal years 2007, 2006, and 2005. Our financial reporting systems present various data for management to operate the business, including internal profit and loss statements prepared on a basis consistent with U.S. GAAP. For the years ended June 30, 2007, 2006 and 2005 amounts do not reflect allocations for certain internal resources, pension expense, legal expense, accounting fees, and other items. However, this represented the measurement data used by the chief operating decision maker in evaluating performance. The tape library business has dominated our operations, thus, our operations and reporting have been set up to accommodate a single segment and attribute all revenues and expenses to the tape library side, with the power supply business being an ancillary part of overall operations. As the power supply segment grew in fiscal 2006 to represent greater than 10% of combined revenues, a framework for internal resource allocations for labor, including direct, indirect and overhead was implemented in fiscal 2006.

The types of products and services provided by each segment are summarized below:

Tape Libraries — The Company designs, develops, manufactures and sells automated magnetic tape libraries used to store, retrieve and manage electronic data primarily in network computing environments. Tape libraries consist of cartridge tape drives, tape cartridges and robotics to move the cartridges from their storage locations to the tape drives under software control. Our tape libraries provide data storage solutions for organizations requiring backup, recovery and archival storage of critical data.

Power Supplies — The Company designs, develops, and sells ultra small, open frame, high efficiency switching power supplies. These power supplies are used to convert AC line voltage to DC for use in a wide variety of electronic equipment such as telecommunications equipment, machine tools, routers, switches, wireless systems and gaming devices.

Certain assets are tracked separately by the power supplies segment, and all others are recorded in the tape library segment for internal reporting presentations. Cash is not segregated between the two segments, but retained by the library segment.

Geographic Information

Information regarding revenues attributable to the Qualstar’s primary geographic operating regions is as follows:

	Year Ended June 30,
	2007	2006	2005
	(In thousands)
Revenues:
North America	$15,582	$16,051	$18,281
Europe	3,196	3,467	4,933
Asia Pacific	1,330	1,610	1,264
Other	504	603	666
	$20,612	$21,731	$25,144

Index

The geographic classification of revenues is based upon the location to which the product is shipped. Qualstar does not have any significant long-lived assets outside of the United States.

Note 11 – Legal Proceedings

The Company is from time to time involved in various lawsuits and legal proceedings that arise in the ordinary course of business. At this time, management is not aware of any pending or threatened litigation against the Company that we expect will have a material adverse effect on our business, financial condition, liquidity or operating results. Legal claims are inherently uncertain, however. There can be no assurance that the Company will not be adversely affected in the future by legal proceedings.

Note 12 – Benefit Plans

Qualstar has a voluntary deferred compensation plan (the Plan) qualifying for treatment under Internal Revenue Code Section 401(k). All employees are eligible to participate in the Plan following three months of service of employment and may contribute up to 100% of their compensation on a pre-tax basis, not to exceed the annual IRS maximum. Qualstar, at the discretion of management, may make matching contributions in an amount equal to 25% of the first 6% of compensation contributed by eligible participants. Qualstar’s contributions under the Plan totaled $43,000, $59,000, and $67,000 for the years ended June 30, 2007, 2006, and 2005 respectively.

Note 13 – Related Party Transactions

Qualstar’s outside counsel is a member of its board of directors. During the years ended June 30, 2007, 2006, and 2005 Qualstar paid $69,000, $94,000, and $105,000, respectively to the law firm in which the director is a shareholder for general business purposes.

Note 14 – Recent Accounting Pronouncements

In June 2006, The Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” FIN 48 prescribes a recognition and measurement threshold for tax positions taken or expected to be taken on a tax return and relates to the uncertainty in income taxes recognized in the financial statements in accordance with FAS 109, Accounting for Income Taxes. FIN 48 is effective for the first fiscal year beginning after December 15, 2006, thus, we expect to adopt it in our fiscal year beginning July 1, 2007.  We do not expect the adoption of FIN 48 to have a material impact on our financial statements.

In 2007, we adopted Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements.”  SAB 108 requires companies to quantify misstatements using both a balance sheet (iron curtain) and an income statement (rollover) approach to evaluate whether either approach results in an error that is material in light of relevant quantitative and qualitative factors, and provides for a one-time cumulative effect transition adjustment.  The adoption of SAB No. 108 did not have an impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.   SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  We expect to adopt SFAS 157 in our fiscal year beginning July 1, 2008.  We do not expect the adoption of SFAS 157 to have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS 159 gives us the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings.  We expect to adopt SFAS 159 in our fiscal year beginning July 1, 2008.  We do not expect the adoption of SFAS 159 to have a material impact on our financial statements.

Index

Note 15 – Quarterly Results of Operations (Unaudited)

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,
	(In thousands, except per share amounts)
Fiscal 2007:
Net sales	$5,786	$4,884	$5,283	$4,659
Gross profit	2,246	1,338	1,634	1,302
Net Income (loss)	$245	$(667)	$(446)	$(579)
Net loss per share:
Basic	$0.02	$(0.06)	$(0.04)	$(0.05)
Diluted	0.02	(0.06)	(0.04)	(0.05)
Fiscal 2006:
Net sales	$4,888	$5,052	$5,689	$6,102
Gross profit	1,603	1,446	1,922	1,904
Net loss	$(694)	$(598)	$(189)	$(211)
Net loss per share:
Basic	$(0.06)	$(0.05)	$(0.02)	$(0.02)
Diluted	(0.06)	(0.05)	(0.02)	(0.02)

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Qualstar’s disclosure controls and procedures as of June 30, 2007, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We did not make any changes in our internal control over financial reporting during the fourth quarter of fiscal 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

The information called for by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K (except information as to Qualstar’s executive officers, which is included under Part I, Item 1 of this Report) will be included in Qualstar’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year ended June 30, 2007, and is hereby incorporated by reference to such Proxy Statement.

Index

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS  AND CORPORATE GOVERNANCE

A list of our executive officers and biographical information appears in Part I, Item 1 of this report. Information about our Directors may be found under the caption “Election of Directors” of our Proxy Statement (the “Proxy Statement”). That information is incorporated herein by reference.

Additional information in response to this item is incorporated herein by reference to our proxy statement to be filed within 120 days after our fiscal year ended June 30, 2007.

ITEM 11. EXECUTIVE COMPENSATION

Information in response to this item is incorporated by reference to our proxy statement to be filed within 120 days of our fiscal year ended June 30, 2007.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information in response to this item is incorporated by reference to our proxy statement to be filed within 120 days of our fiscal year ended June 30, 2007.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information in response to this item is incorporated by reference to our proxy statement to be filed within 120 days of our fiscal year ended June 30, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this item is incorporated by reference to our proxy statement to be filed within 120 days of our fiscal year ended June 30, 2007.

Index

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

(b) Exhibits:

Exhibit No.	Description
3.1(1)	Restated Articles of Incorporation.
3.2(1)	Amended and Restated Bylaws.
10.1(1)*	1998 Stock Incentive Plan, as amended and restated.
10.2(1)	Form of Indemnification Agreement.
10.3(2)	Lease agreement between Strategic Performance Fund-II, Inc. and Qualstar Corporation, dated September 20, 2000.
14.1(3)	Code of Business Conduct and Ethics
21.1	Subsidiaries of Qualstar Corporation
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________

(1)	Incorporated by reference to the designated exhibits to Qualstar’s registration statement on Form S-1 (Commission File No. 333-96009), declared effective by the Commission on June 22, 2000.

(2)	Incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

(3)	Incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-K for the fiscal year ended June 30, 2004.

*	Each of these exhibits constitutes a management contract, compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of this report.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALSTAR CORPORATION

Date: September 26, 2007	By:	/s/ WILLIAM J. GERVAIS
William J. Gervais,
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM J. GERVAIS	Chief Executive Officer,
William J. Gervais	President and Director
(principal executive officer)

/s/ RICHARD A. NELSON	Vice President, Engineering	September 26, 2007
Richard A. Nelson	Secretary and Director

/s/ CARL W. GROMADA	Director	September 26, 2007
Carl W. Gromada

/s/ STANLEY W. CORKER	Director	September 26, 2007
Stanley W. Corker

/s/ ROBERT E. RICH	Director	September 26, 2007
Robert E. Rich

/s/ ROBERT A. MEYER	Director	September 26, 2007
Robert A. Meyer

/s/ ANDREW A. FARINA	Vice-President and CFO	September 26, 2007
Andrew A. Farina	(principal financial officer)

Index

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Restated Articles of Incorporation.
3.2(1)	Amended and Restated Bylaws.
10.1(1)*	1998 Stock Incentive Plan, as amended and restated.
10.2(1)	Form of Indemnification Agreement.
10.3(2)	Lease agreement between Strategic Performance Fund-II, Inc. and Qualstar Corporation, dated September 20, 2000.
14.1(3)	Code of Business Conduct and Ethics
21.1	Subsidiaries of Qualstar Corporation
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________

(1)	Incorporated by reference to the designated exhibits to Qualstar’s registration statement on Form S-1 (Commission File No. 333-96009), declared effective by the Commission on June 22, 2000.

(2)	Incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

(3)	Incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-K for the fiscal year ended June 30, 2004.

*	Each of these exhibits constitutes a management contract, compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of this report.