Form 10-K/A
period 2007-06-30
QUALSTAR CORP
filed 2007-10-29
CIK 758938

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-K/A

AMENDMENT NO. 1
_______________

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

Indicate by check mark whether the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.  Yes ☐     No ☒

Indicate by check mark whether the registrant is not required to file reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☒

As of December 31, 2006, the aggregate market value of the common equity held by non-affiliates of the registrant was approximately $24,478,000.

The total shares of common stock without par value outstanding at September 13, 2007 is 12,253,117.

DOCUMENTS INCORPORATED BY REFERENCE

None

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our executive officers and biographical information appears in Part I, Item 1 of this report under the caption “Executive Officers of the Registrant.”  The current members of our Board of Directors and biographical information is set forth below:

Name	Age	Position
William J. Gervais	64	Chief Executive Officer, President and Director
Richard A. Nelson	64	Vice President — Engineering, Secretary and Director
Stanley W. Corker	56	Director
Carl W. Gromada	66	Director
Robert A. Meyer	62	Director
Robert E. Rich	57	Director

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

Stanley W. Corker has served as a director of Qualstar since January 26, 2006.  Since 1996, Mr. Corker has been the Director of Technology Research and a partner of Emerald Asset Management, a diversified investment management firm.  Prior to joining Emerald Asset Management, Mr. Corker obtained over 20 years experience in the computer storage industry from key roles in engineering and marketing at several manufacturers of tape drives, and as an industry analyst with International Data Corporation (IDC).  Mr. Corker received a B.S. degree in Computer Science from the University of Essex, England in 1972, where he later conducted five years of postgraduate research in computer networking systems.

Carl W. Gromada has served as a director of Qualstar since March 2005.  From 2000 to the present, Mr. Gromada has been a consultant and a private investor. From 1996 to 2000, Mr. Gromada served as Chief Executive Officer, and a member of the board of directors of Computer Resources Unlimited, Inc., a company involved in the design, manufacture and sale of a broad line of products for the computer storage industry.  Mr. Gromada received a B.S. degree in Business Administration from Temple University in 1965.

Robert A. Meyer has served as a director of Qualstar since March 16, 2006.  Mr. Meyer is currently retired.  From 1994 until June 2005, Mr. Meyer was employed in various management positions by United States Filter Corporation, a company engaged in the water treatment industry serving industrial, commercial and residential customers.  His positions at United States Filter Corporation included Director of Finance, Business Development from 2000 to 2002, and Vice President of Internal Audit from 2003 until he retired in June 2005.  Mr. Meyer received a B.S. degree in Accounting from C.W. Post College in 1972, and he is a Certified Public Accountant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Qualstar’s directors and executive officers, and persons who own more than ten percent of Qualstar’s common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock.  Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish Qualstar with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of Section 16(a) reports furnished to us and written representations that no other reports were required during the fiscal year ended June 30, 2007, our officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements.

Code of Ethics

Qualstar has adopted a written Code of Business Conduct and Ethics, which complies with the requirements for a code of ethics pursuant to Item 406(b) of Regulation S-K under the Securities Exchange Act of 1934, that applies to our chief executive officer, chief financial officer, controller and persons performing similar functions. A copy of the Code of Business Conduct and Ethics has been filed as an exhibit to this report. A copy of the Code of Business Conduct and Ethics is also posted on our website at www.qualstar.com. A copy of the Code of Business Conduct and Ethics will be provided, without charge, to any shareholder who sends a written request to the Chief Financial Officer of Qualstar at 3990-B Heritage Oak Court, Simi Valley, California 93063.

Audit Committee

Our Board of Directors has a standing Audit Committee, which is comprised solely of non-employee directors who satisfy current Nasdaq standards with respect to independence, financial expertise and experience.  The current members of the Audit Committee are Stanley W. Corker, Carl W. Gromada and Robert A. Meyer, with Mr. Gromada serving as Chairman.  Our Board of Directors has determined that both Mr. Gromada and Mr. Meyer meet the Securities and Exchange Commission’s definition of “audit committee financial expert.”

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section contains a discussion of the material elements of compensation awarded to, earned by, or paid to our principal executive officer, our principal financial officer, and our other three most highly compensated executive officers who were serving as executive officers of Qualstar at June 30, 2007.  These individuals are identified in the Summary Compensation Table and other compensation tables that follow this section, and are referred to throughout this report as our “named executive officers.”

Executive Compensation Program Objectives

Our executive compensation program is intended to fulfill three primary objectives:  first, to attract and retain qualified executives required for the success of our business; second, to reward these executives for financial and operating performance; and third, to align their interests with those of our stockholders to create long-term stockholder value.  The principal elements of the compensation program for our named executives include base salary, cash bonus, and long-term incentives in the form of stock options.

Executive Officer Compensation Elements

Base Salaries

Our Board of Directors, upon the recommendation of the Compensation Committee, establishes base salaries for our executive officers.  The Compensation Committee considers compensation paid by companies comparable in size to Qualstar, the experience level and past performance of the individual executives, as well as the revenues and profitability of Qualstar.  Our goal is to provide base salaries that are fair and competitive, but not excessive.

The table below shows the base salary established for each of our named executive officers for fiscal years 2007 and 2008, and the percentage increase compared to the prior fiscal year.  Salary adjustments generally take effect in October of each year, so the amounts shown below may not be exactly the same as those shown in the Fiscal 2007 Summary Compensation Table.

Name and Principal Position	Fiscal 2007 Base Salary		Percent Increase versus Fiscal 2006 Base Salary	Fiscal 2008 Base Salary		Percent Increase versus Fiscal 2007 Base Salary
William J. Gervais Chief Executive Officer and President	$195,000		5.4%	$195,000		─

Andrew A. Farina (1) Vice President and Chief Financial Officer	$165,000		(1)	$170,000		3.0%

Richard A. Nelson Vice President of Engineering	$170,000		16.4%	$170,000		─

Robert K. Covey Vice President of Marketing	$172,000		3.0%	$172,000		─

Robert C. King Vice President of Sales	$171,000	(2)	3.0%	$171,000	(2)	─
__________

(1)	Mr. Farina’s employment commenced on November 27, 2006.

(2)	The amounts shown for Mr. King includes an allowance of $6,000 per year for automobile expenses.

Cash Bonuses

Historically, each year the Board of Directors, upon the recommendation of the Compensation Committee, has established a cash bonus plan for executive officers based on Qualstar achieving stated levels of consolidated revenue and pre-tax profits for the fiscal year, excluding the effects of acquisitions, if any, made during the fiscal year.  Under the bonus plan established for the fiscal year ended June 30, 2007, the potential cash bonuses for all executive officers other than the Vice President of Sales were as follows:  (1) from 0% of base salary if consolidated revenue for the fiscal year ending June 30, 2007 was less than $22 million, to a maximum of 20% of base salary if consolidated revenue was more than $38 million; plus (2) an additional amount ranging from 0% of base salary if the Company was not profitable for the fiscal year ending June 30, 2007, to a maximum of 20% of base salary if consolidated pre-tax profits were more than 19% of consolidated revenue for the fiscal year.  For the Vice President of Sales, the potential cash bonus for the fiscal year ended June 30, 2007 was as follows:  (1) from $3,000 if consolidated revenue, excluding revenue from sales of power supplies, was $20 million, up to $75,000 if consolidated revenue, excluding revenue from sales of power supplies, was $35 million; plus (2) an additional amount ranging from 0% of base salary if consolidated pre-tax profits, including profits from sales of power supplies, were less than 5% of consolidated revenue for the fiscal year ending June 30, 2007, to a maximum of 15% of base salary if consolidated pre-tax profits, including profits from sales of power supplies, were more than 19% of consolidated revenue for the fiscal year.

The Company’s Board of Directors reserves the right to modify the bonus plan from time to time, and to pay discretionary cash bonuses, if deemed appropriate.  Because Qualstar achieved revenues of only $21.7 million (including revenues from power supplies) and a net loss of $1.4 million in fiscal 2007, no executive officer earned a cash bonus under the plan described above.  However, based on the individual performance of our Vice President of Sales, the Board awarded him a discretionary cash bonus of $14,000 for fiscal 2007.

The Board of Directors has not yet defined a bonus plan for executive officers for fiscal 2008.

Equity-Based Compensation

We use stock option grants as a form of long-term compensation.  For the past several years, however, our stock generally has not been actively traded and the price per share has declined or stayed within a relatively narrow range.  Consequently, stock options have not provided significant compensation in recent years.

Under our 1998 Stock Incentive Plan, the exercise price of stock options must be no less than the closing price of our common stock on the date of grant.  It is our policy to grant stock options only at duly held meetings of our Board of Directors, with an exercise price equal to the closing price of our common stock on the date of the Board meeting.

Compensation of our Named Executive Officers

The amount of each component of compensation established for the named executive officers is based on a number of factors.  These factors include company performance, individual performance, compensation paid by companies comparable in size to Qualstar, the recommendations of our Chief Executive Officer, William J. Gervais, and a review of the prior compensation history of each executive officer.  Some of these factors are discussed above.  Other factors applicable to each named executive officer are discussed below.

Mr. Gervais and Mr. Nelson co-founded Qualstar in 1984 and they continue to serve Qualstar full time as executive officers.  The Compensation Committee considers both Mr. Gervais and Mr. Nelson to be largely responsible for the success the Company has achieved, and to be two of our most important employees.  However, Mr. Gervais and Mr. Nelson have requested that their base salaries be maintained at levels the Compensation Committee considers to be relatively low.  The reasons for this include their belief that in the long term their individual equity ownership of Qualstar potentially will provide greater financial returns than current compensation. For the same reason, they have never requested nor accepted stock option awards.

Mr. Farina has been an employee of Qualstar since November 27, 2006 and our Chief Financial Officer since December 14, 2006.  His starting base salary was $165,000 per year, and upon appointment as an officer, the Board awarded him a stock option for 50,000 shares of our common stock.  On August 30, 2007, the Board approved an increase in his base salary to $170,000 to bring his compensation more in line with amounts paid to chief financial officers at public companies of a size similar to Qualstar.

Mr. Covey and Mr. King each received a modest 3.0% increase in his base salary for fiscal year 2007.  Mr. King also received a stock option grant for 50,000 shares in fiscal 2007 in recognition of his efforts in launching our new XLS family of enterprise class tape libraries.

Other than as described above for Mr. Farina, no executive officer received a raise for fiscal 2008 due to the below-plan financial performance of Qualstar during fiscal 2007.

Tax Considerations

Under Section 162(m) of the Internal Revenue Code, we generally receive a federal income tax deduction for compensation paid to any of our named executive officers only to the extent total compensation does not exceed $1.0 million during any fiscal year or if it is “performance-based” under Section 162(m).  The total compensation earned by our executive officers has always been less than $1.0 million and, consequently, the limitations imposed by Section 162(m) have not been a factor.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed the foregoing Compensation Discussion and Analysis and has discussed its contents with Qualstar’s management and the Board of Directors. Based on the review and discussions, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this report.

Submitted by the members of the Compensation Committee
Stanley W. Corker (Chairman)
Carl W. Gromada
Robert A. Meyer

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Our Board of Directors has a standing Compensation Committee.  The members of this committee during the fiscal year ended June 30, 2007 and presently are Stanley W. Corker, Carl W. Gromada and Robert A. Meyer.  No executive officer of Qualstar serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors.  No member of the Compensation Committee is, or ever has been, an employee or officer of Qualstar.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the compensation earned during the fiscal year ended June 30, 2007 by our principal executive officer, each person who served as our principal financial officer during the fiscal year, and our three other most highly compensated executive officers who were serving as executive officers at June 30, 2007.  These officers are referred to in this report as the “named executive officers.”

Fiscal 2007 Summary Compensation Table

Name and Principal Position	Year	Salary (1) ($)	Bonus (1) ($)	Option Awards (2) ($)	All Other Compensation (3) ($)	Total ($)
William J. Gervais Chief Executive Officer and President	2007	$193,000	$—	$—	$3,868	$196,868

Andrew A. Farina (4) Vice President and Chief Financial Officer	2007	92,000	—	6,017	286	98,303

Richard A. Nelson Vice President of Engineering	2007	164,000	—	—	6,545	170,545

Robert K. Covey Vice President of Marketing	2007	171,000	—	—	3,962	174,962

Robert C. King Vice President of Sales	2007	169,000	14,000	21,894	5,724	210,618

Frederic T. Boyer (5) Vice President and Chief Financial Officer	2007	42,000	—	(30,146)	2,866	14,720
_______________

(1)
The amounts shown in these columns reflect salary and bonuses earned by the named executive officers during fiscal year 2007 and include amounts which the executives elected to defer, on a discretionary basis, pursuant to Qualstar’s 401(k) savings plan.

(2)
The amounts shown in this column represent the compensation expense recognized by Qualstar in fiscal year 2007 for financial statement reporting purposes with respect to the fair value of stock options granted during fiscal 2007 and in prior fiscal years.  The compensation expense is computed in accordance with SFAS 123R, and does not necessarily correspond to the actual value that will be realized by the named executive officers.  Stock options granted to the named executive officers vest over four years at the rate of 25% of the shares as of each anniversary of the date of grant.  As a result of Mr. Boyer’s resignation as of August 18, 2006, he forfeited stock options for 100,000 shares.  The compensation expense with respect to Mr. Boyer’s options that vested in fiscal 2007, less the reversal of amounts previously accrued relating to his forfeited options, resulted in a net credit of $30,146 recognized by Qualstar in fiscal 2007.  This amount is included in the table above.  Pursuant to SEC rules, the dollar amounts shown in the table exclude the impact of estimated forfeitures related to service-based vesting conditions.  Under SFAS 123R, the fair value of stock options is calculated using the closing price of Qualstar common stock on the date of grant. For additional information regarding the calculation of the fair value of stock options, refer to note 7 of the Qualstar financial statements included in Item 8 of this report.

(3)	The amounts shown above under “All Other Compensation” represent matching contributions under our 401(k) plan, and premiums for disability and life insurance.

(4)	Mr. Farina’s employment commenced as of November 27, 2006

(5)	Mr. Boyer resigned effective as of August 18, 2006.

Grants of Plan-Based Awards

The following table sets forth information regarding grants of awards to each named executive officer during the year ended June 30, 2007 under our equity incentive plan.

Grants of Plan-Based Awards in Fiscal Year 2007

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (1) (#)	Exercise or Base Price of Option Awards ($ / Sh)	Grant Date Fair Value of Stock and Option Awards (2) ($)
William J. Gervais	—	—	—	—
Andrew A. Farina	12/14/2006	50,000	$2.88	$56,152
Richard A. Nelson	—	—	—	—
Robert K. Covey	—	—	—	—
Robert C. King	12/14/2006	50,000	2.88	56,152
Frederic T. Boyer	—	—	—	—
____________

(1)
The amounts shown in this column represent the number of shares of common stock underlying stock options granted in fiscal year 2007 to each named executive officer.  Stock options granted to the named executive officers vest over four years at the rate of 25% of the number of shares as of each anniversary of the date of grant, provided that the executive is still employed by Qualstar on the vesting date.

(2)
The amounts shown in this column represent the full grant date fair value of stock options granted in fiscal year 2007, computed in accordance with SFAS 123R, and does not necessarily correspond to the actual value that will be realized by the named executive officers.  Under SFAS 123R, the grant date fair value of stock options is calculated using the closing price of Qualstar common stock on the date of grant.  This amount is then recognized by the Company as compensation expense for financial statement reporting purposes ratably over the vesting period.  The amount recognized as compensation expense in fiscal 2007 is included in the Summary Compensation Table above in the column headed “Option Awards.”  For additional information regarding the calculation of the grant date fair value of stock options, refer to note 7 of the Qualstar financial statements included in Item 8 of this report.

Outstanding Equity Awards

The following table provides information regarding outstanding equity awards held by each named executive officer as of June 30, 2007, including the number of unexercised vested and unvested stock options. The vesting schedule for each grant is shown following this table.

Outstanding Equity Awards at 2007 Fiscal Year End

	Option Awards
	Number of Securities Underlying Unexercised Options (#)		Option Exercise	Option Expiration
Name	Exercisable	Unexercisable (1)	Price ($)	Date
William J. Gervais	—	—	—	—
Andrew A. Farina	—	50,000	$2.88	12/14/2016
Richard A. Nelson	—	—	—	—
Robert K. Covey	20,000	—	5.94	01/03/2012
Robert C. King	25,000	25,000	3.71	06/15/2015
	—	50,000	2.88	12/14/2016
Frederic T. Boyer (2)	—	—	—	—
______________

(1)
Stock options granted to the named executive officers vest over four years at the rate of 25% of the options as of each anniversary of the date of grant, provided that the executive is still employed by Qualstar on the vesting date.  The amounts shown in this column represent the remaining unvested portion of each option grant.

(2)	Frederic T. Boyer resigned effective as of August 18, 2006.

Option Exercises

The table below sets forth information for each named executive officer regarding the exercise of stock options during the fiscal year ended June 30, 2007, including the aggregate value realized upon exercise before payment of any applicable withholding taxes.

Option Exercises in Fiscal Year 2007

Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (1) ($)
William J. Gervais	—	—
Andrew A. Farina	—	—
Richard A. Nelson	—	—
Robert K. Covey	—	—
Robert C. King	—	—
Frederic T. Boyer	—	—
____________

(1)     The value realized on exercise of option awards represents the market price per share of common stock on the date of exercise, less the stock option exercise price per share, multiplied by the number of stock options exercised.

Director Compensation

Each of our non-employee directors receives cash fees and equity-based awards as compensation for his service on the Board of Directors and the committees of the Board on which he is a member.  The table below sets forth cash compensation earned by each non-employee director, and share-based compensation expense recognized by us for each non-employee director, during the fiscal year ended June 30, 2007.  All compensation earned by Mr. Gervais and Mr. Nelson is reported in the Summary Compensation Table above and has been excluded from the table below.

Fiscal Year 2007 Director Compensation Table

Name	Fees Earned or Paid in Cash (1) ($)	Option Awards (2)(3) ($)	Total ($)
Stanley W. Corker	$19,250	$5,760	$25,010
Carl W. Gromada	19,250	5,760	25,010
Robert A. Meyer	17,500	5,760	23,260
Robert E. Rich	11,250	5,760	17,010
_______________

(1)
The amounts shown in this column represent the amount of cash compensation earned in fiscal year 2007 for service on the Board of Directors and any committees of the Board on which the director was a member in fiscal 2007.

(2)
The amounts shown in this column represent the compensation expense recognized by Qualstar in fiscal year 2007 for financial statement reporting purposes with respect to the fair value of stock options granted in prior fiscal years.  No stock options were granted to our directors during fiscal 2007.  The compensation expense is computed in accordance with SFAS 123R, and does not necessarily correspond to the actual value that will be realized by the directors.  Stock options granted to our directors vest over four years at the rate of 25% of the shares as of each anniversary of the date of grant.  Pursuant to SEC rules, the dollar amounts shown in the table exclude the impact of estimated forfeitures related to service-based vesting conditions.  Under SFAS 123R, the fair value of stock options is calculated using the closing price of Qualstar common stock on the date of grant. For additional information regarding the calculation of the fair value of stock options, refer to note 7 of the Qualstar financial statements included in Item 8 of this report.

(3)	As of June 30, 2007, each of our non-employee directors named in the above table held unexercised stock options for 24,000 shares of our common stock.

Each of our non-employee directors receives $2,000 per quarter plus $1,000 for each Board meeting attended as compensation for his service on the Board, and is reimbursed for expenses incurred in connection with attendance at meetings of the Board and any committees on which he serves. Directors who serve on the Audit Committee of our Board receive an additional fee of $1,000 per quarter plus an attendance fee of $500 per meeting if the Audit Committee meeting is held in conjunction with a meeting of the full Board, and $1,000 per meeting if held on a day when the full Board does not meet. Directors who serve on the Compensation Committee of our Board receive an additional fee of $500 for attending meetings of that committee that are held on a day when the full Board does not meet. An attendance fee of $250 per meeting is paid for telephonic meetings of the full Board or of a committee on which a director is a member. No fees are paid for service on the Board to directors who are employees of Qualstar.

Directors are eligible to receive stock options under our 1998 Stock Incentive Plan.  However, no stock options were granted to our non-employee directors during the fiscal year ended June 30, 2007.

Potential Benefits Upon or Following a Change in Control

Stock options granted under our 1998 Stock Incentive Plan provide that upon certain circumstances in the event of or following a change in control of Qualstar, the unvested portion of such stock options will accelerate and become immediately vested in full.  In general, a change in control is deemed to occur if we were to sell substantially all of our assets or if Qualstar were to merge into, consolidate with or enter into a reorganization with another entity in a transaction in which Qualstar is not the surviving corporation.

If a change in control occurs and the acquiring entity does not assume and continue the employee’s rights under the unvested stock options, then all unvested stock options will accelerate and vest in full upon the occurrence of the change in control.  If the acquiring entity does assume the employee’s rights under the unvested stock options, but the employee’s employment subsequently is terminated without cause, or if the employee resigns for good reason after the change in control, then all unvested stock options held by the employee would accelerate and vest in full as of the date of termination.

The reasons for which an employee may voluntarily resign and trigger acceleration of vesting include a change in the employee’s position which materially reduces his or her duties and responsibilities or the level of management to which the employee reports, a reduction in the employee’s level of compensation and benefits by more than 15 percent, or a relocation of employee’s principal place of employment by more than 30 miles without his or her consent.

The table below sets forth information regarding the estimated amounts that each named executive officer would have realized in the event that a change in control of Qualstar had occurred and all of his unvested stock options had accelerated and become immediately vested in full as of June 29, 2007.

Estimated Benefits at 2007 Fiscal Year End in the Event of a Change in Control

Name	Option Awards (1)
William J. Gervais	—
Andrew A. Farina	$38,500
Richard A. Nelson	—
Robert K. Covey	—
Robert C. King	$38,500
Frederic T. Boyer	—
________________

(1)       The amounts in this column represent the aggregate gain each named executive officer would have realized if all unvested stock options granted under the 1998 Stock Incentive Plan that were held by him on June 29, 2007 accelerated and became immediately vested in full on that date.  The amount of gain was calculated based on the difference between the exercise price of each unvested option and the closing price of our common stock on that date, which was $3.65 per share.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock as of October 15, 2007 for:

•	each person (or group of affiliated persons) who we know beneficially owns more than 5% of our common stock;

•	each of our directors;

•	each of the named executive officers; and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares.  Except as indicated by footnote, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned, subject to community property laws where applicable.  The percentage of shares beneficially owned is based on 12,253,117 shares of common stock outstanding as of October 15, 2007.  Shares of common stock subject to options currently exercisable or exercisable within 60 days of October 15, 2007, are deemed outstanding for computing the percentage of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.  The address for those individuals for which an address is not otherwise indicated is: c/o Qualstar Corporation, 3990-B Heritage Oak Court, Simi Valley, California 93063.

	Common Shares	Options Exercisable Within 60	Beneficial Ownership
Name	Owned	Days (1)	Number	Percent

William J. Gervais	2,923,450	—	2,923,450	23.9%
Richard A. Nelson	1,906,560	—	1,906,560	15.6%
Wells Capital Management Inc.(2) 525 Market Street, 10th Floor San Francisco, CA 94105	1,582,754	—	1,582,754	12.9%
Wellington Management (3) 75 State Street Boston, MA 02109	1,019,173	—	1,019,173	8.1%
Stanley W. Corker	3,940	6,000	9,940	*
Carl Gromada	48,271	6,000	54,271	*
Robert A. Meyer	—	6,000	6,000	*
Robert E. Rich	131,400	6,000	137,400	1.1%
Robert K. Covey	48,280	20,000	68,280	*
Andrew A. Farina	—	—	—	—
David L. Griffith	—	80,000	80,000	*
Robert C. King	—	25,000	25,000	*
Frederic T. Boyer (4)	—	—	—	*
All directors and officers as a group (11 persons)	5,061,901	149,000	5,210,901	42.0%
___________
*Less than 1.0%

(1)	Represents shares that may be acquired upon exercise of stock options which are either currently vested or will vest within 60 days of October 15, 2007.

(2)
Based on information contained in reports filed with the Securities and Exchange Commission, Wells Fargo & Company, as the parent holding company of Wells Capital Management Incorporated, an investment adviser, beneficially owns 1,582,754 shares as of December 31, 2006.

(3)
Based on information contained in reports filed with the Securities and Exchange Commission, Wellington Management Company, LLP, in its capacity as an investment adviser, beneficially owns 993,356 shares as of December 31, 2006.

(4)	Frederic T. Boyer resigned as Chief Financial Officer and as an employee effective as of August 18, 2006.

Additional Equity Compensation Plan Information

Information regarding Qualstar’s equity compensation plans as of June 30, 2007 is included in Item 5 of this report and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

There are no relationships or transactions involving any of our directors or executive officers for which disclosure is required under the rules of the Securities and Exchange Commission.

In accordance with the charter of the Audit Committee of our Board of Directors, the Audit Committee is responsible for reviewing any proposed transaction with any related person which involves a potential conflict of interest or for which approval is required under applicable Securities and Exchange Commission and Nasdaq rules.  Currently, this review and approval requirement applies to any transaction to which Qualstar will be a party, in which the amount involved exceeds $120,000, and in which any of the following persons will have a direct or indirect material interest: (a) any of our directors or executive officers, (b) any nominee for election as a director, (c) any security holder who is known to us to own of record or beneficially more than five percent of our common stock, or (d) any member of the immediate family of any of the persons described in the foregoing clauses (a) through (c).

In the event that management becomes aware of any related person transaction, management will present information regarding the proposed transaction to the Audit Committee for review.  Approval of a transaction with a related person requires the affirmative vote of a majority of the members of the Audit Committee or of a majority of the members of the full Board of Directors.  If the related person transaction involves a member or members of the Board, approval requires a majority vote of the directors who do not have a financial interest in the transaction.

Director Independence

Our Board has determined that all of our directors satisfy the current “independent director” standards established by rules of The Nasdaq Stock Market, Inc. (“Nasdaq”), except for William J. Gervais, who is Chief Executive Officer and President of Qualstar, and Richard A. Nelson, who is Vice President Engineering and Secretary of Qualstar.  Each director serving on the Audit Committee of our Board also meets the more stringent independence requirements established by Securities and Exchange Commission rules applicable to audit committees.  Mr. Robert E. Rich, a member of our Board of Directors since January 2000, is a shareholder in the law firm of Stradling Yocca Carlson & Rauth, which has provided legal services to Qualstar since 1984.  Our Board has determined that no director has a relationship that would interfere with the exercise of independent judgment in carrying out his responsibilities as a director.  There are no family relationships among any of the directors or executive officers of the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Accounts

The aggregate fees billed by Ernst & Young LLP, independent accountants, for professional services rendered to Qualstar during the fiscal years ended June 30, 2006 and fiscal 2007 were comprised of the following:

	Fiscal 2006	Fiscal 2007
Audit Fees	$156,653	$189,400
Audit-related fees	9,457	2,784
Tax fees	78,235	87,637
All other fees	—	—
Total fees	$244,345	$279,821

Audit fees include fees for professional services rendered in connection with the audit of our consolidated financial statements for each year and reviews of our unaudited consolidated quarterly financial statements, as well as fees related to consents and reports in connection with regulatory filings for those fiscal years.

Audit-related fees in fiscal 2006 and 2007 were primarily for general assistance in connection with the implementation of procedures required to comply with rules and regulations promulgated pursuant to the Sarbanes-Oxley Act of 2002.

Tax fees related primarily to tax compliance and advisory services, and the preparation of federal and state tax returns for each year.  Tax fees for fiscal 2006 and 2007 also include professional services related to government audits of our federal and state tax returns.

Audit Committee Pre-Approval Policies and Procedures

Our Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent accountants in accordance with applicable Securities and Exchange Commission rules. The Audit Committee adopted a written pre-approval policy on June 25, 2003, and all services performed by Ernst & Young in connection with engagements subsequent to June 25, 2003 have been pre-approved in accordance with the Audit Committee’s pre-approval policy. The Audit Committee generally pre-approves particular services or categories of services on a case-by-case basis. The independent accountants and management periodically report to the Audit Committee regarding the extent of services provided by the independent accountants in accordance with these pre-approvals, and the fees for the services performed to date.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALSTAR CORPORATION

Date: October 29, 2007	By:	/s/ WILLIAM J. GERVAIS
William J. Gervais,
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM J. GERVAIS	Chief Executive Officer,	October 29, 2007
William J. Gervais	President and Director
(principal executive officer)

/s/ RICHARD A. NELSON	Vice President, Engineering	October 29, 2007
Richard A. Nelson	Secretary and Director

/s/ CARL W. GROMADA	Director	October 29, 2007
Carl W. Gromada

/s/ STANLEY W. CORKER	Director	October 29, 2007
Stanley W. Corker

/s/ ROBERT E. RICH	Director	October 29, 2007
Robert E. Rich

/s/ ROBERT A. MEYER	Director	October 29, 2007
Robert A. Meyer

/s/ ANDREW A. FARINA	Vice-President and CFO	October 29, 2007
Andrew A. Farina	(principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Restated Articles of Incorporation.
3.2(1)	Amended and Restated Bylaws.
10.1(1)*	1998 Stock Incentive Plan, as amended and restated.
10.2(1)	Form of Indemnification Agreement.
10.3(2)	Lease agreement between Strategic Performance Fund-II, Inc. and Qualstar Corporation, dated September 20, 2000.
14.1(3)	Code of Business Conduct and Ethics
21.1	Subsidiaries of Qualstar Corporation
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________

(1)	Incorporated by reference to the designated exhibits to Qualstar’s registration statement on Form S-1 (Commission File No. 333-96009), declared effective by the Commission on June 22, 2000.

(2)	Incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

(3)	Incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-K for the fiscal year ended June 30, 2004.

*	Each of these exhibits constitutes a management contract, compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of this report.