Form 10-Q
period 2007-09-30
QUALSTAR CORP
filed 2007-11-14
CIK 758938

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

Total shares of common stock without par value outstanding at October 31, 2007is 12,253,117.

QUALSTAR CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUALSTAR CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
 (In thousands)

	September 30, 2007	June 30, 2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$8,602	$7,697
Marketable securities, short-term	8,377	9,574
Receivables, net of allowances of $129 as of September 30, 2007, and $170 at June 30, 2007	3,231	3,462
Inventories, net	5,707	5,928
Prepaid expenses and other current assets	767	576
Prepaid income taxes	134	137
Total current assets	26,818	27,374
Property and equipment, net	590	601
Marketable securities, long-term	16,703	15,994
Other assets	94	94
Total assets	$44,205	$44,063

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,127	$654
Accrued payroll and related liabilities	299	455
Other accrued liabilities	1,008	1,113
Total current liabilities	2,434	2,222
Other long term liabilities	45	—

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized, 12,253 shares issued and outstanding as of September 30, 2007 and June 30, 2007	18,626	18,593
Accumulated other comprehensive income (loss)	39	(55)
Retained earnings	23,061	23,303
Total shareholders’ equity	41,726	41,841
Total liabilities and shareholders’ equity	$44,205	$44,063

See the accompanying notes to these interim consolidated condensed financial statements.

QUALSTAR CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
 (Unaudited) (In thousands, except per share data)

	Three Months Ended September 30,
	2007	2006
Net Revenues	$5,332	$4,659
Cost of goods sold	3,708	3,357
Gross profit	1,624	1,302
Operating expenses:
Research and development	728	750
Sales and marketing	759	768
General and administrative	739	744
Total operating expenses	2,226	2,262
Loss from operations	(602)	(960)
Investment Income	413	381
Loss before income taxes	(189)	(579)
Provision for income taxes	17	—
Net loss	$(206)	$(579)
Loss per share:
Basic	$(0.02)	$(0.05)
Diluted	$(0.02)	$(0.05)
Shares used to compute loss per share:
Basic	12,253	12,253
Diluted	12,253	12,253

See the accompanying notes to these interim consolidated condensed financial statements.

QUALSTAR CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)(In thousands)

	Three Months Ended September 30,
	2007	2006
OPERATING ACTIVITIES:
Net loss	$(206)	$(579)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share based compensation	33	2
Gain on sale of marketable securities	(3)	—
Depreciation and amortization	78	110
(Recovery of) provision for bad debts and returns	(21)	5
Changes in operating assets and liabilities:
Accounts receivable	252	574
Inventories	221	53
Prepaid expenses and other assets	(213)	(86)
Prepaid income taxes	3	(7)
Accounts payable	473	(85)
Accrued payroll and related liabilities	(156)	(143)
Other accrued liabilities	(74)	(80)
Net cash provided by (used in) operating activities	387	(236)
INVESTING ACTIVITIES:
Purchases of property, equipment and leasehold improvements	(67)	(14)
Proceeds from sale of marketable securities	6,299	2,163
Purchases of marketable securities	(5,714)	(2,610)
Net cash provided by (used in) investing activities	518	(461)
Net change in cash and cash equivalents	905	(697)
Cash and cash equivalents, beginning of period	7,697	6,845
Cash and cash equivalents, end of period	$8,602	$6,148
Supplemental cash flow disclosure:
Income taxes paid	$7	$7

See the accompanying notes to these interim consolidated condensed financial statements.

QUALSTAR CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2007
(Unaudited)(In thousands)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	(Loss)/Income	Earnings	Total
Balance at July 1, 2007	12,253	$18,593	$(55)	$23,303	$41,841
Share based compensation	—	33	—	—	33
Comprehensive loss:
Net loss	—	—	—	(206)	(206)
Cumulative effect of a change in accounting principle (FIN 48)	—	—	—	(36)	(36)
Change in unrealized losses on investments	—	—	94	—	94
Comprehensive loss					(148)
Balance at September 30, 2007	12,253	$18,626	$39	$23,061	$41,726

See the accompanying notes to these consolidated condensed financial statements

QUALSTAR CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
 (Unaudited)(In thousands, except per share data)

Note 1 – Basis of Presentation and Consolidation

Basis of Presentation

In the opinion of management, the accompanying consolidated condensed financial statements, including balance sheets and related interim statements of operations, cash flows, and stockholders’ equity, include all adjustments, consisting primarily of normal recurring items, which are necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in the Qualstar Corporation Annual Report on Form 10-K for the fiscal year ended June 30, 2007, filed with the Securities and Exchange Commission (“SEC”) on September 26, 2007.

Basis of Consolidation

The consolidated financial statements include the accounts and operations of Qualstar and its wholly owned subsidiary.  All significant intercompany accounts have been eliminated.

Recent Accounting Pronouncements

On July 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.  FIN 48 prescribes a recognition and measurement threshold for tax positions taken or expected to be taken on a tax return and relates to the uncertainty in income taxes recognized in the financial statements in accordance with FAS109, Accounting for Income Taxes.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.  Upon adoption, we recognized a $36,000 charge to our beginning retained earnings as a cumulative effect of a change in accounting principle.  See Note 8 – Income Taxes.

Note 2 – Loss Per Share

Qualstar calculates loss per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share.  Basic earnings per share has been computed by dividing net loss by the weighted average number of common shares outstanding.  Diluted loss per share has been computed by dividing net loss by the weighted average common shares outstanding plus dilutive securities or other contracts to issue common stock as if these securities were exercised or converted to common stock.

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS- (Continued)

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended September 30,
	2007	2006
Net loss (a)	$(206)	$(579)
Weighted average outstanding shares of common stock (b)	12,253	12,253
Dilutive potential common shares from employee stock options	—	—
Common stock and common stock equivalents (c)	12,253	12,253
Loss per share:
Basic net loss per share (a)/(b)	$(0.02)	$(0.05)
Diluted net loss per share (a)/(c)	$(0.02)	$(0.05)

Stock options are excluded for the three months ended September 30, 2007 and 2006, respectively, from the computation of diluted loss per share as the effect would have been antidilutive.

Note 3 – Marketable Securities

Marketable securities consist primarily of high-quality U.S. corporate securities and U.S. federal government and state government debt securities. These securities are classified in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities, which Qualstar has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. All of Qualstar’s marketable securities were classified as available-for-sale at September 30, 2007 and June 30, 2007.

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

Note 4 - Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventory is comprised as follows:

	September 30, 2007	June 30, 2007
Raw materials, net	$5,108	$5,234
Finished goods	599	694
	$5,707	$5,928

Note 5 – Warranty Obligations

The Company follows the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others, which clarifies the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, relating to a guarantor’s accounting for disclosures for certain guarantees. FIN 45 requires enhanced disclosures, among other things, for certain guarantees, including warranty accruals. Qualstar does not issue third party guarantees, as defined, and therefore only the disclosure provisions of FIN 45 apply.

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS- (Continued)

Activity in the liability for product warranty for the periods presented were as follows (in thousands):

	September 30,
	2007	2006
Beginning balance	$174	$173
Cost of warranty claims	(18)	(14)
Accruals for product warranties	35	14
Ending balance	$191	$173

Note 6 – Comprehensive Loss

For the three months ended September 30, 2007 and 2006, comprehensive loss amounted to approximately $148,000 and $381,000, respectively. The difference between net loss and comprehensive loss relates to the changes in the unrealized losses or gains the Company recorded for its available-for-sale securities.

Note 7 – Legal Proceedings

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

Note 8 – Income Taxes

On July 1, 2007, the Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

Adopting FIN 48 had the following impact on our financial statements: increased long-term liabilities by $45,000, and reduced our retained earnings by $36,000. In addition, $144,000 was recorded as a FIN 48 contingent liability and offset against our net deferred tax assets.  As of July 1, 2007, we had $3.3 million of gross unrecognized tax benefits offset by a full valuation allowance.  Thus, future changes in the unrecognized tax benefit will have no impact on our effective tax rate due to the existence of the valuation allowance. Our policy is to include interest and penalties on unrecognized tax benefits in income tax expense, but is not significant at September 30, 2007.  The Company reasonably estimates that the unrecognized tax benefit will not change significantly within the next twelve months.  The Company files its tax returns by the laws of the jurisdictions in which it operates.  The Company’s federal tax returns after 2002 and California tax returns after 2003 are still subject to examination.  Various state jurisdictions tax years remain open to examination as well, though the Company believes any additional assessment will be immaterial to its consolidated financial statements.

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS- (Continued)

Note 9 – Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and RelatedInformation, establishes standards for reporting information about operating segments. This standard requires segmentation based on our internal organization and reporting of revenue and operating income based upon internal accounting methods. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. Our two segments are Tape Libraries and Power Supplies. The two segments discussed in this analysis are presented in the way we internally managed and monitored performance for the three months ended September 30, 2007 and 2006. Our financial reporting systems present various data for management to operate the business, including internal profit and loss statements prepared on a basis consistent with U.S. GAAP. The tape library business has dominated our operations, thus, our operations and reporting have been set up to accommodate a single segment and attribute all revenues and expenses to the tape library side, with the power supply business being an ancillary part of overall operations. Allocations for internal resources were made for the three months ended September 30, 2007 and 2006.

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

Segment revenue, loss before taxes and total assets were as follows (in thousands):

	Three Months Ended September 30,
	2007	2006
Revenue
Tape Libraries:
Product	3,952	3,147
Service	656	725
Total Tape Libraries	4,608	3,872
Power Supplies	724	787
Consolidated Revenue	5,332	4,659

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS- (Continued)

	Three Months Ended September 30,
	2007	2006
Income (Loss) before Taxes
Tape Libraries	(117)	(591)
Power Supplies	(72)	12
Consolidated Loss before Taxes	(189)	(579)

	September 30, 2007	June 30, 2007
Total Assets
Tape Libraries	43,286	43,228
Power Supplies	919	835
Consolidated Assets	44,205	44,063

Note 10 – Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements.  SFAS No. 157 defines fair value and provides guidance on measuring fair value in generally accepted accounting principles, and expands disclosure requirements associated with fair value.  SFAS 157 is effective for our fiscal year beginning July 1, 2008.  We do not expect the adoption of SFAS 157 to have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 gives us the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective for us beginning July 1, 2008, although early adoption is permitted. We do not expect the adoption of SFAS 159 to have a material impact on our financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Quarterly Report on Form 10-Q concerning the future business, operating results and financial condition of Qualstar including estimates, projections, statements relating to our business plans, objectives and operating results, and the assumptions upon which those statements are based, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements inherently are subject to risks and uncertainties, some of which we cannot predict or quantify. Our actual results may differ materially from the results projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 in “ITEM 1 Business,” “Item 1A Risk Factors,” and in “ITEM 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof or variations thereon or similar terminology. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect the occurrence of events or circumstances in the future.

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

Marketable Securities

All of Qualstar’s marketable securities were classified as available-for-sale as it is possible that some securities will be sold prior to maturity.  Available-for-sale securities are recorded at market value. Unrealized holding gains and losses, net of the related income tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of shareholders’ equity until realized. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale are included in earnings when the underlying securities are sold and are derived using the specific identification method for determining the cost of securities sold.

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

Share-Based Compensation

Share-based compensation is accounted for in accordance with SFAS 123R, Share-Based Payment. We use the Black-Scholes option pricing model to determine fair value of the award at the date of grant and recognize compensation expense over the vesting period. The inputs we use for the model require the use of judgment, estimates and assumptions regarding the expected volatility of the stock, the expected term the average employee will hold the option prior to the date of exercise, and the amount of share-based awards that are expected to be forfeited. Changes in these inputs and assumptions could occur and actual results could differ from these estimates, and our results of operations could be materially impacted.

Accounting for Income Taxes

     We adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48) in the first quarter of fiscal year 2008. See Note 8 – Income Taxes to the consolidated condensed financial statements included in this Form 10-Q for further discussion.

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

RESULTS OF OPERATIONS

The following table reflects, as a percentage of net revenues, statements of operations data for the periods indicated:

	Three Months Ended September 30,
	2007	2006
Net revenues	100.0%	100.0%
Cost of goods sold	69.5	72.1
Gross profit	30.5	27.9
Operating expenses:
Research and development	13.7	16.1
Sales and marketing	14.2	16.5
General and administrative	13.9	16.0
Total operating expenses	41.8	48.6
Loss from operations	(11.3)	(20.7)
Investment income	7.8	8.2
Loss before income taxes	(3.5)	(12.5)
Provision for income taxes	.3	—
Net loss	(3.8)%	(12.5)%

We have two operating segments for financial reporting purposes: tape libraries and power supplies, as discussed in      Note 9 of the Notes to Consolidated Financial Statements in Item 1 of this report. The following table summarizes our revenue by major product line and by operating segment:

	Three Months Ended September 30,
	2007	2006
Tape Library revenues:
TLS	32.6%	34.1%
RLS	10.9	10.5
XLS	6.6	5.1
	50.1	49.7
Other library revenues:
Service	12.3	15.6
Media	17.3	12.1
Upgrades, spares	6.7	5.7
	36.3	33.4

Total Library revenues	86.4	83.1

Power Supply revenues	13.6	16.9

	100.0%	100.0%

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Net Revenue.  Net revenues increased to $5.3 million for the three months ended September 30, 2007 from $4.7 million for the three months ended September 30, 2006, an increase of $0.7 million, or 14.4%. No single customer accounted for more than ten percent of the Company’s consolidated revenue for the three-month periods ended September 30, 2007 and September 30, 2006.

Segment Revenue

   Tape Libraries– Net tape library revenues increased to $4.6 million for the three months ended September 30, 2007 from $3.9 million for the three months ended September 30, 2006, an increase of $.7 million, or 19%. The increase in revenues is attributed to higher revenues from our TLS RLS and XLS tape library product lines and higher sales of tape media, partially offset by lower service revenues.

No single customer accounted for more than ten percent of tape library revenues for the three-month periods ended September 30, 2007 and September 20, 2006.

   Power Supplies– Net revenues from power supplies decreased to $724,000 for the three months ended September 30, 2007 from $787,000 for the three months ended September 30, 2006, a decrease of $63,000, or 8%.  The decrease in revenues is attributed to delays in the launch of certain power supply models. Three customers accounted for 19.9%, 13.4% and 9.4%, respectively, or 42.7% in the aggregate, of power supply sales for the three months ended September 30, 2007.  Three customers accounted for 21.5%, 14.1% and 13.2%, respectively, or 48.8% in the aggregate, of power supply sales for the three months ended September 30, 2006.

Gross Profit.  Gross profit represents the difference between our net revenues and cost of goods sold. Cost of goods sold consists primarily of purchased parts, direct and indirect labor costs, rent, technical support costs, depreciation of plant and equipment, utilities, and packaging costs. Gross profit increased to $1.62 million for the three months ended September 30, 2007 from $1.3 million for the three months ended September 30, 2006.  The increase of $322,000, or 24.7%, is primarily due to efficiencies achieved in material management partially offset by lower overhead absorption.

Research and Development.  Research and development expenses consist of engineering salaries, benefits, outside consultant fees, and purchased parts and supplies used in development activities. Research and development expenses decreased to $728,000 for the three months ended September 30, 2007 from $750,000 for the three months ended September 30, 2006.  The decrease of $22,000, or 2.9%, is primarily due to lower compensation expenses.

Sales and Marketing.  Sales and marketing expenses consist primarily of employee salaries and benefits, sales commissions, trade show costs, advertising and travel related expenses. Sales and marketing expenses decreased to $759,000 for the three months ended September 30, 2007 from $768,000 for the three months ended September 30, 2006.  The decrease of $9,000, or 1.2%, is primarily due to the closure of the United Kingdom branch, offset by increases in commission and recruitment expenses.

General and Administrative.  General and administrative expenses include employee salaries and benefits and professional service fees. General and administrative expenses remained comparable at $739,000 for the three months ended September 30, 2007 and $744,000 for the three months ended September 30, 2006.

Investment Income.  Investment income increased to $413,000 for the three months ended September 30, 2007 from $381,000 for the three months ended September 30, 2006. The increase of $32,000, or 8.4% is primarily due to the reinvestment of our lower yielding maturities into higher yielding securities in the higher interest rate environment.

     Provision for Income Taxes.  We recorded a provision for income taxes of $17,000 for the three months ended September 30, 2007 relating to state income taxes paid during the quarter and interest expense accrued as part of our liability resulting from our adoption on July 1, 2007 of FIN 48, Accounting for Uncertainties in Income Taxes – an Interpretation of FASB Statement No. 109.  See Note 8 of Notes to Consolidated Condensed Financial Statements in Item 1 of this report for a further discussion of FIN 48. We did not record a provision or benefit for income taxes for the three months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $387,000 in the three months ended September 30, 2007, primarily attributed to an increase in accounts payable and a decrease in receivables and inventories, partially offset by an increase in prepaids and other assets, and a decrease in accrued payroll and related liabilities and other accrued liabilities.  Net cash used in operating activities was $236,000 in the three months ended September 30, 2006, primarily attributed to the net loss for the quarter and decreases in accrued payroll and related liabilities, accounts payable and other accrued liabilities and an increase in prepaids and other assets, partially offset by a reduction in accounts receivable.

Cash provided by investing activities was $518,000 in the three months ended September 30, 2007, primarily attributed to the sale of marketable securities, partially offset by the purchase of marketable securities.  Cash used in investing activities was $461,000 in the three months ended September 30, 2006, primarily attributed to the purchase of marketable securities, partially offset by the sale of marketable securities.

Cash was not used in or provided by financing activities during the three months ended September 30, 2007 or the three months ended September 30, 2006.

As of September 30, 2007, we had $8.6 million in cash and cash equivalents and $25.1 million in marketable securities.  We believe that our existing cash and cash equivalents and anticipated cash flows from our operating activities, plus funds available from the sale of our marketable securities, will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. We may utilize cash to invest in businesses, products or technologies that we believe are strategic. We regularly evaluate other companies and technologies for possible investment by us. In addition, we have made and may in the future make investments in companies with whom we have identified potential synergies. However, we have no present commitments or agreements with respect to any material acquisition of other businesses or technologies.

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

ITEM 4T. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Qualstar’s disclosure controls and procedures as of September 30, 2007, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We did not make any changes in our internal control over financial reporting during the quarter ended September 30, 2007 of Qualstar’s fiscal year ending June 30, 2008, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

QUALSTAR CORPORATION

Dated: November 14, 2007	By:	/s/ WILLIAM J. GERVAIS
William J. Gervais
Chief Executive Officer and President
(Principal Executive Officer)