Form 10-Q
period 2007-12-31
QUALSTAR CORP
filed 2008-02-14
CIK 758938

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2007

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

Total shares of common stock without par value outstanding at December 31, 2007 is 12,253,117.

QUALSTAR CORPORATION
  FORM 10-Q
  FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

  QUALSTAR CORPORATION
  CONDENSED CONSOLIDATED BALANCE SHEETS
  (In thousands)

	December 31, 2007	June 30, 2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$10,656	$7,697
Marketable securities, short-term	8,145	9,574
Receivables, net of allowances of $183 at December 31, 2007, and $170 at June 30, 2007	3,532	3,462
Inventories, net	5,264	5,928
Prepaid expenses and other current assets	659	576
Prepaid income taxes	134	137
Total current assets	28,390	27,374
Property and equipment, net	538	601
Marketable securities, long-term	15,278	15,994
Other assets	94	94
Total assets	$44,300	$44,063

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$954	$654
Accrued payroll and related liabilities	469	455
Other accrued liabilities	1,092	1,113
Total current liabilities	2,515	2,222

Other long-term liabilities	45	—
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized, 12,253 shares issued and outstanding at December 31, 2007 and June 30, 2007	18,653	18,593
Accumulated other comprehensive income (loss)	85	(55)
Retained earnings	23,002	23,303
Total shareholders’ equity	41,740	41,841
Total liabilities and shareholders’ equity	$44,300	$44,063

See the accompanying notes to these interim condensed consolidated financial statements.

Index

QUALSTAR CORPORATION
  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
  (Unaudited) (In thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Net revenues	$6,049	$5,283	$11,381	$9,942
Cost of goods sold	4,004	3,649	7,712	7,006
Gross profit	2,045	1,634	3,669	2,936
Operating expenses:
Research and development	770	756	1,498	1,507
Sales and marketing	840	883	1,600	1,650
General and administrative	918	812	1,656	1,556
Total operating expenses	2,528	2,451	4,754	4,713
Loss from operations	(483)	(817)	(1,085)	(1,777)
Investment Income	424	371	837	752
Loss before income taxes	(59)	(446)	(248)	(1,025)
Provision for income taxes	—	—	17	—
Net loss	$(59)	$(446)	$(265)	$(1,025)
Loss per share:
Basic	$(0.00)	$(0.04)	$(0.02)	$(0.08)
Diluted	$(0.00)	$(0.04)	$(0.02)	$(0.08)
Shares used to compute loss per share:
Basic	12,253	12,253	12,253	12,253
Diluted	12,253	12,253	12,253	12,253

See the accompanying notes to these interim condensed consolidated financial statements.

Index

  QUALSTAR CORPORATION
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
  (Unaudited)(In thousands)

	Six Months Ended December 31,
	2007	2006
OPERATING ACTIVITIES:
Net loss	$(265)	$(1,025)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share based compensation	60	25
Realized gain on marketable securities	(2)	—
Depreciation and amortization	153	216
(Recovery of) provision for bad debts and returns, net of recoveries	(11)	31
Changes in operating assets and liabilities:
Accounts receivable	(59)	(384)
Inventories, net	664	791
Prepaid and other assets	(83)	15
Prepaid income taxes	3	(7)
Accounts payable	300	90
Accrued payroll and related liabilities	14	(44)
Other accrued liabilities	(12)	(157)
Net cash provided by (used in) operating activities	762	(449)

INVESTING ACTIVITIES:
Purchases of property, equipment and leasehold improvements	(90)	(14)
Proceeds from sale of marketable securities	16,874	4,052
Purchases of marketable securities	(14,587)	(4,548)
Net cash provided by (used in) investing activities	2,197	(510)

Net change in cash and cash equivalents	2,959	(959)

Cash and cash equivalents, beginning of period	7,697	6,845

Cash and cash equivalents, end of period	$10,656	$5,886

Supplemental cash flow disclosure:
Income taxes paid	$7	$7

See the accompanying notes to these interim condensed consolidated financial statements.

Index

QUALSTAR CORPORATION
  CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
  SIX MONTHS ENDED DECEMBER 31, 2007
  (Unaudited) (In thousands)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	(Loss) Income	Earnings	Total
Balance at July 1, 2007	12,253	$18,593	$(55)	$23,303	$41,841
Share based compensation	—	60	—	—	60
Cumulative effect of change in accounting principle	—	—	—	(36)	(36)
Comprehensive loss:
Net loss	—	—	—	(265)	(265)
Change in unrealized gains (losses) on investments	—	—	140	—	140
Comprehensive loss	—	—	—	—	(125)
Balance at December 31, 2007	12,253	$18,653	$85	$23,002	$41,740

See the accompanying notes to these condensed consolidated financial statements.

Index

  QUALSTAR CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  (Unaudited)

  Note 1 – Basis of Presentation and Consolidation

Basis of Presentation

In the opinion of management, the accompanying condensed consolidated financial statements, including balance sheets and related interim statements of operations, cash flows, and shareholders’ equity, include all adjustments, consisting primarily of normal recurring items, which are necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in the Qualstar Corporation Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

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

Index

QUALSTAR CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  (Unaudited)

The following table sets forth the computation of basic and diluted net loss per share for the three and six months ended December 31, 2007 and 2006:

	(In thousands, except per share amounts)
	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Net loss (a)	$(59)	$(446)	$(265)	$(1,025)
Weighted average outstanding shares of common stock (b)	12,253	12,253	12,253	12,253
Dilutive potential common shares from employee stock options	—	—	—	—
Common stock and common stock equivalents (c)	12,253	12,253	12,253	12,253
Loss per share:
Basic net loss per share (a)/(b)	$(0.00)	$(0.04)	$(0.02)	$(0.08)
Diluted net loss per share (a)/(c)	$(0.00)	$(0.04)	$(0.02)	$(0.08)

Stock options are excluded for the three months and six months ended December 31, 2007, and 2006, from the computation of diluted loss per share as the effect would have been antidilutive.

  Note 3 – Marketable Securities

Marketable securities consist primarily of high-quality U.S. corporate securities and U.S. federal government and state government debt securities. These securities are classified in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities which Qualstar has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. All of Qualstar’s marketable securities were classified as available-for-sale at December 31, 2007 and June 30, 2007.

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

  Note 4 – Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventory is comprised as follows (in thousands):

	December 31, 2007	June 30, 2007
Raw materials, net	$4,820	$5,234
Finished goods	444	694
	$5,264	$5,928

Index

QUALSTAR CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
  (Unaudited)

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

Activity in the liability for product warranty for the periods presented were as follows (in thousands):

	Three Months Ended December 31, 2007	Six Months Ended December 31, 2007
Beginning balance	$191	$174
Cost of warranty claims	(16)	(35)
Accruals for product warranties	9	45
Ending balance	$184	$184

  Note 6 – Comprehensive Loss

For the six months ended December 31, 2007 and 2006, comprehensive loss amounted to approximately $125,000 and $764,000, respectively. The difference between net loss and comprehensive loss relates to the changes in the unrealized losses or gains the Company recorded for its available-for-sale securities.

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

Index

QUALSTAR CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
  (Unaudited)

Adopting FIN 48 had the following impact on our financial statements: increased long-term liabilities by $45,000, and reduced our retained earnings by $36,000. In addition, $144,000 was recorded as a FIN 48 contingent liability and offset against our net deferred tax assets.  As of July 1, 2007, we had $3.3 million of gross unrecognized tax benefits offset by a full valuation allowance.  Thus, future changes in the unrecognized tax benefit will have no impact on our effective tax rate due to the existence of the valuation allowance. Our policy is to include interest and penalties on unrecognized tax benefits in income tax expense, but is not significant at December 31, 2007.  The Company reasonably estimates that the unrecognized tax benefit will not change significantly within the next twelve months.  The Company files its tax returns by the laws of the jurisdictions in which it operates.  The Company’s federal tax returns after 2002 and California tax returns after 2003 are still subject to examination.  Various state jurisdictions tax years remain open to examination as well, though the Company believes any additional assessment will be immaterial to its consolidated financial statements.

  Note 9 – Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. This standard requires segmentation based on our internal organization and reporting of revenue and operating income based upon internal accounting methods. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. Our two segments are Tape Libraries and Power Supplies. The two segments discussed in this analysis are presented in the way we internally manage and monitor performance. Our financial reporting systems present various data for management to operate the business, including internal profit and loss statements prepared on a basis consistent with U.S. GAAP. The tape library business has dominated our operations, thus, our operations and reporting have been set up to accommodate a single segment and attribute all revenues and expenses to the tape library side, with the power supply business being an ancillary part of overall operations. As the power supply segment grew in the last two years to represent greater than 10% of combined revenues, a framework for internal resource allocations has been implemented for the three months and six months ended December 31, 2007 and December 31, 2006.  Certain assets are tracked separately by the power supplies segment, and all others are recorded in the tape library segment for internal reporting presentations. Cash is not segregated between the two segments, but retained by the library segment.

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

Index

QUALSTAR CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
  (Unaudited)

Segment revenue, loss before taxes and total assets were as follows (in thousands):

	Three Months Ended December 31		Six Months Ended December 31,
	2007	2006	2007	2006
Revenue
Tape Libraries:
Product	$4,379	$3,604	$8,331	$6,751
Service	624	813	1,280	1,538
Total Tape Libraries	5,003	4,417	9,611	8,289
Power Supplies	1,046	866	1,770	1,653
Consolidated Revenue	$6,049	$5,283	$11,381	$9,942

	Three Months Ended December 31		Six Months Ended December 31,
	2007	2006	2007	2006
Income (Loss) before Taxes
Tape Libraries	$(220)	$(499)	$(325)	$(1,089)
Power Supplies	161	53	60	64
Consolidated Loss before Taxes	$(59)	$(446)	$(265)	$(1,025)

	December 31	June 30,
	2007	2007
Total Assets
Tape Libraries	$43,378	$43,228
Power Supplies	922	835
Consolidated Assets	$44,300	$44,063

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

Index

QUALSTAR CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)
  (Unaudited)

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

OVERVIEW

We design, develop, manufacture and sell automated magnetic tape libraries used to store, retrieve and manage electronic data primarily in network computing environments. We currently offer tape libraries for two popular tape drive technologies including LTO (Linear Tape-Open tape format) and AIT (Advanced Intelligent Tape).  We have discontinued sales of libraries with SAIT (Super Advanced Intelligent Tape), and DLT (Digital Linear Tape) tape drives due to declining demand for those tape drive technologies.

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

Index

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

  Accounting for Income Taxes

We adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48) in the first quarter of fiscal year 2008. See Note 8 – Income Taxes to the condensed consolidated financial statements included in this Form 10-Q for further discussion.

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

Index

RESULTS OF OPERATIONS

The following table sets forth certain financial data as a percentage of net revenues for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.2	69.1	67.8	70.5
Gross profit	33.8	30.9	32.2	29.5
Operating expenses:
Research and development	12.7	14.3	13.2	15.2
Sales and marketing	13.9	16.7	14.1	16.6
General and administrative	15.2	15.4	14.6	15.7
Total operating expenses	41.8	46.4	41.9	47.5
Loss from operations	(8.0)	(15.5)	(9.7)	(18.0)
Investment income	7.0	7.0	7.4	7.6
Loss before income taxes	(1.0)	(8.5)	(2.3)	(10.4)
Provision (benefit) for income taxes	—	—	0.1	—
Net loss	(1.0)%	(8.5)%	(2.4)%	(10.4)%

We have two operating segments for financial reporting purposes: tape libraries and power supplies, as discussed in      Note 9 of the Notes to Condensed Consolidated Financial Statements in Item 1 of this report. The following table summarizes our revenue by major product line and by operating segment:

	Three Months Ended December 31		Six Months Ended December 31
	2007	2006	2007	2006
Tape Library revenues:
TLS	33.1%	35.3%	32.9%	34.7%
RLS	10.6	6.8	10.8	8.5
XLS	8.8	5.7	7.7	5.4
	52.5	47.8	51.4	48.6
Other library revenues:
Service	10.3	15.4	11.3	15.5
Media	15.1	14.8	16.1	13.6
Miscellaneous	4.8	5.6	5.7	5.7
	30.2	35.8	33.1	34.8

Total Library revenues	82.7	83.6	84.4	83.4

Power Supply revenues	17.3	16.4	15.6	16.6

	100.0%	100.0%	100.0%	100.0%

Index

  Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

Net Revenue.  Net revenues increased to $6.0 million for the three months ended December 31, 2007 from $5.3 million for the three months ended December 31, 2006, an increase of $0.7 million, or 14.5%. No single customer accounted for more than ten percent of the Company’s consolidated revenue for the three month periods ended December 31, 2007 or December 31, 2006.

Segment Revenue.  Revenues reported for the segments shown below are presented on a basis consistent with U.S. GAAP.  Revenues reported in Note 9 – Segment Information, in Notes to Condensed Consolidated Financial Statements included in Item 1 of this report, are presented in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information.

Tape Libraries – Net revenues increased to $5.0 million for the three months ended December 31, 2007 from $4.4 million for the three months ended December 31, 2006, an increase of $0.6 million, or 13.3%.  The increase is attributed to higher revenues from our XLS, TLS and RLS tape libraries and from media, partially offset by lower service revenues.  No single customer accounted for more than ten percent of tape library revenues for the three-month periods ended December 31, 2007 or December 31, 2006.

Power Supplies – Net revenues increased to $1,046,000 for the three months ended December 31, 2007 from $866,000 for the three months ended December 31, 2006, an increase of $180,000, or 20.8%.  The increase in revenues is attributed primarily to growth in sales to contract manufacturers.  Two customers on a standalone basis accounted for 28.9%, and 15.0%, respectively, or 43.9% in the aggregate, of power supply sales for the three months ended December 31, 2007.  Three customers on a standalone basis accounted for 36.0%, 16.5% and 13.1%, respectively, or 65.6% in the aggregate, of power supply sales for the three months ended December 31, 2006.

Gross Profit.  Gross profit represents the difference between our net revenues and cost of goods sold. Cost of goods sold consists primarily of purchased parts, direct and indirect labor costs, rent, technical support costs, depreciation of plant and equipment, utilities, and packaging costs. Gross profit increased to $2.0 million for the three months ended December 31, 2007 from $1.6 million for the three months ended December 31, 2006.  The increase of $0.4 million, or 25.2%, is primarily due to efficiencies achieved in material management.

Research and Development.  Research and development expenses consist of engineering salaries, benefits, outside consultant fees, and purchased parts and supplies used in development activities. Research and development expenses increased to $770,000 for the three months ended December 31, compared to $756,000 for the three months ended December 31, 2006.  The increase of $14,000 or 1.9% is primarily due to higher prototype material and engineering salaries expenses, partially offset by lower consulting expenses.

Sales and Marketing.  Sales and marketing expenses consist primarily of employee salaries and benefits, sales commissions, trade show costs, advertising and travel related expenses. Sales and marketing expenses decreased to $840,000 for the three months ended December 31, 2007 from $883,000 for the three months ended December 31, 2006.  The decrease of $42,000, or 4.8% is primarily due to the closure of our UK office and lower advertising and promotion expenses partially offset by increased commissions and recruitment expenses.

General and Administrative.  General and administrative expenses include employee salaries and benefits and professional service fees. General and administrative expenses increased to $918,000 for the three months ended December 31, 2007 from $812,000 for the three months ended December 31, 2006. The increase of $105,000, or 12.9% is primarily due to increased accounting consulting expenses attributed to Sarbanes Oxley compliance efforts partially offset by lower depreciation and amortization and bad debt expenses.

Investment Income.  Investment income increased to $424,000 for the three months ended December 31, 2007 from $371,000 for the three months ended December 31, 2006. The increase of $53,000, or 14.3% is primarily due to the reinvestment of proceeds from the maturities of longer-term securities into higher yielding securities.

Index

Provision (Benefit) for Income Taxes.  We did not record a provision or benefit for income taxes for either the three months ended December 31, 2007 or for the three months ended December 31, 2006. We have recorded a full valuation allowance against our net deferred tax assets based on our assessment regarding the realizability of these net deferred tax assets in future periods.

  Six Months Ended December 31, 2007 Compared to Six Months Ended December 31, 2006

Net Revenue.  Net revenues increased to $11.4 million for the six months ended December 31, 2007 from $9.9 million for the six months ended December 31, 2006, an increase of $1.4 million, or 14.5%. No single customer accounted for more than ten percent of the Company’s consolidated revenue for the six-month periods ended December 31, 2007 and December 31, 2006.

Segment Revenue.  Revenues reported for the segments shown below are presented on a basis consistent with U.S. GAAP.  Revenues reported in Note 9 – Segment Information, in Notes to Condensed Consolidated Financial Statements included in Item 1 of this report, are presented in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information.

Tape Libraries – Net revenues increased to $9.6 million for the six months ended December 31, 2007 from $8.3 million for the six months ended December 31, 2006, an increase of $1.3 million, or 15.9%.  The increase in revenues is attributed to higher revenues from our XLS, TLS and RLS tape libraries and from media, partially offset by lower service revenues. No single customer accounted for more than ten percent of tape library revenues for the six-month periods ended December 31, 2007 or December 31, 2006.

Power Supplies – Net revenues increased to $1.8 million for the six months ended December 31, 2007 from $1.7 million for the six months ended December 31, 2006, an increase of $0.1 million, or 7.1%.  The increase in revenues is attributed primarily to growth in sales to contract manufacturers.  Two customers on a standalone basis accounted for 20.9% and 14.3%, respectively, or 35.2% in the aggregate, of power supply sales for the six months ended December 31, 2007.  Two customers on a standalone basis accounted for 29.1% and 13.4%, respectively, or 42.5% in the aggregate, of power supply sales for the six months ended December 31, 2006.

Gross Profit.  Gross profit increased to $3.7 million for the six months ended December 31, 2007 from $2.9 million for the six months ended December 31, 2006.  The increase of $0.7 million, or 25.0%, is primarily due to efficiencies achieved in material management.

Research and Development.   Research and development expenses remained comparable at $1.5 million for the six months ended December 31, 2007 and for the six months ended December 31, 2006.

Sales and Marketing.  Sales and marketing expenses decreased to $1.6 million for the six months ended December 31, 2007 from $1.7 million for the six months ended December 31, 2006.  The decrease of $0.1 million, or 3.0% is primarily due to closure of our United Kingdom office and lower advertising and promotion expenses partially offset by increased commissions, travel and recruitment expenses.

General and Administrative.  General and administrative expenses increased to $1.7 million for the six months ended December 31, 2007 from $1.6 million for the six months ended December 31, 2006. The increase of $0.1 million, or 6.4% is primarily due to increased salaries and related expenses and accounting consulting expenses attributed to Sarbanes Oxley compliance efforts partially offset by lower depreciation and amortization and bad debt expenses.

Investment Income.  Investment income increased to $837,000 for the six months ended December 31, 2007 from $752,000 for the six months ended December 31, 2006. The increase of $85,000, or 11.3% is primarily due to the reinvestment of proceeds from the maturities of longer-term securities into higher yielding securities.

Index

Provision (Benefit) for Income Taxes. We recorded a provision for income taxes of $17,000 for the six months ended December 31, 2007 relating to state income taxes paid during the three months ended September 30, 2007 and interest expense accrued as part of our liability resulting from our adoption on July 1, 2007 of FIN 48, Accounting for Uncertainties in Income Taxes – an Interpretation of FASB Statement No. 109.  See Note 8 of Notes to Condensed Consolidated Financial Statements in Item 1 of this report for a further discussion of FIN 48. We did not record a provision or benefit for income taxes for the six months ended December 31, 2006.

  LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $762,000 in the six months ended December 31, 2007, primarily attributed to a decrease in inventories and an increase in accounts payable, partially offset by an increase in prepaids and other assets and the net loss from operations.  Cash used in operating activities was $449,000 in the six months ended December 31, 2006, primarily attributed to the net loss from operations and an increase in receivables, partially offset by a decrease in inventories and prepaids and other assets, and an increase in accounts payable.

Cash provided by investing activities was $2.2 million in the six months ended December 31, 2007, primarily attributed to the sale of marketable securities, partially offset by the purchase of marketable securities and the purchase of fixed assets.  Cash used in investing activities was $510,000 in the six months ended December 31, 2006, primarily attributed to the purchase of marketable securities, partially offset by the sale of marketable securities.

Cash was not used in or provided by financing activities during the six months ended December 31, 2007 or the six months ended December 31, 2006.

As of December 31, 2007, we had $10.7 million in cash and cash equivalents and $23.4 million in marketable securities.  We believe that our existing cash and cash equivalents and anticipated cash flows from our operating activities, plus funds available from the sale of our marketable securities, will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. We may utilize cash to invest in businesses, products or technologies that we believe are strategic. We regularly evaluate other companies and technologies for possible investment by us. In addition, we have made and may in the future make investments in companies with whom we have identified potential synergies. However, we have no present commitments or agreements with respect to any material acquisition of other businesses or technologies.

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

ITEM 4T. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Qualstar’s disclosure controls and procedures as of December 31, 2007, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Index

We did not make any changes in our internal control over financial reporting during the quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6.   EXHIBITS

Exhibit No.	Exhibit Index
3.2	Bylaws, as amended and restated January 14, 2000.
3.3	Amendment to Bylaws, adopted December 21, 2007.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALSTAR CORPORATION

Dated: February 14, 2008	By:	/s/ WILLIAM J. GERVAIS
William J. Gervais
Chief Executive Officer, President and Director
(Principal Executive Officer)

	By:	/s/ ANDREW A. FARINA
Andrew A. Farina
Chief Financial Officer
(Principal Financial Officer)