Form 10-Q
period 2008-03-31
QUALSTAR CORP
filed 2008-05-14
CIK 758938

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant is a shell company(as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

Total shares of common stock without par value outstanding at March 31, 2008 is 12,253,117.

QUALSTAR CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

Index

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUALSTAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2008	June 30, 2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$9,705	$7,697
Marketable securities, short-term	9,423	9,574
Receivables, net of allowances of $111 and $170 at March 31, 2008, and June 30, 2007, respectively	3,090	3,462
Inventories, net	5,870	5,928
Prepaid expenses and other current assets	521	576
Prepaid income taxes	—	137
Total current assets	28,609	27,374
Property and equipment, net	497	601
Marketable securities, long-term	14,221	15,994
Other assets	94	94
Total assets	$43,421	$44,063

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,008	$654
Accrued payroll and related liabilities	394	455
Other accrued liabilities	1,080	1,113
Total current liabilities	2,482	2,222
Other long-term liabilities	45	—
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized, 12,253 shares issued and outstanding at March 31, 2008 and June 30, 2007	18,676	18,593
Accumulated other comprehensive income (loss)	273	(55)
Retained earnings	21,945	23,303
Total shareholders’ equity	40,894	41,841
Total liabilities and shareholders’ equity	$43,421	$44,063

See the accompanying notes to these interim condensed consolidated financial statements.

Index

QUALSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited) (In thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Net revenues	$5,171	$4,884	$16,552	$14,826
Cost of goods sold	3,385	3,546	11,097	10,552
Gross profit	1,786	1,338	5,455	4,274
Operating expenses:
Research and development	772	846	2,270	2,352
Sales and marketing	810	659	2,409	2,310
General and administrative	904	764	2,561	2,320
Total operating expenses	2,486	2,269	7,240	6,982
Loss from operations	(700)	(931)	(1,785)	(2,708)
Investment income	378	312	1,215	1,064
Loss before income taxes	(322)	(619)	(570)	(1,644)
Provision for income taxes	—	48	17	48
Net loss	$(322)	$(667)	$(587)	$(1,692)
Loss per share:
Basic and Diluted	$(0.03)	$(0.05)	$(0.05)	$(0.14)
Shares used to compute loss per share:
Basic and Diluted	12,253	12,253	12,253	12,253

Cash dividends declared per common share	$0.06	$0.00	$0.06	$0.00

See the accompanying notes to these interim condensed consolidated financial statements.

Index

QUALSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Nine Months Ended March 31,
	2008	2007

OPERATING ACTIVITIES:
Net loss	$(587)	$(1,692)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share based compensation	83	53
Loss on marketable securities	—	50
Depreciation and amortization	217	324
Provision for bad debts and returns, net of recoveries	2	36
Changes in operating assets and liabilities:
Receivables, net	370	(386)
Inventories, net	58	971
Prepaid and other assets	55	(97)
Prepaid income taxes	137	40
Accounts payable	354	367
Accrued payroll and related liabilities	(61)	(124)
Other accrued liabilities	(24)	(273)
Net cash provided by (used in) operating activities	604	(731)

INVESTING ACTIVITIES:
Purchases of property, equipment and leasehold improvements	(113)	(18)
Proceeds from sale of marketable securities	21,484	12,660
Purchases of marketable securities	(19,232)	(9,006)
Net cash provided by investing activities	2,139	3,636

FINANCING ACTIVITIES:
Cash dividends on common shares	(735)	—
Net cash used in financing activities	(735)	—

Net change in cash and cash equivalents	2,008	2,905

Cash and cash equivalents, beginning of period	7,697	6,845

Cash and cash equivalents, end of period	$9,705	$9,750

Supplemental cash flow disclosure:
Income taxes paid	$7	$7

See the accompanying notes to these interim condensed consolidated financial statements.

Index

QUALSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED MARCH 31, 2008

(Unaudited) (In thousands)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Loss	Earnings		Total
Balance at July 1, 2007	12,253	$18,593	$(55)	$23,303		$41,841
Share based compensation	—	83	—	—		83
Cash dividends on common shares	—	—	—	(735)		(735)
Cumulative effect of a change in accounting principle (FIN48)	—	—	—	(36)		(36)
Net loss	—	—	—	(587	) )	(587)
Change in unrealized losses on investments	—	—	328	—		328
Comprehensive loss	—	—	—	—		(259)
Balance at March 31, 2008	12,253	$18,676	$273	$21,945		$40,894

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

The following table sets forth the computation of basic and diluted net loss per share for the three and Nine months ended March 31, 2008 and 2007:
	In Thousands (Except per share amounts)
	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Net loss (a)	$(322)	$(667)	$(587)	$(1,692)
Weighted average outstanding shares of common stock (b)	12,253	12,253	12,253	12,253
Dilutive potential common shares from employee stock options	—	—	—	—
Common stock and common stock equivalents (c)	12,253	12,253	12,253	12,253
Loss per share:
Basic net loss per share (a)/(b)	$(0.03)	$(0.05)	$(0.05)	$(0.14)
Diluted net loss per share (a)/(c)	$(0.03)	$(0.05)	$(0.05)	$(0.14)

Index

QUALSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

(Unaudited)

Stock options are excluded for the three months and nine months ended March 31, 2008 and 2007 from the computation of diluted loss per share as the effect would have been antidilutive.

Note 3 - Marketable Securities

Marketable securities consist primarily of high-quality U.S. corporate securities and U.S. federal government and state government debt securities. These securities are classified in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are securities that Qualstar has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. All of Qualstar’s marketable securities were classified as available-for-sale at March 31, 2008 and June 30, 2007.

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

Note 4 - Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventory is comprised as follows (in thousands):

	March 31, 2008	June 30, 2007
Raw materials, net	$5,228	$5,234
Finished goods	642	694
	$5,870	$5,928

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

Activity in the liability for product warranty for the periods presented were as follows (in thousands):

	Three Months Ended March 31, 2008	Nine Months Ended March 31, 2008
Beginning balance	$184	$174
Cost of warranty claims	(20)	(55)
Accruals for product warranties	19	64
Ending balance	$183	$183

Note 6 - Comprehensive Loss

     For the nine months ended March 31, 2008 and 2007, comprehensive loss amounted to approximately $259,000 and $1,351,000, respectively. The difference between net loss and comprehensive loss relates to the changes in the unrealized losses or gains the Company recorded for its available-for-sale securities.

Index

Note 7 - Legal Proceedings

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

Index

QUALSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

(Unaudited))

Note 8 - Income Taxes

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

Adopting FIN 48 had the following impact on our financial statements: increased long-term liabilities by $45,000, and reduced our retained earnings by $36,000. In addition, $144,000 was recorded as a FIN 48 contingent liability and offset against our net deferred tax assets.  As of July 1, 2007, we had $3.3 million of gross unrecognized tax benefits offset by a full valuation allowance.  Thus, future changes in the unrecognized tax benefit will have no impact on our effective tax rate due to the existence of the valuation allowance. Our policy is to include interest and penalties on unrecognized tax benefits in income tax expense, but is not significant at March 31, 2008.  The Company reasonably estimates that the unrecognized tax benefit will not change significantly within the next twelve months.  The Company files its tax returns by the laws of the jurisdictions in which it operates.  The Company’s federal tax returns after 2002 and California tax returns after 2003 are still subject to examination.  Various state jurisdictions tax years remain open to examination as well, though the Company believes any additional assessment will be immaterial to its consolidated financial statements.

Note 9 - Segment Information

     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. This standard requires segmentation based on our internal organization and reporting of revenue and operating income based upon internal accounting methods. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. Our two segments are Tape Libraries and Power Supplies. The two segments discussed in this analysis are presented in the way we internally manage and monitor performance. Our financial reporting systems present various data for management to operate the business, including internal profit and loss statements prepared on a basis consistent with U.S. GAAP. The tape library business has dominated our operations, thus, our operations and reporting have been set up to accommodate a single segment and attribute all revenues and expenses to the tape library side, with the power supply business being an ancillary part of overall operations. As the power supply segment grew in the last two years to represent greater than 10% of combined revenues, a framework for internal resource allocations has been implemented for the three months and nine months ended March 31, 2008 and March 31, 2007. Certain assets are tracked separately by the power supplies segment, and all others are recorded in the tape library segment for internal reporting presentations. Cash is not segregated between the two segments, but retained by the library segment.

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

Index

QUALSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

(Unaudited)

Segment revenue, loss before taxes and total assets were as follows (in thousands):

	Three Months Ended March 31		Nine Months Ended March 31,
	2008	2007	2008	2007
Revenue
Tape Libraries:
Product	$3,457	$3,502	$11,788	$10,253
Service	641	588	1,921	2,126
Total Tape Libraries	4,098	4,090	13,709	12,379
Power Supplies	1,073	794	2,843	2,447
Consolidated Revenue	$5,171	$4,884	$16,552	$14,826

	Three Months Ended March 31		Nine Months Ended March 31,
	2008	2007	2008	2007
Income (Loss) before Taxes
Tape Libraries	$(440)	$(637)	$(748)	$(1,726)
Power Supplies	118	18	178	82
Consolidated Loss before Taxes	$(322)	$(619)	$(570)	$(1,644)

	March 31	June 30
	2008	2007
Total Assets
Tape Libraries	$42,408	$43,228
Power Supplies	1,013	835
Consolidated Assets	$43,421	$44,063

Note 10 - Recent Accounting Pronouncements

Index

QUALSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

(Unaudited)

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

RESULTS OF OPERATIONS

The following table sets forth certain financial data, as a percentage of net revenues, for the periods indicated:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2008		2007		2008		2007
Net revenues	100.0%		100.0%		100.0%		100.0%
Cost of goods sold	65.5		72.6		67.0		71.2
Gross profit	34.5		27.4		33.0		28.8
Operating expenses:
Research and development	14.9		17.3		13.7		15.9
Sales and marketing	15.7		13.5		14.6		15.6
General and administrative	17.5		15.6		15.5		15.6
Total operating expenses	48.1		46.4		43.8		47.1
Loss from operations	(13.6)		(19.0)		(10.8)		(18.3)
Investment income	7.3		6.4		7.3		7.2
Loss before income taxes	(6.3)		(12.6)		(3.5)		(11.1)
Provision for income taxes	0.0		1.0		0.1		0.3
Net loss	(6.3	) %	(13.6	) %	(3.6	) %	(11.4	) %

Index

We have two operating segments for financial reporting purposes:  tape libraries and power supplies, as discussed in Note 9 of the Notes to Condensed Consolidated Financial Statements in Item 1 of this report. The following table summarizes our revenue by major product line and by operating segment:

	Three Months Ended March 31		Nine Months Ended March 31
	2008	2007	2008	2007
Tape Library revenues:
TLS	31.4%	41.5%	32.4%	37.0%
RLS	7.6	7.7	9.8	8.2
XLS	4.4	5.1	6.7	5.3
	43.4	54.3	48.9	50.5
Other revenues:
Power Supplies	20.8	16.3	17.2	16.5
Service	12.4	12.0	11.6	14.4
Media	17.7	12.6	16.6	13.2
Miscellaneous	5.7	4.8	5.7	5.4
	100.0%	100.0%	100.0%	100.0%

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Net Revenue. Net revenues increased to $5.2 million for the three months ended March 31, 2008 from $4.9 million for the three months ended March 31, 2007, an increase of $0.3 million, or 5.9%. No single customer accounted for more than ten percent of the Company’s consolidated revenue for the three-month periods ended March 31, 2008 and March 31, 2007.

Segment Revenue. Revenues reported for the segments shown below are presented on a basis consistent with U.S. GAAP. Revenues reported in Note 9 - Segment Information, in Notes to Consolidated Condensed Financial Statements included in Item 1 of this report, are presented in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information.

Tape Libraries - Net revenues were comparable at $4.1 million for the three months ended March 31, 2008 and March 31, 2007. No single customer accounted for more than ten percent of tape library revenues for the three-month periods ended March 31, 2008 and March 31, 2007.

Power Supplies - Net revenues increased to $1,073,000 for the three months ended March 31, 2008 from $794,000 for the three months ended March 31, 2007, an increase of $279,000, or 35.1%. The increase in revenues is attributed to growth in both sales to contract manufacturers and distribution sales. Two customers on a standalone basis accounted for 21.6% and 16.2%, respectively, or 37.8% in the aggregate, of power supply revenue for the three months ended March 31, 2008. One customer on a standalone basis accounted for 36.0% of power supply revenue for the three months ended March 31, 2007.

Gross Profit. Gross profit represents the difference between our net revenues and cost of goods sold. Cost of goods sold consists primarily of purchased parts, direct and indirect labor costs, rent, technical support costs, depreciation of plant and equipment, utilities, and packaging costs. Gross profit increased to $1.8 million for the three months ended March 31, 2008 from $1.3 million for the three months ended March 31, 2007. The increase of $0.5 million, or 33.5%, is primarily due to increased revenue, a change in product mix and efficiencies achieved in material and labor management.

Index

Research and Development. Research and development expenses consist of engineering salaries, benefits, outside consultant fees, and purchased parts and supplies used in development activities. Research and development expenses decreased to $772,000 for the three months ended March 31, 2008 from $846,000 for the three months ended March 31, 2007. The decrease of $74,000, or 8.7% was primarily attributed to lower consulting, independent software vendor and miscellaneous engineering expenses.

Sales and Marketing. Sales and marketing expenses consist primarily of employee salaries and benefits, sales commissions, trade show costs, advertising and travel related expenses. Sales and marketing expenses increased to $810,000 for the three months ended March 31, 2008 from $659,000 for the three months ended March 31, 2007. The increase of $151,000, or 22.9% is primarily attributed to an increase in commissions, advertising and promotion and travel expenses.

General and Administrative. General and administrative expenses include employee salaries and benefits and professional service fees. General and administrative expenses increased to $904,000 for the three months ended March 31, 2008 from $764,000 for the three months ended March 31, 2007. The increase of $140,000, or 18.3% is primarily attributed to Sarbanes Oxley compliance efforts.

Investment Income. Investment income increased to $378,000 for the three months ended March 31, 2008 from $312,000 for the three months ended March 31, 2007. The increase of $66,000, or 21.2% is primarily attributed to interest income received from a franchise tax refund during the quarter ended March 31, 2008. In addition, we did not realize any losses on the sale of securities during the quarter ended March 31, 2008, as compared to a $50K realized loss on the sale of securities during the quarter ended March 31, 2007.

Provision (Benefit) for Income Taxes. We did not record a provision or benefit for income taxes for the three months ended March 31, 2008.  We expensed various state income tax payments totalling $7,000 and recorded an additional $41,000 reserve for the three months ended March 31, 2007 relating to the franchise tax audit of fiscal years 2001 through 2003.

Nine Months Ended March 31, 2008 Compared to Nine Months Ended March 31, 2007

Net Revenue. Net revenues increased to $16.6 million for the nine months ended March 31, 2008 from $14.8 million for the nine months ended March 31, 2007, an increase of $1.7 million, or 11.6%. No single customer accounted for more than ten percent of the Company’s consolidated revenue for the nine-month periods ended March 31, 2008 and March 31, 2007.

Segment Revenue. Revenues reported for the segments shown below are presented on a basis consistent with U.S. GAAP. Revenues reported in Note 9 - Segment Information, in Notes to Consolidated Condensed Financial Statements included in Item 1 of this report, are presented in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information.

Tape Libraries - Net revenues increased to $13.7 million for the nine months ended March 31, 2008 from $12.4 million for the nine months ended March 31, 2007, an increase of $1.3 million, or 10.7%. The increase in revenues is attributed to higher revenues from our XLS and RLS tape libraries, and media and miscellaneous revenues, partially offset by lower revenues from our TLS tape libraries and service revenues. No single customer accounted for more than ten percent of tape library revenues for the nine-month periods ended March 31, 2008 and March 31, 2007.

Power Supplies - Net revenues increased to $2.8 million for the nine months ended March 31, 2008 from $2.4 million for the nine months ended March 31, 2007, an increase of $0.4 million, or 16.2%. The increase in revenues is attributed to growth in both sales to contract manufacturers and distribution sales. Two customers on a standalone basis accounted for 21.2% and 15.0%, respectively, or 36.2% in the aggregate,  of power supply revenue for the nine months ended March 31, 2008.  Two customers on a standalone basis accounted for 31.4% and 11.9%, respectively, or 43.3% in the aggregate, of power supply revenue for the nine months ended March 31, 2007.

Gross Profit. Gross profit increased to $5.5 million for the nine months ended March 31, 2008 from $4.3 million for the nine months ended March 31, 2007. The increase of $1.2 million, or 27.6%, is primarily due to increased revenue, a change in product mix and efficiencies achieved in material and labor management.

Index

Research and Development. Research and development expenses remained comparable at $2.3 million for the nine months ended March 31, 2008 and March 31, 2007.

Sales and Marketing. Sales and marketing expenses increased to $2.4 million for the nine months ended March 31, 2008 from $2.3 million for the nine months ended March 31, 2007. The increase of $0.1 million, or 4.3% is primarily due to increased commissions and travel expenses, partially offset by the closure of our United Kingdom office.

General and Administrative. General and administrative expenses increased to $2.6 million for the nine months ended March 31, 2008 from $2.3 million for the nine months ended March 31, 2007. The increase of $0.3 million, or 10.4% is primarily due to increased accounting consulting expenses attributed to Sarbanes Oxley compliance efforts and compensation expense partially offset by lower depreciation and amortization and bad debts expense.

Investment Income. Investment income increased to $1.2 million for the nine months ended March 31, 2008 from $1.1 million for the nine months ended March 31, 2007. The increase of $0.1 million, or 14.2% is primarily due to maturities of older securities reinvested into higher yielding short-term securities and interest income received from a franchise tax refund during the quarter ended March 31, 2008.  In addition, we did not realize any losses on the sale of securities during the quarter ended March 31, 2008, as compared to a $50K realized loss on the sale of securities during the quarter ended March 31, 2007.

Provision (Benefit) for Income Taxes. We recorded a provision for income taxes of $17,000 for the nine months ended March 31, 2008 relating to state income taxes paid during the three months ended September 30, 2007 and interest expense accrued as part of our liability resulting from our adoption on July 1, 2007 of FIN48, Accounting for Uncertainties in Income Taxes – an Interpretation of FASB Statement No. 109.  See Note 8 of Notes to Condensed Consolidated Financial Statements in Item 1 of this report for a further discussion of FIN48.  We expensed various state income tax payments totalling $7,000 for the nine months ended March 31, 2007 and recorded an additional $41,000 reserve for the nine months ended March 31, 2007 relating to franchise tax audits of fiscal years 2001 through 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $604,000 in the nine months ended March 31, 2008, primarily attributed to a decrease in receivables and prepaid income taxes, and an increase in accounts payable, partially offset by the year to date net loss. Cash used in operating activities was $781,000 in the nine months ended March 31, 2007, primarily attributed to the net loss for the quarter and an increase in receivables, a decrease in accrued payroll and related liabilities, and a decrease in other accrued liabilities, partially offset by a decrease in inventories and an increase in accounts payable.

Cash provided by investing activities was $2.1 million in the nine months ended March 31, 2008, primarily attributed to proceeds from the sale of marketable securities, partially offset by purchases of marketable securities and the purchase of property and equipment. Cash provided by investing activities was $3.7 million in the nine months ended March 31, 2007, primarily attributed to proceeds from the sale of marketable securities, partially offset by purchases of marketable securities.

Cash used in financing activities was $735,000 attributed to cash dividends paid on common shares.  Cash was not used in or provided by financing activities during the nine months ended March 31, 2007.

As of March 31, 2008, we had $9.7 million in cash and cash equivalents and $23.6 million in marketable securities. We believe that our existing cash and cash equivalents and anticipated cash flows from our operating activities, plus funds available from the sale of our marketable securities, will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. We may utilize cash to invest in businesses, products or technologies that we believe are strategic. We regularly evaluate other companies and technologies for possible investment by us. In addition, we have made and may in the future make investments in companies with whom we have identified potential synergies. However, we have no present commitments or agreements with respect to any material acquisition of other businesses or technologies.

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

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Qualstar’s disclosure controls and procedures as of March 31, 2008, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We did not make any changes in our internal control over financial reporting during the quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.   Risk Factors

There have been no significant changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

ITEM 4.      Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the Annual Meeting of Stockholders of the Company held on March 25, 2008:

1. The following persons were elected as directors to serve a one year term expiring at the Annual Meeting of Stockholders to be held in 2009 or until their successors are elected and qualified:

	Number of Votes Cast
Name	For	Authority
		Withheld
William J. Gervais	8,909,996	1,700,479
Richard A. Nelson	8,909,996	1,700,479
Stanley W. Corker	10,502,819	107,656
Carl W. Gromada	10,524,924	85,551
Robert A. Meyer	10,502,819	107,656
Robert E. Rich	8,909,996	1,700,479

2. To approve the appointment of Ernst & Young LLP as independent registered public accounting firm to audit our financial statements for the fiscal year ending June 30, 2008. Votes for were 10,521,012; votes against were 39,612; and votes abstained were 49,851.

Index

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

QUALSTAR CORPORATION

Dated: May 14, 2008	By: /s/ WILLIAM J. GERVAIS
William J. Gervais
Chief Executive Officer,
President and Director
(Principal Executive Officer)

By: /s/ ANDREW A. FARINA
Andrew A. Farina
Chief Financial Officer
(Principal Financial Officer)