Form 10-K
period 2008-06-30
QUALSTAR CORP
filed 2008-09-24
CIK 758938

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2008

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

Indicate by check mark whether the registrant is not required to file reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of  “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐    Accelerated filer ☐     Non-accelerated filer ☐    Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

As of December 31, 2007, (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common equity held by non-affiliates of the registrant was approximately $25,676,000.

The total shares of common stock without par value outstanding at September 19, 2008 is 12,253,117.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement for its annual meeting of shareholders to be held in 2009 are incorporated by reference into Part III of this Form 10-K.

QUALSTAR CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2008

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

PART I

ITEM 1. BUSINESS
INTRODUCTION

We design, develop, manufacture and sell automated magnetic tape libraries used to store, retrieve and manage electronic data primarily in network computing environments. Tape libraries consist of cartridge tape drives, tape cartridges and robotics to move the cartridges from their storage locations to the tape drives under software control. Our tape libraries provide data storage solutions for organizations requiring backup, recovery and archival storage of critical data. Our products are compatible with commonly used operating systems, including UNIX, Windows, and Linux. Our tape libraries are also compatible with a wide range of storage management software packages, such as those supplied by Computer Associates, EMC, IBM, Symantec, CommVault and BakBone Software. We currently offer tape libraries for two popular tape drive technologies, LTO and AIT.

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

Our power supplies are used to convert common alternating current (AC) line voltages found in buildings to direct current (DC) voltages that are needed internally to operate most electronic equipment. Since purchasing N2Power we have continued to develop and market additional models and model families to broaden the product line and increase potential business prospects.

Qualstar was incorporated in California in 1984. In 1995, we entered the tape automation market with a series of tape libraries incorporating 8mm tape drives. Since that time, we have introduced a succession of tape library models designed to work with the leading automation-capable tape drive technologies. In July 2002, we purchased the assets of N2Power, Incorporated, a supplier of high efficiency open-frame switching power supplies. Power supplies provided by N2Power are utilized within some of our tape library products as well as sold to original equipment manufacturers and contract manufacturers for incorporation into their products. N2Power products are sold under the N2Power brand name as well as under a private label brand name through independent sales representatives and distributors.

Tape libraries and power supplies comprise Qualstar’s two operating segments.  Revenues from our tape library segment represented approximately 81.2% of revenues for fiscal 2008, approximately 85.4% of revenues for fiscal 2007, and approximately 88.1% of revenues for fiscal 2006. Revenues from our power supply segment totaled approximately 18.8% of revenues for fiscal 2008, 14.6% of revenues for fiscal 2007 and 11.9% of revenues for fiscal 2006.

Index

DATA STORAGE INDUSTRY BACKGROUND

Storing, managing and protecting data has become critical to the operation of many enterprises and governments as the world economy becomes increasingly information dependent. The data storage industry is reacting in response to the increase in the amount of data that is generated and that must be preserved. The amount of data has been increasing due to the growth in the number of computers, the number, size and complexity of computer networks and software applications, and the emergence of new applications such as image processing, internet services, medical image storage, video image storage, and other multi-media applications. In addition, businesses continue to generate increasing amounts of traditional business information with respect to their products, customers and financial data. This increase in the amount of data that is generated stimulates increases in the demand for data storage and the management of this data.

FACTORS DRIVING GROWTH IN DATA STORAGE

•
Increased demand from Internet businesses.  The growth in the Internet has created businesses that depend on the creation, access to and archival storage of data. We believe this demand will continue to grow as individuals and businesses increase their reliance on the Internet for communications and commerce.

•
Growth in new types of data.  New types of data are also fueling the growth in data storage. For example, graphics, audio, video and medical images, and multi-media uses such as video on demand, require far greater storage capacity than text and financial data.

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

•
Compliance with new regulatory requirements for records retention.  Many businesses now must deal with new regulatory requirements from various governmental agencies that require businesses to retain data for long periods of time. The regulations that have received the most visibility include HIPAA requirements covering medical records; Sarbanes-Oxley, which addresses corporate governance; and Rule 17a under the Securities Exchange Act of 1934, regarding recordkeeping requirements for the securities industry. These regulations and others are projected to increase demand for long-term storage capacity over the next few years. This pressure to retain records is not unique to the United States, but is a global concern.

•
Growth in network computing applications and data.  The use of computer networks has shifted critical information and applications to network servers to allow more people to gain access to stored data as well as to create new data. As the speed of network computing has increased, numerous new applications have become feasible that generate progressively more data. Organizations are increasingly aware of the need to protect this data, as networks become a mission-critical element of many operations.

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

Index

ADVANCES IN DATA STORAGE MANAGEMENT TECHNOLOGIES

The growth in data is contributing to an evolution in traditional storage solutions. New technologies are designed to provide high-speed connectivity for data-intensive applications across multiple operating systems. These new methods of storage and data management technologies include the following:

•
Fibre Channel.  Fibre Channel is an interface technology based on industry standards for the connection of storage devices to networks. Interface is the term used to describe the electronics, cabling and software used to facilitate communications between devices. With Fibre Channel, users are better able to share stored information with other storage devices and servers over longer distances, with faster data transfer speeds.

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

•
Advanced storage management software.  This software automatically migrates infrequently accessed data to the lower cost storage medium such as a tape library. A user’s request for this data at some later date will recall the data automatically from the tape library. This process reduces the overall storage cost by using the least expensive storage medium to store data needed on an infrequent basis. Advances in storage management software have increased the ability of businesses to more cost-effectively store, manage and retrieve data, which in turn allows businesses to operate more efficiently.

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

TAPE LIBRARIES AND APPLICATIONS

Tape libraries automate the tape loading process, eliminate errors induced by human operators, and enhance security compared to tapes that must be retrieved and loaded manually. Tape libraries can also be operated from remote locations around the clock, thus, eliminating the need for an operator. Automated tape libraries are a key component in a company’s overall storage solution and data protection strategy when large amounts of data are involved.

Tape drives and tape media are the two key components of tape libraries. The costs of tape drives and tape media have declined with advances in technology. As prices decline, new applications for automated storage become justified, further increasing the number of applications that can benefit from the use of tape libraries. We believe that continued technological improvements in tape drives and tape media will continue to reduce overall storage costs in the future.

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

Index

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

•
Image management.  Storage-intensive applications such as satellite mapping and medical image management systems utilize tape libraries because of the cost advantage over traditional storage methods. X-ray images or MRI results, for instance, must frequently be kept on file for years. Storing a digitized image in a tape library costs considerably less than storing a film copy, and can be retrieved years later with the click of a mouse.

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

Value added resellers develop and install storage solutions for enterprises that face complex storage needs but lack the in-house capability of designing and implementing the proper solution or have chosen to outsource these functions. Typically, the value added reseller will select among a variety of different hardware technologies and software options, as well as provide installation and other services, to deliver a complete storage solution for the end user. Value added resellers require rapid turnaround of orders, custom configuration of tape libraries, drop shipment to their customer’s site and marketing and technical support.

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

Our tape libraries are compatible with over 45 third-party storage management software packages, including those supplied by Computer Associates, EMC, IBM, Symantec, CommVault and BakBone Software. Storage management software enables network administrators to allocate the use of storage resources among user groups or tasks, to manage data from a central location, and to retrieve, transfer and backup data between multiple workstations. We believe that storage management software is a crucial component of any automated storage installation, and lack of compatibility is a significant barrier to entry for new tape library competitors. To ensure compatibility, our engineers work with independent software vendors during the product development cycles. We do not have contracts with any independent software vendors, nor do we need access to their software code to design our products. We maintain relationships with them by making tape libraries available so they can qualify their software to work with our tape libraries and by evaluating their software for compatibility with our tape libraries. We also support our relationships with them by keeping them informed about current and anticipated changes to our products.

Index

STRATEGY

Our goal is to enhance our position as a supplier of automated tape libraries and to maintain or increase our market share in each of the product categories in which we compete. To achieve this goal, we intend to:

•
Focus our development efforts on higher margin product categories.   In Fiscal 2007 we began shipments of a newly-developed library system referred to as the XLS family of products. The XLS expands the breadth of our product line into the enterprise computing environment where tape capacities may range into the tens of thousands of tapes. We intend to continue to build on this product category with future product releases and enhancements in order to pursue this market segment where the potential margins are higher than we have traditionally enjoyed.

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

Our strategy for the power supply business is to selectively pursue market opportunities where we can command a premium price for high-efficiency products rather than becoming a commodity supplier. As electronic devices continue to shrink in size, many designers are forced to consider our high-density, high-efficiency approach. Our power supply products are made to our specifications by contract manufacturers in China.

We believe that our experience, efficiency and control over the development and manufacture of new products are key factors in the successful execution of our strategy. We design our tape libraries with a high percentage of common parts, use quality components and minimize the number of moving parts. We utilize proprietary techniques in the design, production and testing of our libraries in order to simplify the manufacturing process and reduce our costs. We manufacture all of our tape automation products at a single facility and we control our inventory closely to provide rapid delivery to our customers. These steps allow us to design and efficiently bring to market new products in response to changing technology.

PRODUCTS

Tape Libraries
We offer a number of tape library families, each capable of incorporating one or more tape drive technologies, as summarized in the following table:

Product Family	Tape Drive Technology	Range of Tape Cartridges	Maximum Capacity in Terabytes(1)
TLS-4000	Sony AIT	12 to 360	144
TLS-8000	LTO	11 to 264	211
RLS-4000	Sony AIT	22 to 70	28
RLS-8000	LTO	12 to 44	35
XLS Series	LTO	295 to 9,639	7,711

____________

(1)	A Terabyte is one million megabytes, or one thousand gigabytes. The table shows native capacity and excludes gains fromdata compression, which can increase capacity by more than 100%.

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

Tape libraries generally contain two or more tape drives and from ten to thousands of tapes. We design our tape libraries for continuous, unattended operation. Multiple tape drives allow simultaneous access to different data files by different users on the network, and increase the rate at which data can move on to, out of, or within the network. A library with multiple tape drives can back up data using multiple drives simultaneously, significantly speeding up the recording process. In some of our libraries, tape cartridges are stored in removable magazines, allowing for easy bulk removal of the tapes. Our libraries also offer features such as barcode readers to scan cartridge labels and input/output ports for importing and exporting tapes under system control. Several of our library models are expandable in the field by increasing the number of tape storage positions. This feature provides the end user with the ability to increase data capacity as storage needs grow.

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

•
Closed-loop servo control.  Our tape libraries use a digital closed-loop servo to control robotic motion and to provide precise tape handling. This yields motion that is smooth, repeatable and highly reliable.

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

Our RLS series of tape libraries are designed to fit efficiently in equipment racks and provide back-up capacity in only five standard units, or a total of 8.75 inches of rack space. In addition, the RLS series is designed to support dual-redundant power supplies and hot-swappable tape drives.

Our TLS series of tape libraries are designed to be freestanding units for applications where an equipment rack may not be available or where the library is purchased after the original installation and rack space is fully utilized.

Index

Our XLS family of tape libraries is designed to be expandable from 295 to 9,639 tapes and is focused on the needs of large enterprises. The XLS product is feature rich and is intended to provide the customer with a highly reliable and highly efficient solution.

Power Supplies

In addition to tape libraries, we design and sell high efficiency, open frame switching power supplies. These power supplies are used to convert AC line voltage to DC for use in a wide variety of electronic equipment such as telecommunications equipment, servers, routers, switches, wireless systems and gaming devices.

Our power supplies are sold under the N2Power brand. We have specialized in units that are less than 1¾ inches high and that are optimized for high efficiency operation. The high efficiency allows the units to be operated in confined spaces without heating up the surrounding equipment. These products are manufactured for us in China and sold to original equipment manufacturers (OEM) and contract manufacturers as well as to distributors.

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

Each power supply undergoes a complete functional test and a multi hour burn-in to insure that every unit meets our stringent quality requirements.  We believe our high efficiency design reduces loads on both power generating stations and air-conditioning systems.

 Other Products

We also sell ancillary products related to our tape libraries, such as tape media, tape magazines, cables, bar code labels and fiber channel adapters.

SALES AND MARKETING

Sales

We sell our tape library products primarily through value added resellers. Our sales force will initiate contact with value added resellers who are candidates to sell our tape libraries. We strive to develop relationships with resellers who have expertise in storage management applications, established relationships with end users and the experience to understand and satisfy their customers’ storage systems requirements.

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

Index

•	Rapid delivery. We generally ship a product within one to five working days of confirming an order, rivaling the delivery time of competitors that use distributors to bring products to market.

Although we sell our tape libraries primarily to value added resellers, original equipment manufacturers are an important element of our business. The sales cycle for original equipment manufacturers generally encompasses six months to one year and may involve extensive product and system qualification testing, evaluation, integration and verification. Original equipment manufacturers typically assume responsibility for product sales, service and support.

Our international sales are currently directed from our corporate offices in Simi Valley, California. All of our international sales are denominated in U.S. dollars. Revenues from customers outside of North America were approximately $5.8 million, or 27.2% of revenues for fiscal 2008, $5.0 million, or 24.4% of revenues in fiscal 2007, and approximately $5.7 million, or 26.1% of revenues in fiscal 2006.

Our sales are spread across a broad customer base. Revenues from Qualstar’s two largest customers combined were approximately 12.9%, 11.9% and 13.4% for the years ended June 30, 2008, 2007, and 2006, respectively and no single customer accounted for more than 10% of our revenue.

Marketing

We support our sales efforts with a broad array of marketing programs designed to generate brand awareness, attract and retain qualified value added resellers and inform end users of the advantages of our products. We provide our resellers with a full range of marketing materials, including product specifications, sales literature, software connectivity information and product application notes.

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

CUSTOMER SERVICE AND TECHNICAL SUPPORT

We believe that providing strong customer service and technical support is an important aspect of our business. Our customer service and technical support efforts consist of the following components:

•
Technical support.  Our technical support personnel are available twenty-four hours per day, Monday through Friday. Technical support personnel are available to all customers at no charge by telephone and e-mail to answer questions and solve problems relating to our products.  Our technical support personnel are trained in all aspects of our products. Our support staff is located at our headquarters in Simi Valley, California. We sell service contracts for on-site service of our tape libraries, which are fulfilled by IBM Corporation in the United States and Canada and by Eastman Kodak S.A. Commercial Imaging Group in Europe.

•
Installation services. Our technical support personnel provide assistance to our resellers by traveling to the end user’s location to assist the reseller or end user with setup and installation on many of our larger library systems, such as the XLS series of products.

•
Training.  We offer a training program on product maintenance for end users, value added resellers, original equipment manufacturers, customer service and technical support personnel. We conduct training classes at our headquarters.

•
Warranty.  We provide a three year warranty on our XLS, TLS and RLS tape libraries. Some TLS and all RLS models have three year advance replacement warranty coverage that provides for replacement of components, or if necessary, complete libraries.  XLS libraries sold in North America include one year of onsite service and XLS libraries sold outside of North America have one year advance replacement coverage that provides for replacement of components, or if necessary, complete libraries. Customers may purchase extended advance replacement service coverage and on-site service if they are located in the United States, Canada and most countries within Europe.

Index

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

MANUFACTURING AND SUPPLIERS

We manufacture all of our tape libraries at our facility in Simi Valley, California. We operate our manufacturing on a single shift. However, if required, we have the ability to add a second or third shift to increase our capacity.

To respond rapidly to orders, we build our tape libraries, perform full testing and then place the tape libraries in a holding area until an order is received. Once an order is confirmed, we remove the unit from the holding area, install tape drives and configure the unit to meet the specific requirements of the order, retest and then ship.

The manufacturing cycle to bring our libraries to a finished state is approximately five working days for our TLS and RLS libraries and approximately 30 working days for our XLS libraries. We believe that this process represents an effective way to control our inventory levels while maintaining the ability to fill specific orders in short lead times. We coordinate inventory planning and management with suppliers and customers to match our production to market demand. Once we confirm an order, we generally ship the product within one to five working days. We believe this response time is among the fastest in the industry and gives us a competitive edge. Because we fill the majority of our orders as they are received, our backlog generally is small and is not indicative of future revenues.

We carefully select our suppliers based on their ability to provide quality parts that meet our specifications. Inventory planning and management is coordinated closely with suppliers to match our production needs. We maintain an inventory of components assembled into the libraries that are off-the-shelf and others that are designed to our specifications.  We use off-the-shelf parts to reduce the risk of parts shortages and keep a minimal inventory of these parts on hand.

Tape drives and tape media are available only from a limited number of suppliers, some of which are sole-source providers. Some of our suppliers compete with us by selling their own tape libraries. Any disruption in supplies of tape drives or tape media could delay shipments of our products.

COMPETITION

The market for automated tape libraries is competitive and characterized by rapidly changing technology and evolving standards. Because we offer a broad range of libraries for different tape drive technologies, we tend to have a large number of competitors that differ depending on the particular format and performance level. Our principal competitors in this market segment include Sun MicroSystems, Quantum Corporation, Overland Storage, Inc., and SpectraLogic Corporation.

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

Index

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

RESEARCH AND DEVELOPMENT

Our research and development team consists of engineers and technicians who have data storage and related industry experience. We have developed over 41 separate tape library models for eleven different tape formats over the last thirteen years.

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

The design architecture of our tape libraries makes use of common parts across each product family, allowing us to develop and introduce new products quickly. If a new tape drive is an advanced version of one already incorporated in one or more of our products, our time and dollar investment to incorporate the new drive can be relatively small, with the primary focus being on verification testing. When the form factors differ, the time and investment requirements can grow and may require development of a new product family altogether.

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

We continue to develop new power supply models and families in response to input from our customers. The product development cycle involves circuit design, printed circuit board layouts, prototype testing, safety agency and compliance testing and test equipment development.

Our research and development expenses were approximately $3.1 million in fiscal 2008, 2007 and  2006.

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

Index

EMPLOYEES

As of July 31, 2008, we had 84 employees, including 29 in operations and manufacturing, 20 in research and development, 5 in customer service and technical support, 14 in sales and marketing, and 16 in administration and finance. We also employ a small number of temporary employees and consultants as needed. We are not a party to any collective bargaining agreement or other similar agreement. We believe that we have a good relationship with our employees.

AVAILABILITY OF SEC FILINGS

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission. You can read our SEC filings over the Internet at the SEC’s website at http://www.sec.gov. We also make our SEC filings available free of charge through our Internet website as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. Our website address is www.qualstar.com. The reference to our website address does not constitute incorporation by reference into this report of the information contained at that site.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers

Officers are elected by and serve at the discretion of the board of directors. The executive officers of Qualstar as of September 15, 2008 are:

Name	Age	Position

William J. Gervais	65	Chief Executive Officer, President and Director

Richard A. Nelson	65	Vice President of Engineering, Secretary and Director

Andrew A. Farina	62	Vice President and Chief Financial Officer

David L. Griffith	51	Vice President of Operations

Robert K. Covey	61	Vice President of Marketing

Robert C. King	64	Vice President of Sales

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

Index

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

Index

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

Revenues from shipments to customers outside of North America accounted for approximately 27.2% of revenues in fiscal 2008, 24.4% of revenues in fiscal 2007, and approximately 26.1% of revenues in fiscal 2006. We believe that international sales will continue to represent a significant portion of our revenues. Our international sales subject us to a number of risks, including:

•	political and economic instability may reduce demand for our products, our ability to market our products in foreign countries, or our ability to obtain key components from suppliers;

•
although we denominate our international sales in U.S. dollars, currency fluctuations could make our products unaffordable to foreign purchasers or more expensive compared to those of foreign manufacturers;

•	restrictions on the export or import of technology may reduce or eliminate our ability to sell in certain markets;

•	greater difficulty of administering business overseas may increase the costs of foreign sales and support;

•	foreign governments may impose tariffs, quotas and taxes on our products; and

•	longer payment cycles typically associated with international sales and potential difficulties in collecting accounts receivable may reduce the profitability of foreign sales.

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

Index

Intellectual property infringement claims brought against us could be time consuming and expensive to defend.

In recent years, there has been a significant amount of litigation in the United States involving patents and other intellectual property rights. Qualstar is not currently directly involved in any intellectual property litigation or proceedings. However, in April 2004 we settled litigation that Raytheon Company had filed alleging that Qualstar and eight other named defendants infringed on a patent owned by Raytheon Company entitled “Mass Data Storage Library.” In the future, we may become subject to other claims or inquiries regarding our alleged unauthorized use of a third party’s intellectual property. An adverse outcome in litigation could force us to do one or more of the following:

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

Index

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

Our executive officers and directors own beneficially, in the aggregate, approximately 42% of our outstanding common stock as of June 30, 2008. As a result, these shareholders will be able to exercise significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us. The interests of our officers and directors, when acting in their capacity as shareholders, may lead them to:

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

There has been very little trading in shares of our stock and some days it does not trade at all. This, as well as the factors listed below, has caused the price of our stock to be volatile. Consequently, it may be difficult to sell your shares of our stock at the price you paid for them or at a price equal to that quoted on The Nasdaq Stock Market. Factors that may cause our stock price to fluctuate in the future include:

•	quarterly variations in operating results, especially if they differ from our previously announced forecasts or forecasts made by analysts;

•	changes in or cancellation of our dividend payment policy;

•	our announcements of anticipated future revenues or operating results;

•	announcements concerning us, our competitors, our customers, or our industry;

Index

•	the introduction of new technology or products by us or our competitors;

•	comments regarding us and the data storage market made by industry analysts or on Internet bulletin boards;

•	changes in earnings estimates by analysts or changes in accounting policies;

•	changes in product pricing policies by us or our competitors; and

•	changes in general economic conditions.

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

Index

Automated tape libraries and related products, such as tape drives and tape media, represented approximately 62.9% of our revenues for fiscal 2008, 66.6% of our revenues for fiscal 2007 and approximately 66.2% of our revenues for fiscal 2006. We depend on a limited number of third-party manufacturers to supply us with the tape drives and tape media that we incorporate into our automated tape libraries. Some tape drive manufacturers, including Sony Corporation and IBM Corporation, compete with us by also selling tape libraries. There can be no assurance that other tape drive manufacturers will not also begin to manufacture or sell libraries.

Historically, some of these suppliers have been unable to meet demand for their products and have allocated their limited supply among customers. If suppliers limit our supply of tape drives or tape media, we may be forced to delay or cancel shipments of our tape libraries. The major supplier risks we face include the following:

•
Sony Electronics, Inc. is our sole-source supplier of AIT drives and media. In the past, Sony has allocated some of their products and may allocate them again in the future. In fiscal 2008 we derived approximately $5.4 million or 25.1% of our revenues, in fiscal 2007 we derived approximately $6.6 million, or 32.2%, of our revenues, and in fiscal 2006 we derived approximately $7.9 million, or 36.4% of revenues from the sale of libraries, tape drives and tape media based on Sony AIT and Super AIT technologies. If Sony reduces its sales to us or raises its prices, we could lose revenues and our margins could decline.

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

Index

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

The market for our products is characterized by rapidly changing technology and evolving industry standards. The future success of Qualstar will depend on our ability to anticipate changes in technology, to develop new and enhanced products on a timely and cost-effective basis, and to introduce, manufacture and achieve market acceptance of these new and enhanced products. In particular, our success will depend on the market acceptance of our XLS family of automated tape libraries. Our RLS and TLS families of tape libraries are facing increasing competition from products manufactured by our competitors and may face competition from other types of storage devices that may be developed in the future.

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

We depend upon independent software vendors to provide storage management software that makes our tape libraries functional.

The utility of an automated tape library depends upon the storage management software, which supports the library and integrates it into the user’s computing environment to provide a complete storage solution. We do not develop and have no control over the development of this storage management software. Instead we rely on third party independent software vendors to develop and support this software. Accordingly, the continued development and future growth of the market for our products will depend partly upon the success of software vendors to meet the overall data storage and management needs of tape library purchasers and our ability to maintain relationships with these firms. Although we do not have contracts with any third party independent software vendors, we maintain relationships with them by:

•	supplying tape libraries so they can qualify their software to work with our tape libraries;

•	evaluating their software for compatibility with our tape libraries; and

•	keeping them informed as to current and contemplated changes to our products.

Index

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

We primarily depend on two contract manufacturers for the majority of our power supplies. Loss of a supplier could harm our business.

The primary suppliers of our N2Power power supplies are located in China. If a manufacturer should be unable to deliver products to us on a timely basis or at all, our power supply business could be adversely affected. Though we have many years of favorable experience with these suppliers, there can be no assurance that circumstances might not change and compel one or both of these  suppliers to curtail or terminate deliveries to us.

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

Index

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters, located in Simi Valley, California, consists of a single building containing approximately 57,000 square feet housing our manufacturing, sales and marketing, finance and administration and approximately two thirds of our engineering staff. Our lease on this facility expires in February 2011. Rent on this facility is $46,000 per month, with a step-up of $2,800 per month beginning in February 2009.

We also lease approximately 4,300 square feet of office space in Boulder, Colorado, that houses our Advanced Development Group. The lease of the Boulder, Colorado facility expires in May 2012.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND
                 ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Qualstar’s common stock is quoted on The NASDAQ Stock Market (NASDAQ Symbol — QBAK). The following table sets forth the high and low closing sale prices of our common stock as reported by NASDAQ, during the periods indicated:

Period	Date Range	High	Low
Fiscal 2008:
First Quarter	July 1 — September, 30, 2007	$4.00	$3.25
Second Quarter	October 1 — December 31, 2007	$3.85	$2.80
Third Quarter	January 1 — March 31, 2008	$3.70	$2.79
Fourth Quarter	April 1 — June 30, 2008	$3.37	$2.77
Fiscal 2007:
First Quarter	July 1 — September, 30, 2006	$3.51	$2.60
Second Quarter	October 1 — December 31, 2006	$3.81	$2.76
Third Quarter	January 1 — March 31, 2007	$3.57	$2.86
Fourth Quarter	April 1 — June 30, 2007	$3.65	$2.84

Holders

There were approximately 38 owners of record of Qualstar’s common stock as of September 19, 2008.

Dividend Policy

Qualstar declared no cash dividends during fiscal year 2007.  In fiscal year 2008, our Board of Directors declared the following cash dividends:

Index

Declaration Date	Dividend per Share	Record Date	Total Amount	Payment Date
February 12, 2008	$0.06	February 26, 2008	$735,187.02	March 11, 2008
May 1, 2008	$0.06	May 20, 2008	$735,187.02	May 28, 2008
June 23, 2008	$0.06	August 28, 2008	$735,187.02	September 5, 2008

Any future determination to pay dividends will be at the discretion of the Company’s Board of Directors and will depend upon, among many other factors, the Company’s results of operations, financial condition, capital requirements and any contractual restrictions.

Recent Sales of Registered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Performance Graph

The following graph compares the total cumulative return to our shareholders on shares of Qualstar’s common stock during the five year period from July 1, 2003 through June 30, 2008, with the cumulative total returns of the Nasdaq Stock Market Composite Index and the Nasdaq Computer Manufacturers’ Index.  The graph assumes that the value of the investment in Qualstar’s common stock and each index was $100.00 on July 1, 2003.

	6/03	6/04	6/05	6/06	6/07	6/08
Qualstar Corporation	100.00	111.27	72.73	60.91	66.36	57.35
NASDAQ Composite	100.00	128.49	129.74	140.22	169.32	149.51
NASDAQ Computer Manufacturers	100.00	129.90	126.05	119.32	172.03	162.06

Index

ADDITIONAL EQUITY COMPENSATION PLAN INFORMATION

The following table provides additional information regarding Qualstar’s equity compensation plans as of June 30, 2008:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	623,000	$4.00	179,175
Equity compensation plans not approved by security holders	—	—	—
Totals	623,000	$4.00	179,175
____________

(1)	Includes shares subject to stock options granted under the 1998 Stock Incentive Plan, and shares available for additional option grants under that plan, as of June 30, 2008.

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

	Years Ended June 30,
	2008	2007	2006	2005	2004
	(In thousands, expect per share amounts)
Statements of Operations Data:
Net revenues	$21,464	$20,612	$21,731	$25,144	$31,530
Cost of goods sold	14,043	14,092	14,856	16,529	19,575
Gross profit	7,421	6,520	6,875	8,615	11,955
Operating expenses:
Research and development	3,100	3,136	3,083	3,750	4,268
Sales and marketing	3,184	3,110	3,213	3,350	3,607
General and administrative	3,390	3,168	3,629	3,955	5,420
Total operating expenses	9,674	9,414	9,925	11,055	13,295
Loss from operations	(2,253)	(2,894)	(3,050)	(2,440)	(1,340)
Investment income	1,517	1,477	1,269	858	624
Impairment loss for other-than-temporary decline in investments	—	—	—	—	(160)
Loss before income taxes	(736)	(1,417)	(1,781)	(1,582)	(876)
Provision (benefit) for income taxes	17	30	(89)	65	(145)
Net loss	$(753)	$(1,447)	$(1,692)	$(1,647)	$(731)

Loss per share:
Basic and Diluted	$(0.06)	$(0.12)	$(0.14)	$(0.13)	$(0.06)
Shares used to compute loss per share:
Basic and Diluted	12,253	12,253	12,253	12,398	12,577

Index

	Years Ended June 30,
	2008	2007	2006	2005	2004
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$6,744	$7,697	$6,845	$12,210	$6,401
Marketable securities	25,794	25,568	26,822	21,854	29,376
Working capital	23,883	25,152	*29,012	*25,121	46,534
Total assets	42,657	44,063	45,399	47,223	51,647
Shareholders’ equity	39,121	41,841	42,858	44,653	48,064
____________

*	In fiscal 2006 and 2005, certain marketable securities were reclassified to long-term assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto.

OVERVIEW

We design, develop, manufacture and sell automated magnetic tape libraries used to store, retrieve and manage electronic data primarily in network computing environments. We currently offer tape libraries for two popular tape drive technologies, LTO and AIT.

Many enterprises now routinely manage very large databases, in addition to storing information on local desktop computers. This, coupled with the growth in the amount of data from new sources and applications, is increasing the need for managing and storing data efficiently. Anticipating the increased demand for tape libraries, we have developed tape libraries spanning a range of tape formats, prices, capacity and performance. We expect our products to continue to evolve in the future in response to emerging tape technologies and changing customer preferences.

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

Our international sales efforts are currently directed from our corporate offices in Simi Valley, California.  All of our international sales are denominated in U.S. dollars. Net revenues from sales outside North America were approximately $5.8 million, or 27.2% of revenues in fiscal 2008, $5.0 million, or 24.4% of revenues in fiscal 2007, and approximately $5.7 million, or 26.1% of revenues in fiscal 2006.

We also design, develop and sell high-efficiency switching power supplies used in telecommunications equipment, servers, routers, switches, RAIDs, and similar applications. Our power supplies are sold under the N2Power brand name through independent sales representatives and distributors. The primary customers are original equipment manufacturers and contract manufacturers. We also utilize these power supplies in our tape libraries.

Net revenues include revenues from the sale of tape libraries, library tape drives, tape cartridges, ancillary products, and power supplies. Ancillary revenues include service, repair, and on-site service agreements net of the cost of any third party service contracts. Automated tape libraries and related products, such as tape drives and tape media, represented approximately 62.9% of revenues in fiscal 2008, 66.6% of revenues in fiscal 2007, and approximately 66.2% of revenues in fiscal 2006. Sales of power supplies represented approximately 18.8% of revenues in fiscal 2008, 14.6% of revenues in fiscal 2007, and approximately 11.9% of revenues in fiscal 2006. Sales of ancillary products and services accounted for the balance of our revenues.

Gross margins depend on several factors, including the cost of manufacturing, product mix and the level of competition. Larger tape libraries generally provide higher gross margins than do smaller tape libraries primarily because the competition is less intense in this market segment.

Index

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

Marketable Securities

     Marketable securities consist primarily of high-quality U.S. corporate securities and U.S. federal government debt securities. Our marketable securities portfolio consists of short-term securities with original maturities of greater than three months from the date of purchase and remaining maturities of less than one year and long-term securities with original maturities of greater than one year and less than five years. Marketable securities are classified as available for sale and are recorded at market value using the specific identification method; unrealized gains and losses are reflected in other comprehensive income until realized; realized gains and losses are included in earnings when the underlying securities are sold and are derived using the specific identification method for determining the cost of securities sold. If the credit ratings of the security issuers deteriorate or if normal market conditions do not return in the near future, we may be required to reduce the value of our investments through an impairment charge and reflect them as long-term investments.

Allowance for Doubtful Accounts

We estimate our allowance for doubtful accounts based on an assessment of the collectability of specific accounts and the overall condition of accounts receivable. In evaluating the adequacy of the allowance for doubtful accounts, we analyze specific trade receivables, historical bad debts, customer credits, customer credit-worthiness and changes in customers’ payment terms and patterns. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make additional payments, then we may need to make additional allowances. Likewise, if we determine that we could realize more of our receivables in the future than previously estimated, we would adjust the allowance to increase income in the period we made this determination.

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

Accounting for Income Taxes

We estimate our tax liability based on current tax laws in the statutory jurisdictions in which we operate in accordance with SFAS 109, “Accounting for Income Taxes.” These estimates include judgments about deferred tax assets and liabilities resulting from temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, as well as about the realization of deferred tax assets.  Accruals for uncertain tax positions are accounted for in accordance with FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”  Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

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

We have net operating losses, capital losses, research and development credit and other carryforwards for tax purposes of $9.0 million at June 30, 2008 which expire between fiscal years 2009 and 2025, except for the state research and development credit, which has no limit on the carryforward period.

Index

RESULTS OF OPERATIONS

The following table reflects, as a percentage of net revenues, statements of operations data for the periods indicated:

	Years Ended June 30,
	2008	2007	2006
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	65.4	68.4	68.4
Gross margin	34.6	31.6	31.6
Operating expenses:
Research and development	14.4	15.2	14.2
Sales and marketing	14.8	15.1	14.8
General and administrative	15.8	15.4	16.7
Loss from operations	(10.4)	(14.1)	(14.1)
Investment income	7.1	7.2	5.8
Loss before provision (benefit) for income taxes	(3.3)	(6.9)	(8.3)
Provision (benefit) for income taxes	0.1	0.1	(0.4)
Net loss	(3.4)%	(7.0)%	(7.9)%

We have two operating segments for financial disclosure purposes:  tape libraries and power supplies, as discussed in Footnote 10 to our consolidated financial statements. The following table summarizes our revenue by major product line and by operating segment:

	Years Ended June 30,
	2008	2007	2006
Tape Library revenues:
TLS	30.5%	35.9%	42.6%
RLS	9.2%	8.6%	12.2%
XLS	7.0%	8.5%	—
	46.7%	53.0%	54.8%
Other library revenues:
Service	12.7%	14.2%	14.5%
Media	16.2%	13.6%	11.4%
Upgrades, Spares	5.6%	4.6%	7.4%
Total library revenues	81.2%	85.4%	88.1%
Power Supply revenues	18.8%	14.6%	11.9%
	100.0%	100.0%	100.0%

Fiscal 2008 Compared to Fiscal 2007

Net Revenues.  Net revenues were $21.5 million in fiscal 2008 as compared to $20.6 million in fiscal 2007. The increase of approximately $852,000, or 4.1% is attributed primarily to an increase of $1.0 million in sales of power supplies, partially offset by lower revenues from tape libraries.

Tape Library Segment
Revenues attributed to our tape library segment were $17.4 million, or 81.2% of revenues in fiscal 2008, as compared to $17.6 million, or 85.4% of revenues in fiscal 2007. This decline in tape library revenues was due to lower sales of our tape library products in the TLS and XLS product lines, in conjunction with lower service revenue, partially offset by increased revenue from our RLS tape library product line and increased sales of tape media and miscellaneous products. We commenced sales of our new XLS product line in fiscal 2007, and sales of these libraries accounted for 7.0% of total revenue in fiscal 2008.We anticipate sales of our XLS product line to capture a larger percent of our tape library revenues in fiscal 2009. However, we expect sales of our TLS and RLS tape library product lines to decline in fiscal 2009.

Power Supply Segment
Revenues attributed to our power supply segment were $4.0 million, or 18.8% of revenues, in fiscal 2008 as compared to $3.0 million, or 14.6% of revenues in fiscal 2007. This increase was due to increased sales to original equipment manufacturers and distributors of an expanded power supply product line. We expect continued growth as a percentage of sales in our power supply revenues during fiscal 2009.

Index

Gross Profit.  Gross profit was $7.4 million in fiscal 2008 as compared to $6.5 million in fiscal 2007. The increase of approximately $0.9 million, or 13.8%, is attributed to increased revenues, a change in product mix and efficiencies achieved in material and labor management.

Research and Development.  Research and development expenses were $3.1 million in fiscal 2008, comparable with $3.1 million in fiscal 2007.

Sales and Marketing.  Sales and marketing expenses were $3.2 million in fiscal 2008 as compared to $3.1 million in fiscal 2007. The increase of approximately $0.1 million, or 3.1%, is attributed primarily to an increase in travel and entertainment, commissions and compensation related expenses partially offset by the closure of our United Kingdom branch office.

General and Administrative.  General and administrative expenses were $3.4 million in fiscal 2008 as compared to $3.2 million in fiscal 2007. The increase of approximately $0.2 million, or 7.0%, is due to an increase in accounting and audit expenses related to Sarbanes Oxley compliance efforts and compensation related expenses partially offset by decreases in bad debt and depreciation and amortization expenses.

Investment Income.  Investment income was $1.5 million in fiscal 2008, comparable with $1.5 million in fiscal 2007.

Provision for Income Taxes.  Provision for income taxes was $17,000 in fiscal 2008 as compared to a provision for income taxes of  $30,000 in fiscal 2007.

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

Power Supply Segment
Revenues attributed to our power supply segment were $3.0 million, or 14.6% of revenues, in fiscal 2007 as compared to $2.6 million, or 11.9% of revenues in fiscal 2006. This increase was due to increased sales to OEMs and distributors of an expanded power supply product line.

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

Index

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

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $1.5 million in fiscal 2008 and cash used by operating activities was $0.7 million in fiscal 2007 and $19,000 in fiscal 2006. Cash provided by operating activities in fiscal 2008 relates primarily to an increase in accounts payable and other accrued liabilities and a decrease in accounts receivable. Cash used by operating activities in fiscal 2007 relates primarily to our net loss for the year adjusted for non-cash items, an increase in accounts receivable and a decrease in accounts payable and other accrued liabilities, partially offset by a decrease in inventories. In fiscal 2006, the near breakeven in operating cash resulted from the receipt of research and development credit refunds and a decrease in accounts receivable, offset by a net loss for the year.

Cash used by investing activities was $0.3 million in fiscal 2008, cash provided by investing activities was $1.5 million in fiscal 2007 and cash used in investing activities was $5.3 million in fiscal 2006. Cash used in investing activities in fiscal 2008 relates primarily to the purchase of marketable securities and equipment partially offset by sales of marketable securities. Cash provided by investing activities in fiscal 2007 relates primarily to proceeds from the sale of marketable securities, partially offset by purchases of marketable securities. Cash used in investing activities in fiscal 2006 relates primarily to the purchase of marketable securities and equipment partially offset by sales of marketable securities.

Cash used in financing activities of $2.2 million for fiscal 2008 relates to declaring cash dividends on shares of our common stock. Of this amount, $0.7 million relates to a cash dividend declared by our board of directors in the fourth quarter of fiscal 2008 and is payable in the first quarter of fiscal 2009.

As of June 30, 2008, we had $6.7 million in cash and cash equivalents and $25.8 million in marketable securities. We believe that our existing cash and cash equivalents and funds available from the sale of our marketable securities will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. We may utilize cash to invest in businesses, products or technologies that we believe are strategic. We regularly evaluate other companies and technologies for possible investment by us. In addition, we have made and may in the future make investments in companies with whom we have identified potential synergies. However, we have no present commitments or agreements with respect to any material acquisition of other businesses or technologies.

SUMMARY OF CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following is a summary of our future payments due under contractual obligations as of June 30, 2008:

Year Ended June 30	Operating Leases	Purchase Obligations	Total
	(In thousands)
2009	$621	$2,723	$3,344
2010	639	—	639
2011	362	—	362
2012	50	—	50
2013	—	—	—
	$1,672	$2,723	$4,395

Purchase obligations in the table above represent the value of open purchase orders as of June 30, 2008. We believe that some of these obligations could be canceled for payment of a nominal penalty or no penalty; however, the amount of open purchase orders that could be canceled under such terms is difficult to quantify.

Index

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to foreign currency and interest rate risks.  Our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in shorter duration fixed income securities. We have no outstanding debt nor do we utilize derivative financial instruments. Therefore, no quantitative tabular disclosures are required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Qualstar Corporation

We have audited the accompanying consolidated balance sheets of Qualstar Corporation as of June 30, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Qualstar Corporation at June 30, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Los Angeles, California
September 18, 2008

Index

QUALSTAR CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$6,744	$7,697
Marketable securities, short-term	11,091	9,574
Accounts receivable, net of allowance for doubtful accounts of $82 at June 30, 2008 and $121 at June 30, 2007	2,962	3,462
Inventories	6,109	5,928
Prepaid expenses and other current assets	467	576
Prepaid income taxes	—	137
Total current assets	27,373	27,374
Property and equipment, net	526	601
Marketable securities, long-term	14,703	15,994
Other assets	55	94
Total assets	$42,657	$44,063
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,197	$654
Accrued payroll and related liabilities	519	455
Other accrued liabilities	1,774	1,113
Total current liabilities	3,490	2,222

Other long-term liabilities	46	—

Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized, 12,253 shares issued and outstanding as of June 30, 2008 and June 30, 2007	18,705	18,593
Accumulated other comprehensive income (loss)	108	(55)
Retained earnings	20,308	23,303
Total shareholders’ equity	39,121	41,841
Total liabilities and shareholders’ equity	$42,657	$44,063

See accompanying notes

Index

QUALSTAR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended June 30,
	2008	2007	2006
Net revenues	$21,464	$20,612	$21,731
Cost of goods sold	14,043	14,092	14,856
Gross profit	7,421	6,520	6,875
Operating expenses:
Research and development	3,100	3,136	3,083
Sales and marketing	3,184	3,110	3,213
General and administrative	3,390	3,168	3,629
Total operating expenses	9,674	9,414	9,925
Loss from operations	(2,253)	(2,894)	(3,050)
Investment income	1,517	1,477	1,269
Loss before income taxes	(736)	(1,417)	(1,781)
Provision (benefit) for income taxes	17	30	(89)
Net loss	$(753)	$(1,447)	$(1,692)
Loss per share:
Basic and Diluted	$(0.06)	$(0.12)	$(0.14)
Shares used to compute loss per share:
Basic and Diluted	12,253	12,253	12,253

See accompanying notes

Index

QUALSTAR CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

			Accumulated
			Other Comprehensive
	Common Stock		Income	Retained
	Shares	Amount	(Loss)	Earnings	Total
Balances at June 30, 2005	12,253	$18,370	$(159)	$26,442	$44,653
Stock based compensation	—	133	—	—	133
Comprehensive loss:
Net loss	—	—	—	(1,692)	(1,692)
Change in unrealized gains (losses) on investments	—	—	(236)	—	(236)
Comprehensive loss					(1,928)
Balances at June 30, 2006	12,253	$18,503	$(395)	$24,750	$42,858
Stock based compensation	—	90	—	—	90
Comprehensive loss:
Net loss	—	—	—	(1,447)	(1,447)
Change in unrealized gains (losses) on investments	—	—	340	—	340
Comprehensive loss					(1,107)
Balances at June 30, 2007	12,253	$18,593	$(55)	$23,303	$41,841
Stock based compensation	—	112	—	—	112
Cumulative effect of a change in accounting principle (FIN48)	—	—	—	(36)	(36)
Cash dividend on common shares	—	—	—	(2,206)	(2,206)
Comprehensive loss:
Net loss	—	—	—	(753)	(753)
Change in unrealized gains (losses) on investments	—	—	163	—	163
Comprehensive loss					(590)
Balances at June 30, 2008	12,253	$18,705	$108	$20,308	$39,121

See accompanying notes

Index

QUALSTAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended June 30,
	2008	2007	2006
OPERATING ACTIVITIES:
Net loss	$(753)	$(1,447)	$(1,692)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	275	421	454
Provision for bad debts and returns, net	15	88	(31)
Stock based compensation	112	90	133
(Gain) loss on sale of securities	(6)	50	—
Changes in operating assets and liabilities:
Accounts receivable	485	(850)	863
Inventories	(181)	1,370	(141)
Prepaid expenses and other assets	148	(67)	(57)
Prepaid income taxes and income taxes payable	144	22	481
Accounts payable	543	(129)	20
Accrued payroll and related liabilities	64	(11)	(30)
Other accrued liabilities	664	(179)	(19)
Net cash provided by (used in) operating activities	1,510	(642)	(19)
INVESTING ACTIVITIES:
Purchases of equipment	(200)	(50)	(142)
Purchases of marketable securities	(26,359)	(17,041)	(13,204)
Proceeds from the sale of marketable securities	26,302	18,585	8,000
Net cash (used in) provided by investing activities	(257)	1,494	(5,346)
FINANCING ACTIVITIES:
Cash dividends on common shares	(2,206)	—	—
Net cash used in financing activities	(2,206)	—	—
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(953)	852	(5,365)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,697	6,845	12,210
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,744	$7,697	$6,845

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$7	$7	$2

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

Index

Marketable Securities

Marketable securities consist primarily of high-quality U.S. corporate securities and U.S. federal government debt securities. Our marketable securities portfolio consists of short-term securities with original maturities of greater than three months from the date of purchase and remaining maturities of less than one year and longer term securities with original maturities of greater than one year and less than five years. Marketable securities are classified as available for sale and are recorded at market value using the specific identification method; unrealized gains and losses are reflected in other comprehensive income until realized; realized gains and losses are included in earnings when the underlying securities are sold and are derived using the specific identification method for determining the cost of securities sold. A $6,000 gain from the sale of marketable securities was recorded in fiscal year 2008. A $50,000 loss from the sale of marketable securities was recorded in fiscal year 2007. No significant gains or losses from the sale of marketable securities were recorded in fiscal year 2006. All of Qualstar’s marketable securities were classified as available-for-sale at June 30, 2008 and 2007.

The Company reviews its marketable securities for any potential investment impairments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and the related guidance issued by the FASB and SEC in order to determine if an impairment exists and if so, the classification of the impairment as “temporary” or “other-than-temporary.”  A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of shareholders’ equity.  An other-than-temporary impairment charge is recorded as a realized loss in the Statement of Operations and reduces net income (loss) for the applicable accounting period.  The differentiating factors between temporary and other-than-temporary impairment are primarily the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

The Company does not believe any unrealized losses represent an other-than-temporary impairment based on our evaluation of available evidence as of June 30, 2008.  We believe that our existing cash and short-term investments, and our expected operating cash flows will be sufficient to fund our working capital requirements, capital expenditures and other obligations for the foreseeable future and will not affect our ability to execute our current business plans.  If the credit ratings of the security issuers deteriorate or if normal market conditions do not return in the near future, we may be required to reduce the value of our investments through an impairment charge and reflect them as long-term investments.

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

We are exposed to foreign currency and interest rate risks.  Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in shorter duration fixed income securities. We have no outstanding debt nor do we utilize auction rate securities or derivative financial instruments in our investment portfolio.

Our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Sales outside of North America represented approximately 27.2% of net revenues in fiscal 2008, 24.4% of net revenues in fiscal 2007, and approximately 26.1% of net revenues in fiscal 2006.

Revenues from Qualstar’s two largest customers combined were approximately 12.9%, 11.9% and 13.4% for the years ended June 30, 2008, 2007, and 2006, respectively. At June 30, 2008 and 2007, the two largest customer’s accounts receivable, net of specific allowances, totaled approximately 14.9% and 24.1% of net accounts receivable, respectively.

Suppliers

Sales and costs of goods sold related to tape library products purchased from one supplier totaled approximately 25.1% and 27.6% in fiscal 2008, 32.2% and 30.6% in fiscal 2007, and 36.4% and 34.1% in fiscal 2006, respectively, of total sales and cost of goods sold.

The primary suppliers of our power supplies segment, N2Power, are located in China. If a manufacturer should be unable to deliver products to us in a timely basis or at all, our power supply business could be adversely affected. Though we have many years of favorable experience with these suppliers, there can be no assurance that circumstances might not change and compel a supplier to curtail or terminate deliveries to us.

Index

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. Activity in the allowance for doubtful accounts was as follows:

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Period
Year Ended June 30, 2008	$121,000	$15,000	$—	$(54,000)	$82,000
Year Ended June 30, 2007	$50,000	$88,000	$—	$(17,000)	$121,000
Year Ended June 30, 2006	$248,000	$(31,000)	$—	$(167,000)	$50,000
____________

(1)	Uncollectible accounts written off, net of recoveries.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is computed using the straight-line method. Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the term of the lease. Estimated useful lives are as follows:

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

Long-Lived Assets

Qualstar reviews the impairment of long-lived assets whenever events or changes in circumstances indicate the carrying amount of any asset may not be recoverable, in accordance with The Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss would be recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying amount. If impairment is indicated, the amount of the loss to be recorded is based upon an estimate of the difference between the carrying amount and the fair value of the asset. Fair value is based upon discounted cash flows expected to result from the use of the asset and its eventual disposition and other valuation methods. There were no impairment losses of long-lived assets recognized during the periods presented.

Shipping and Handling Costs

Qualstar records all charges for outbound shipping and handling as revenue. All inbound shipping and fulfillment costs are classified as costs of goods sold.

Index

Warranty Obligations

Qualstar provides a three year warranty on its XLS, TLS and RLS tape libraries. Some TLS and all RLS models have three year advance replacement warranty coverage that provides for replacement of components, or if necessary, complete libraries. All other TLS models have a one-year advance replacement warranty with the second and third year being return-to-factory for service at no charge. XLS libraries sold in North America have a one year onsite service warranty and XLS libraries sold outside of North America have one year advance replacement warranty coverage that provides for replacement of components, or if necessary, complete libraries. A provision for costs related to warranty expense is recorded when revenue is recognized, which is estimated based on historical warranty costs incurred. Customers may purchase extended advance replacement service coverage and on-site service if they are located in the United States, Canada and most countries within Europe.

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

Activity in the liability for product warranty for the periods presented are as follows (in thousands):

	June 30,
	2008	2007
Beginning balance	$174	$173
Cost of warranty claims	(66)	(58)
Accruals for product warranties	72	59
Ending balance	$181	$174

Research and Development

All research and development costs are charged to expense as incurred. These costs consist primarily of engineering salaries, benefits, outside consultant fees, purchased parts and supplies directly involved in the design and development of new products, and facilities and other internal costs.

Advertising

Advertising and promotion expenses include costs associated with direct and indirect marketing, trade shows and public relations. Qualstar expenses all costs of advertising and promotion as incurred. Advertising and promotion expenses for the years ended June 30, 2008, 2007 and 2006 were approximately $576,000, $604,000 and $407,000, respectively.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to the short term nature of these financial instruments.

Share-Based Compensation

We account for share-based compensation in accordance with SFAS No, 123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on fair value of the award and is recognized as expense over the applicable vesting period of the stock award (generally four years) using the straight-line method.

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

Index

Comprehensive Income (Loss)

Comprehensive income (loss) is accounted for according to SFAS No. 130, “Reporting Comprehensive Income” (SFAS 130). Comprehensive income (loss) includes unrealized gains and losses on debt and equity securities classified as available-for-sale and included as a component of shareholders’ equity.

Loss per Share

Qualstar calculates earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share has been computed by dividing net loss by the weighted average number of common shares outstanding. Diluted earnings (loss) per share has been computed by dividing net loss by the weighted average common shares outstanding plus dilutive securities or other contracts to issue common stock as if these securities were exercised or converted to common stock.

The following table sets forth the calculation for basic and diluted loss per share for the periods indicated:

	Year Ended June 30,
	2008	2007	2006
	(In thousands)
Loss:
Net loss	$(753)	$(1,447)	$(1,692)
Shares:
Weighted average shares for basic and diluted loss per share	12,253	12,253	12,253

Shares issuable under stock options of 623,000, 585,000 and 557,000 for the years ended June 30, 2008, 2007 and 2006, respectively, have been excluded from the computation of diluted loss per share as the effect would be antidilutive.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2 – Marketable Securities

The following table summarizes marketable securities by security type at June 30, 2008, and June 30, 2007, respectively (in thousands):

June 30, 2008	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
US Treasury obligations and direct obligations of U.S. Government agencies	$15,483	$74	$(27)	$15,530
Government Sponsored Enterprise collateralized mortgage obligations	4,548	52	—	4,600
Commercial Paper	798	—	—	798
Corporate bonds	4,355	18	(17)	4,356
Municipal bonds	502	8	—	510
Total	$25,686	$152	$(44)	$25,794

June 30, 2007	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
US Treasury obligations and direct obligations of U.S. Government agencies	$15,357	$—	$(41)	$15,316
Government Sponsored Enterprise collateralized mortgage obligations	4,570	—	(11)	4,559
Commercial Paper	1,287	—	—	1,287
Corporate bonds	3,904	—	(4)	3,900
Municipal bonds	505	1	—	506
Total	$25,623	$1	$(56)	$25,568

Index

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2008, and June 30, 2007, respectively.

	Less Than 12 Months		12 Months or Greater		Total
June 30, 2008	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
US Treasury obligations and direct obligations of U.S. Government agencies	$—	$—	$6,334	$(26)	$6,334	$(26)
Government Sponsored Enterprise collateralized mortgage obligations	—	—	—	—	—	—
Corporate bonds	599	(1)	639	(17)	1,238	(18)
Total	$599	$(1)	$6,973	$(43)	$7,572	$(44)

	Less Than 12 Months		12 Months or Greater		Total
June 30, 2007	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
US Treasury obligations and direct obligations of U.S. Government agencies	$—	$—	$14,668	$(41)	$14,668	$(41)
Government Sponsored Enterprise collateralized mortgage obligations	—	—	3,552	(11)	3552	(11)
Corporate bonds	—	—	2,071	(4)	2,071	(4)
Total	$—	$—	$20,291	$(56)	$20,291	$(56)

U.S. Treasury Obligations.  The unrealized losses on the Company’s investments in U.S. Treasury obligations and direct obligations of U.S. Government agencies were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2008.

Government Sponsored Enterprise (GSE) Collateralized Mortgage Obligations.  Freddie Mac and Fannie Mae are identified as GSEs. The unrealized losses on the Company’s investment in GSE collateralized mortgage obligations were caused by interest rate increases. The cash flows of these investments are guaranteed by the GSE. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2008.

Corporate Bonds.  The unrealized losses on the Company’s investments in corporate bonds were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2008.

The following tables summarize the contractual maturities of the Company’s fixed maturity securities and GSE collateralized mortgage obligations based on cash flows (in thousands):

	June 30,
	2008	2007
Less than 90 days	$—	$—
Less than one year	11,091	9,574
Due in one to five years	14,703	15,994
	$25,794	$25,568

Index

Note 3 – Inventories
Inventories consist of the following:

	June 30,
	2008	2007
	(In thousands)
Raw materials, net	$5,324	$5,234
Finished goods	785	694
	$6,109	$5,928

Note 4 – Property and Equipment

The components of property and equipment are as follows:

	June 30,
	2008	2007
	(In thousands)
Leasehold improvements	$566	$546
Furniture and fixtures	1,002	984
Machinery and equipment	2,610	2,456
	4,178	3,986
Less accumulated depreciation and amortization	(3,652)	(3,385)
	$526	$601

Note 5 – Income Taxes

The provision (benefit) for income taxes is comprised of the following:

	Year Ended June 30,
	2008	2007	2006
	(In thousands)
Current:
Federal	$—	$—	$(86)
State	17	30	(3)
	17	30	(89)
Deferred:
Federal	—	—	—
State	—	—	—
	—	—	—
	$17	$30	$(89)

The following is a reconciliation of the statutory federal income tax rate to Qualstar’s effective income tax rate:

	Year Ended June 30,
	2008	2007	2006
Statutory federal income tax benefit	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal income tax benefit	(4.7)	(4.0)	(3.4)
Research and development credits	5.2	(14.0)	(6.5)
Valuation allowance	38.4	53.8	36.7
Other	(2.5)	0.3	2.1
	2.4%	2.1%	(5.1)%

Index

The tax effect of temporary differences resulted in deferred income tax assets (liabilities) as follows:

	June 30,
	2008	2007
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$1,681	$1,358
Capital loss and other credit carryforwards	467	445
Research and development credit carryforwards	597	635
Allowance for bad debts and returns	44	65
Inventory reserves	289	320
Capitalized inventory costs	31	34
Marketable securities	(41)	21
Other accruals	511	502
Total gross deferred tax assets	3,579	3,380
Deferred tax liabilities:
Depreciation and other	(85)	(107)
Total gross deferred tax liabilities	(85)	(107)
Valuation allowance	(3,494)	(3,273)
Net deferred tax assets	$—	$—

The Company placed a valuation allowance on net deferred tax assets during the fiscal years ended June 30, 2008 and 2007 based on the Company’s assessment regarding the realizability of such assets in future years. The Company has net operating loss carryforwards for federal income tax purposes of approximately $4.3 million as of June 30, 2008 and $3.5 million as of June 30, 2007.  The Company has net operating loss carryforwards for state income tax purposes of approximately $3.8 million as of June 30, 2008 and $3.2 million as of June 30, 2007. The Company had research and development credit and other credits for tax purposes of $0.9 million at June 30, 2008 and $0.8 million at June 30, 2007. If not utilized, the federal net operating loss and tax credit carryforwards will expire beginning in 2025. If not utilized, the state net operating loss carryforward will expire beginning in 2009.  The state research and development credit has no limit on the carryforward period.

FIN 48

On July 1, 2007, the Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

Adopting FIN 48 had the following impact on the Company’s financial statements: increased long-term liabilities and reduced retained earnings by $36,000. In addition, the Company recognized a decrease in deferred tax assets of approximately $146,000 for unrecognized tax benefits relating to tax credit carryforwards, which was accounted for as a reduction to the July 1, 2007 valuation allowance.

    The following table summarizes the activity related to the Company’s unrecognized tax benefits:

Total
Balance at July 1, 2007	$36,100
Increases related to current year tax positions	1,200
Related interest and penalty	9,100
Balance at June 30, 2008	$46,400

Index

While the Company expects that the amount of its unrecognized tax benefits will change in the next twelve months, the Company does not expect this change to have a significant impact on its results of operations or financial position.  In addition, future changes in the unrecognized tax benefit will have no impact on the Company’s effective tax rate due to the existence of the valuation allowance.

The Company’s policy is to include interest and penalties on unrecognized tax benefits in income tax expense, but is not significant at June 30, 2008.   The Company files its tax returns by the laws of the jurisdictions in which it operates.  The Company’s federal tax returns after 2002 and California tax returns after 2003 are still subject to examination.  Various state jurisdictions tax years remain open to examination as well, though the Company believes any additional assessment will be immaterial to its consolidated financial statements.

Note 6 – Preferred Stock

Qualstar’s capital structure allows for the Board of Directors to authorize 5,000,000 shares of preferred stock. The Board of Directors has authority to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares of preferred stock without any future vote or action by the shareholders. At June 30, 2008 and 2007, there were no outstanding shares of preferred stock.

Note 7 – Shared Based Stock Option Plans

The Company has one share-based compensation plan as described below. During fiscal 2008, 2007 and 2006, the Company recorded share-based compensation associated with outstanding stock option grants of approximately $112,000, $90,000 and $133,000, respectively. No income tax benefit was recognized in the income statement for share-based arrangements in any period presented.

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

	2008	2007	2006
Expected dividend yield	7.77%	0%	0%
Risk-free interest rate	3.5%	4.5%	4.8%
Expected life of options	6 years	5 years	4 years
Volatility	34.6%	35.4%	30.8%

Index

The following table summarizes all stock option activity (in thousands, except per share amounts):

Options	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2007	585	$4.07
Granted	38	3.06
Exercised	—	—
Forfeited or expired	—	—
Outstanding at June 30, 2008	623	$4.00	6.47	$3
Exercisable at June 30, 2008	399	$4.54	3.80	$1

The weighted-average grant date fair value per share of options granted during the fiscal years 2008, 2007 and 2006 was $0.48, $1.13, and $0.96, respectively.

At June 30, 2008, there was $199,000 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 2.2 years.  The total fair value of shares vested for fiscal year 2008, 2007 and 2006 was $112,000, $78,000 and $156,000, respectively.

Note 8 – Purchase of N2Power

On July 11, 2002, Qualstar acquired the assets and intellectual properties of N2Power, Incorporated, a privately held company which designed and produced small and efficient open-frame switching power supplies. The consideration for this acquisition amounted to $250,000 plus acquisition expenses of $38,000. The purchase price was primarily allocated to a patent, in the amount of $240,000, which was amortized over 5 years. At June 30, 2008, accumulated amortization of the patent was $240,000. Amortization expense for the years ended June 30, 2007 and 2006 was $48,000 and $48,000, respectively.  The patent was fully amortized as of June 30, 2007.

Note 9 – Commitments

Qualstar’s lease agreement for its facility located in Simi Valley, California, expires in January of 2011.  Rent on this facility is $46,000 per month, with a step-up of $2,800 per month beginning in February 2009. The Company provides for rent expense on a straight-line basis over the lease term.

Qualstar’s lease agreement for its facility located in Boulder, Colorado, expires in May of 2012. Rent on this facility is $4,500 per month, with a step-up of approximately 3% annually. The Company provides for rent expense on a straight-line basis over the lease term.

Future minimum lease payments under these leases are as follows:

Year Ending June 30,	Minimum Lease Payment
(in thousands)
2009	$621
2010	639
2011	362
2012	50
2013 and thereafter	—
$1,672

Rent expense (including equipment rental) for the years ended June 30, 2008, 2007, and 2006, was $725,000, $665,000, and $670,000, respectively.

Index

Note 10 – Segment Information

Based on the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and the manner in which the Chief Operating Decision Maker analyzes the business, Qualstar has determined that it has two separate operating segments.

Segment revenue, loss before income taxes and total assets were as follows:

	Year Ended June 30
	2008	2007	2006
Revenue	(in thousands)
Tape Libraries:
Product	$14,711	$14,676	$16,008
Service	2,718	2,929	3,144
Total Tape Libraries	17,429	17,605	19,152
Power Supplies	4,035	3,007	2,579
Consolidated Revenue	$21,464	$20,612	$21,731

	Year Ended June 30
	2008	2007	2006
Loss before Taxes	(in thousands)
Tape Libraries	$(938)	$(1,310)	$(1,434)
Power Supplies	202	(107)	(347)
Consolidated Loss before Income Taxes	$(736)	$(1,417)	$(1,781)

	Year Ended June 30
	2008	2007	2006
Total Assets	(in thousands)
Tape Libraries	$41,257	$43,228	$44,312
Power Supplies	1,400	835	1,087
Consolidated Assets	$42,657	$44,063	$45,399

SFAS No. 131, establishes standards for reporting information about operating segments. This standard requires segmentation based on our internal organization and reporting of revenue and operating income based upon internal accounting methods. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. Our two segments are Tape Libraries and Power Supplies. The two segments discussed in this analysis are presented the way we internally managed and monitored performance in fiscal years 2008, 2007, and 2006. Our financial reporting systems present various data for management to operate the business, including internal profit and loss statements prepared on a basis consistent with U.S. GAAP. For the years ended June 30, 2008, 2007 and 2006 amounts do not reflect allocations for certain internal resources, pension expense, legal expense, accounting fees, and other items. However, this represented the measurement data used by the chief operating decision maker in evaluating performance. The tape library business has dominated our operations, thus, our operations and reporting have been set up to accommodate a single segment and attribute all revenues and expenses to the tape library side, with the power supply business being an ancillary part of overall operations. As the power supply segment grew in fiscal 2006 to represent greater than 10% of combined revenues, a framework for internal resource allocations for labor, including direct, indirect and overhead was implemented in fiscal 2006.

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

Index

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

Geographic Information

Information regarding revenues attributable to the Qualstar’s primary geographic operating regions is as follows:

	Year Ended June 30,
	2008	2007	2006
	(In thousands)
Revenues:
North America	$15,619	$15,582	$16,051
Europe	3,779	3,196	3,467
Asia Pacific	1,433	1,330	1,610
Other	633	504	603
	$21,464	$20,612	$21,731

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

Note 12 – Benefit Plans

Qualstar has a voluntary deferred compensation plan (the Plan) qualifying for treatment under Internal Revenue Code Section 401(k). All employees are eligible to participate in the Plan following three months of service of employment and may contribute up to 100% of their compensation on a pre-tax basis, not to exceed the annual IRS maximum. Qualstar, at the discretion of management, may make matching contributions in an amount equal to 25% of the first 6% of compensation contributed by eligible participants. Qualstar’s contributions under the Plan totaled $46,000, $43,000, and $59,000 for the years ended June 30, 2008, 2007, and 2006, respectively.

Note 13 – Related Party Transactions

Qualstar’s outside counsel is a member of its board of directors. During the years ended June 30, 2008, 2007, and 2006 Qualstar paid $83,000, $69,000, and $94,000, respectively to the law firm in which the director is a shareholder for general business purposes.

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

Index

Note 15 – Quarterly Results of Operations (Unaudited)

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,
	(In thousands, except per share amounts)
Fiscal 2008:
Net sales	$4,912	$5,171	$6,049	$5,332
Gross profit	1,966	1,786	2,045	1,624
Net loss	$(166)	$(322)	$(59)	$(206)
Net loss per share:
Basic	$(0.01)	$(0.03)	$(0.00)	$(0.02)
Diluted	(0.01)	(0.03)	(0.00)	(0.02)

Fiscal 2007:
Net sales	$5,786	$4,884	$5,283	$4,659
Gross profit	2,246	1,338	1,634	1,302
Net Income (loss)	$245	$(667)	$(446)	$(579)
Net loss per share:
Basic	$0.02	$(0.06)	$(0.04)	$(0.05)
Diluted	0.02	(0.06)	(0.04)	(0.05)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Qualstar’s disclosure controls and procedures as of June 30, 2008, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial reporting

We did not make any changes in our internal control over financial reporting during the fiscal fourth quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we have concluded that, as of June 30, 2008, our internal control over financial reporting was effective based on those criteria.

Index

This annual report does not include an attestation report of the registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

Index

PART III

The information called for by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K (except information as to Qualstar’s executive officers, which is included under Part I, Item 1 of this Report) will be included in Qualstar’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year ended June 30, 2008, and is hereby incorporated by reference to such Proxy Statement.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS  AND CORPORATE GOVERNANCE

A list of our executive officers and biographical information appears in Part I, Item 1 of this report. Information about our Directors may be found under the caption “Election of Directors” of our Proxy Statement (the “Proxy Statement”). That information is incorporated herein by reference.

Additional information in response to this item is incorporated herein by reference to our proxy statement to be filed within 120 days after our fiscal year ended June 30, 2008.

ITEM 11. EXECUTIVE COMPENSATION

Information in response to this item is incorporated by reference to our proxy statement to be filed within 120 days of our fiscal year ended June 30, 2008.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information in response to this item is incorporated by reference to our proxy statement to be filed within 120 days of our fiscal year ended June 30, 2008.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information in response to this item is incorporated by reference to our proxy statement to be filed within 120 days of our fiscal year ended June 30, 2008.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this item is incorporated by reference to our proxy statement to be filed within 120 days of our fiscal year ended June 30, 2008.

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

(b)   Exhibits:

Exhibit No.	Description
3.1(1)	Restated Articles of Incorporation.
3.2(4)	Bylaws, as amended and restated January 14, 2000.
3.3(4)	Amendment to Bylaws, adopted December 21, 2007.
10.1(1)*	1998 Stock Incentive Plan, as amended and restated.
10.2(1)	Form of Indemnification Agreement.
10.3(2)	Lease agreement between Strategic Performance Fund-II, Inc. and Qualstar Corporation, dated September 20, 2000.
14.1(3)	Code of Business Conduct and Ethics
21.1	Subsidiaries of Qualstar Corporation
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________

(1)	Incorporated by reference to the designated exhibits to Qualstar’s registration statement on Form S-1 (Commission File No. 333-96009), declared effective by the Commission on June 22, 2000.
(2)	Incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
(3)	Incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-K for the fiscal year ended June 30, 2004.
(4)	Incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-Q for the fiscal quarter ended December 31, 2007.
*	Each of these exhibits constitutes a management contract, compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of this report.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALSTAR CORPORATION

Date: September 24, 2008	By:	/s/ WILLIAM J. GERVAIS
William J. Gervais,
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM J. GERVAIS	Chief Executive Officer,	September 24, 2008
William J. Gervais	President and Director
(principal executive officer)

/s/ RICHARD A. NELSON	Vice President, Engineering	September 24, 2008
Richard A. Nelson	Secretary and Director

/s/ CARL W. GROMADA	Director	September 24, 2008
Carl W. Gromada

/s/ STANLEY W. CORKER	Director	September 24, 2008
Stanley W. Corker

/s/ ROBERT E. RICH	Director	September 24, 2008
Robert E. Rich

/s/ ROBERT A. MEYER	Director	September 24, 2008
Robert A. Meyer

/s/ ANDREW A. FARINA	Vice-President and CFO	September 24, 2008
Andrew A. Farina	(principal financial officer)

Index

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Restated Articles of Incorporation.
3.2(4)	Bylaws, as amended and restated January 14, 2000.
3.3(4)	Amendment to Bylaws, adopted December 21, 2007.
10.1(1)*	1998 Stock Incentive Plan, as amended and restated.
10.2(1)	Form of Indemnification Agreement.
10.3(2)	Lease agreement between Strategic Performance Fund-II, Inc. and Qualstar Corporation, dated September 20, 2000.
14.1(3)	Code of Business Conduct and Ethics
21.1	Subsidiaries of Qualstar Corporation
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________

(1)	Incorporated by reference to the designated exhibits to Qualstar’s registration statement on Form S-1 (Commission File No. 333-96009), declared effective by the Commission on June 22, 2000.
(2)	Incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
(3)	Incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-K for the fiscal year ended June 30, 2004.
(4)	Incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-Q for the fiscal quarter ended December 31, 2007.
*	Each of these exhibits constitutes a management contract, compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of this report.