Form 10-K/A
period 2008-06-30
QUALSTAR CORP
filed 2008-10-29
CIK 758938

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ❑	Smaller reporting company ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

None

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our executive officers and biographical information appears in Part I, Item 1 of this report under the caption “Executive Officers of the Registrant.”  The current members of our Board of Directors and biographical information is set forth below:

Name	Age	Position
William J. Gervais	65	Chief Executive Officer, President and Director
Richard A. Nelson	65	Vice President — Engineering, Secretary and Director
Stanley W. Corker	57	Director
Carl W. Gromada	67	Director
Robert A. Meyer	63	Director
Robert E. Rich	58	Director

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

To our knowledge, based solely on a review of the copies of Section 16(a) reports furnished to us and written representations that no other reports were required during the fiscal year ended June 30, 2008, our officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements.

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

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section contains a discussion of the material elements of compensation awarded to, earned by, or paid to our principal executive officer, our principal financial officer, and our other three most highly compensated executive officers who were serving as executive officers of Qualstar at June 30, 2008.  These individuals are identified in the Summary Compensation Table and other compensation tables that follow this section, and are referred to throughout this report as our “named executive officers.”

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

The table below shows the base salary established for each of our named executive officers for fiscal years 2008 and 2009, and the percentage increase compared to the prior fiscal year.  Salary adjustments generally take effect in October of each year, so the amounts shown below may not be exactly the same as those shown in the Fiscal 2008 Summary Compensation Table.

Name and Principal Position	Fiscal 2008 Base Salary		Percent Increase versus Fiscal 2007 Base Salary	Fiscal 2009 Base Salary		Percent Increase/(decrease) versus Fiscal 2008 Base Salary
William J. Gervais	$195,000		─	$175,000	(1)	(10.3%)
Chief Executive Officer and President

Andrew A. Farina	$170,000		3.0%	$170,000		─
Vice President and Chief Financial Officer

Richard A. Nelson	$170,000		─	$170,000		─
Vice President of Engineering

Robert K. Covey	$172,000		─	$172,000		─
Vice President of Marketing

Robert C. King	$171,000	(2)	─	$171,000	(2)	─
Vice President of Sales
__________
(1)	Mr. Gervais voluntarily reduced his base salary to a rate of $175,000 effective August 25, 2008
(2)	The amounts shown for Mr. King include an allowance of $6,000 per year for automobile expenses.

Cash Bonuses

Historically, each year the Board of Directors, upon the recommendation of the Compensation Committee, has established a cash bonus plan for executive officers based on Qualstar achieving stated levels of consolidated revenue and pre-tax profits for the fiscal year, excluding the effects of acquisitions, if any, made during the fiscal year.  However, in recent years Qualstar has not achieved the levels of revenues or pre-tax profits required to earn even the minimum bonus amounts under prior bonus plans.  Consequently, the Board of Directors did not establish a bonus plan for executive officers for fiscal 2008, and has not established a bonus plan for executive officers for fiscal 2009, with the exception of a cash incentive plan for our Vice President of Sales, as described below.

Because of the importance of our XLS tape library products to the future growth of revenues, the Board of Directors, upon the recommendation of the Compensation Committee, established a cash incentive plan for our Vice President of Sales in fiscal 2008 tied directly to unit sales of XLS tape libraries.  Under this plan, our Vice President of Sales earned $1,000 for each XLS tape library sold in fiscal 2008, for a total of $27,000.

The Company’s Board of Directors reserves the right to modify the bonus plan from time to time, and to pay discretionary cash bonuses, if deemed appropriate.

Equity-Based Compensation

We use stock option grants as a form of long-term compensation.  For the past several years, however, our stock generally has not been actively traded and the price per share has declined or stayed within a relatively narrow range.  Consequently, stock options have not provided significant compensation in recent years. We did not grant any stock options to our executive officers in fiscal 2008.

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

Mr. Gervais and Mr. Nelson co-founded Qualstar in 1984 and they continue to serve Qualstar full time as executive officers.  The Compensation Committee considers both Mr. Gervais and Mr. Nelson to be largely responsible for the success the Company has achieved, and to be two of our most important employees.  However, Mr. Gervais and Mr. Nelson have requested that their base salaries be maintained at levels the Compensation Committee considers to be relatively low.  The reasons for this include their belief that in the long term their individual equity ownership of Qualstar potentially will provide greater financial returns than current compensation.  Moreover, Mr. Gervais voluntarily reduced his salary from a rate of $195,000 per year to a rate of $175,000 per year effective August 25, 2008 in order to reduce costs.  Mr. Gervais and Mr. Nelson also have never requested nor accepted stock option awards.

Mr. Farina has been an employee of Qualstar since November 27, 2006 and our Chief Financial Officer since December 14, 2006.  His starting base salary was $165,000 per year.  On August 30, 2007, the Board approved an increase in his base salary to $170,000 to bring his compensation more in line with amounts paid to chief financial officers at public companies of a size similar to Qualstar.

In an effort to stimulate sales of our XLS tape libraries, Mr.King receives a cash bonus based on the number of XLS libraries sold, as described above under the caption “Cash Bonuses.”

No executive officer received a raise for fiscal 2008 or fiscal 2009 due to the below-plan financial performance of Qualstar during fiscal 2007 and fiscal 2008.

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
Carl W. Gromada
Robert A. Meyer

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Our Board of Directors has a standing Compensation Committee.  The members of this committee during the fiscal year ended June 30, 2008 and presently are Stanley W. Corker, Carl W. Gromada and Robert A. Meyer.  No executive officer of Qualstar serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors.  No member of the Compensation Committee is, or ever has been, an employee or officer of Qualstar.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following tables show the compensation earned during the fiscal years ended June 30, 2008 and June 30, 2007 by our principal executive officer, our principal financial officer, and our three other most highly compensated executive officers who were serving as executive officers at June 30, 2008.  These officers are referred to in this report as the “named executive officers.”

Fiscal 2008 and 2007 Summary Compensation Table

Name and Principal Position	Year	Salary (1) ($)	Bonus (1) ($)	Option Awards (2) ($)	All Other Compensation (3) ($)	Total ($)
William J. Gervais	2008	$195,000	$—	$—	$3,867	$198,867
Chief Executive Officer and President	2007	193,000	—	—	3,868	196,868

Andrew A. Farina (4)	2008	169,055	—	15,636	573	185,264
Vice President and Chief Financial Officer	2007	92,000	—	6,017	286	98,303

Richard A. Nelson	2008	169,998	—	—	6,274	176,272
Vice President of Engineering	2007	164,000	—	—	6,545	170,545

Robert K. Covey	2008	175,303	—	—	4,445	179,748
Vice President of Marketing	2007	171,000	—	—	3,962	174,962

Robert C. King	2008	170,976	27,000	31,515	5,724	235,215
Vice President of Sales	2007	169,000	14,000	21,894	5,724	210,618

_____________
(1)
The amounts shown in these columns reflect salary and bonuses earned by the named executive officers during fiscal years 2008 and 2007 and include amounts which the executives elected to defer, on a discretionary basis, pursuant to Qualstar’s 401(k) savings plan.

(2)
The amounts shown in this column represent the compensation expense recognized by Qualstar in fiscal years 2008 and 2007 for financial statement reporting purposes with respect to the fair value of stock options granted during fiscal 2008 and in prior fiscal years.  The compensation expense is computed in accordance with SFAS 123R, and does not necessarily correspond to the actual value that will be realized by the named executive officers.  Stock options granted to the named executive officers vest over four years at the rate of 25% of the shares as of each anniversary of the date of grant.   Pursuant to SEC rules, the dollar amounts shown in the table exclude the impact of estimated forfeitures related to service-based vesting conditions.  Under SFAS 123R, the fair value of stock options is calculated using the closing price of Qualstar common stock on the date of grant. For additional information regarding the calculation of the fair value of stock options, refer to note 7 of the Qualstar financial statements included in Item 8 of this report.

(3)	The amounts shown above under “All Other Compensation” represent matching contributions under our 401(k) plan, and premiums for disability and life insurance.

(4)	Mr. Farina’s employment commenced as of November 27, 2006

Grants of Plan-Based Awards

The following table sets forth information regarding grants of awards to each named executive officer during the year ended June 30, 2008 under our equity incentive plan.

Grants of Plan-Based Awards in Fiscal Year 2008

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (1) (#)	Exercise or Base Price of Option Awards ($ / Sh)	Grant Date Fair Value of Stock and Option Awards (2) ($)
William J. Gervais	—	—	—	—
Andrew A. Farina	—	—	—	—
Richard A. Nelson	—	—	—	—
Robert K. Covey	—	—	—	—
Robert C. King	—	—	—	—
________
(1)
The amounts shown in this column represent the number of shares of common stock underlying stock options granted in fiscal year 2008 to each named executive officer.  Stock options granted to the named executive officers vest over four years at the rate of 25% of the number of shares as of each anniversary of the date of grant, provided that the executive is still employed by Qualstar on the vesting date.

(2)
The amounts shown in this column represent the full grant date fair value of stock options granted in fiscal year 2008, computed in accordance with SFAS 123R, and does not necessarily correspond to the actual value that will be realized by the named executive officers.  Under SFAS 123R, the grant date fair value of stock options is calculated using the closing price of Qualstar common stock on the date of grant.  This amount is then recognized by the Company as compensation expense for financial statement reporting purposes ratably over the vesting period.  The amount recognized as compensation expense in fiscal 2008 is included in the Summary Compensation Table above in the column headed “Option Awards.”  For additional information regarding the calculation of the grant date fair value of stock options, refer to note 7 of the Qualstar financial statements included in Item 8 of this report.

Outstanding Equity Awards

The following table provides information regarding outstanding equity awards held by each named executive officer as of June 30, 2008, including the number of unexercised vested and unvested stock options. The vesting schedule for each grant is shown following this table.

Outstanding Equity Awards at 2008 Fiscal Year End

	Option Awards
	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price	Option Expiration
Name	Exercisable	Unexercisable (1)	($)	Date
William J. Gervais	—	—	—	—
Andrew A. Farina	12,500	37,500	$2.88	12/14/2016
Richard A. Nelson	—	—	—	—
Robert K. Covey	20,000	—	5.94	01/03/2012
Robert C. King	37,500	12,500	3.71	06/15/2015
	12,500	37,500	2.88	12/14/2016
______________
(1)
Stock options granted to the named executive officers vest over four years at the rate of 25% of the options as of each anniversary of the date of grant, provided that the executive is still employed by Qualstar on the vesting date.  The amounts shown in this column represent the remaining unvested portion of each option grant.

Option Exercises

The table below sets forth information for each named executive officer regarding the exercise of stock options during the fiscal year ended June 30, 2008, including the aggregate value realized upon exercise before payment of any applicable withholding taxes.

Option Exercises in Fiscal Year 2008

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

Director Compensation

Each of our non-employee directors receives cash fees and equity-based awards as compensation for his service on the Board of Directors and the committees of the Board on which he is a member.  The table below sets forth cash compensation earned by each non-employee director, and share-based compensation expense recognized by us for each non-employee director, during the fiscal year ended June 30, 2008.  All compensation earned by Mr. Gervais and Mr. Nelson is reported in the Summary Compensation Table above and has been excluded from the table below.

Fiscal Year 2008 Director Compensation Table

Name	Fees Earned or Paid in Cash (1) ($)	Option Awards (2)(3) ($)	Total ($)
Stanley W. Corker	$20,500	$5,760	$26,260
Carl W. Gromada	20,250	5,760	26,010
Robert A. Meyer	19,250	5,760	25,010
Robert E. Rich	13,250	5,760	19,010
_______________
(1)
The amounts shown in this column represent the amount of cash compensation earned in fiscal year 2008 for service on the Board of Directors and any committees of the Board on which the director was a member in fiscal 2008.

(2)
The amounts shown in this column represent the compensation expense recognized by Qualstar in fiscal year 2008 for financial statement reporting purposes with respect to the fair value of stock options granted in prior fiscal years.  No stock options were granted to our directors during fiscal 2008.  The compensation expense is computed in accordance with SFAS 123R, and does not necessarily correspond to the actual value that will be realized by the directors.  Stock options granted to our directors vest over four years at the rate of 25% of the shares as of each anniversary of the date of grant.  Pursuant to SEC rules, the dollar amounts shown in the table exclude the impact of estimated forfeitures related to service-based vesting conditions.  Under SFAS 123R, the fair value of stock options is calculated using the closing price of Qualstar common stock on the date of grant. For additional information regarding the calculation of the fair value of stock options, refer to note 7 of the Qualstar financial statements included in Item 8 of this report.

(3)	As of June 30, 2008, each of our non-employee directors named in the above table held unexercised stock options for 24,000 shares of our common stock.

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

Directors are eligible to receive stock options under our 1998 Stock Incentive Plan.  However, no stock options were granted to our non-employee directors during the fiscal year ended June 30, 2008.

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

The table below sets forth information regarding the estimated amounts that each named executive officer would have realized in the event that a change in control of Qualstar had occurred and all of his unvested stock options had accelerated and become immediately vested in full as of June 30, 2008.

Estimated Benefits at 2008 Fiscal Year End in the Event of a Change in Control

Name	Option Awards (1)
William J. Gervais	—
Andrew A. Farina	$6,000
Richard A. Nelson	—
Robert K. Covey	—
Robert C. King	$6,000

(1)
The amounts in this column represent the aggregate gain each named executive officer would have realized if all unvested stock options granted under the 1998 Stock Incentive Plan that were held by him on June 30, 2008 accelerated and became immediately vested in full on that date.  The amount of gain was calculated based on the difference between the exercise price of each unvested option and the closing price of our common stock on that date, which was $3.04 per share.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock as of October 20, 2008 for:

•	each person (or group of affiliated persons) who we know beneficially owns more than 5% of our common stock;

•	each of our directors;

•	each of the named executive officers; and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares.  Except as indicated by footnote, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned, subject to community property laws where applicable.  The percentage of shares beneficially owned is based on 12,253,117 shares of common stock outstanding as of October 20, 2008.  Shares of common stock subject to options currently exercisable or exercisable within 60 days of October 20, 2008, are deemed outstanding for computing the percentage of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.  The address for those individuals for which an address is not otherwise indicated is: c/o Qualstar Corporation, 3990-B Heritage Oak Court, Simi Valley, California 93063.

	Common	Options Exercisable Within 60	Beneficial Ownership
Name	Shares Owned	Days (1)	Number	Percent

William J. Gervais	2,989,450	—	2,989,450	24.4%
Richard A. Nelson	1,890,560	—	1,890,560	15.4%
Wells Capital Management Inc.(2)	834,088	—	834,088	6.8%
525 Market Street, 10th Floor
San Francisco, CA 94105
Stanley W. Corker	8,940	12,000	20,940	*
Carl Gromada	48,271	12,000	60,271	*
Robert A. Meyer	—	12,000	12,000	*
Robert E. Rich	131,400	12,000	143,400	1.2%
Robert K. Covey	48,280	20,000	68,280	*
Andrew A. Farina	—	25,000	25,000	*
David L. Griffith	—	80,000	80,000	*
Robert C. King	—	62,500	62,500	*
All directors and officers as a group (10 persons)	5,116,901	235,500	5,352,401	42.9%
_____________
*Less than 1.0%

(1)	Represents shares that may be acquired upon exercise of stock options which are either currently vested or will vest within 60 days of October 20, 2008.

(2)
Based on information contained in reports filed with the Securities and Exchange Commission, Wells Fargo & Company, as the parent holding company of Wells Capital Management Incorporated, an investment adviser, beneficially owns 834,088 shares as of August 31, 2008.

Additional Equity Compensation Plan Information

Information regarding Qualstar’s equity compensation plans as of June 30, 2008 is included in Item 5 of this report and is incorporated herein by reference.

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

Fees Paid to Independent Registered Public Accountants

The aggregate fees billed by Ernst & Young LLP, independent registered public accountants, for professional services rendered to Qualstar during the fiscal years ended June 30, 2007 and fiscal 2008 were comprised of the following:

	Fiscal 2007	Fiscal 2008
Audit Fees	$189,400	$257,040
Audit-related fees	2,784	7,350
Tax fees	87,637	83,938
All other fees	—	—
Total fees	$279,821	$348,328

Audit fees include fees for professional services rendered in connection with the audit of our consolidated financial statements for each year and reviews of our unaudited consolidated quarterly financial statements, as well as fees related to consents and reports in connection with regulatory filings for those fiscal years.

Audit-related fees in fiscal 2007 and 2008 were primarily for general assistance in connection with the implementation of procedures required to comply with rules and regulations promulgated pursuant to the Sarbanes-Oxley Act of 2002.

Tax fees related primarily to tax compliance and advisory services, and the preparation of federal and state tax returns for each year.  Tax fees for fiscal 2007 and 2008 also include professional services related to government audits of our federal and state tax returns.

Audit Committee Pre-Approval Policies and Procedures

Our Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accountants in accordance with applicable Securities and Exchange Commission rules. The Audit Committee adopted a written pre-approval policy on June 25, 2003, and all services performed by Ernst & Young in connection with engagements subsequent to June 25, 2003 have been pre-approved in accordance with the Audit Committee’s pre-approval policy. The Audit Committee generally pre-approves particular services or categories of services on a case-by-case basis. The independent registered public accountants and management periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accountants in accordance with these pre-approvals, and the fees for the services performed to date.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALSTAR CORPORATION

Date: October 28, 2008	By:	/s/ WILLIAM J. GERVAIS
William J. Gervais,
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM J. GERVAIS	Chief Executive Officer,	October 28, 2008
William J. Gervais	President and Director
(principal executive officer)

/s/ RICHARD A. NELSON	Vice President, Engineering	October 28, 2008
Richard A. Nelson	Secretary and Director

/s/ CARL W. GROMADA	Director	October 28, 2008
Carl W. Gromada

/s/ STANLEY W. CORKER	Director	October 28, 2008
Stanley W. Corker

/s/ ROBERT E. RICH	Director	October 28, 2008
Robert E. Rich

/s/ ROBERT A. MEYER	Director	October 28, 2008
Robert A. Meyer

/s/ ANDREW A. FARINA	Vice-President and CFO	October 28, 2008
Andrew A. Farina	(principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Restated Articles of Incorporation.
3.2(4)	Bylaws, as amended and restated January 14, 2000.
3.3(4)	Amendment to Bylaws, adopted December 21, 2007.
10.1(1)*	1998 Stock Incentive Plan, as amended and restated.
10.2(1)	Form of Indemnification Agreement.
10.3(2)	Lease agreement between Strategic Performance Fund-II, Inc. and Qualstar Corporation, dated September 20, 2000.
14.1(3)	Code of Business Conduct and Ethics
21.1	Subsidiaries of Qualstar Corporation
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
__________

(1)	Incorporated by reference to the designated exhibits to Qualstar’s registration statement on Form S-1 (Commission File No. 333-96009), declared effective by the Commission on June 22, 2000.

(2)	Incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

(3)	Incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-K for the fiscal year ended June 30, 2004.

(4)	Incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-Q for the fiscal quarter ended December 31, 2007.

*	Each of these exhibits constitutes a management contract, compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of this report.