Form 10-Q
period 2008-09-30
QUALSTAR CORP
filed 2008-11-12
CIK 758938

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

Form 10-Q
________________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to

Commission file number 000-30083

QUALSTAR CORPORATION

CALIFORNIA	95-3927330
(State of incorporation)	(I.R.S. Employer Identification No.)

3990-B Heritage Oak Court, Simi Valley, CA  93063
 (805) 583-7744

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of  “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

Total shares of common stock without par value outstanding at October 28, 2008 is 12,253,117.

QUALSTAR CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

Index

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUALSTAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
 (In thousands)

	September 30, 2008	June 30, 2008
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$8,526	$6,744
Marketable securities, short-term	11,002	11,091
Receivables, net of allowances of $85 as of September 30, 2008, and $82 at June 30, 2008	3,243	2,962
Inventories, net	6,209	6,109
Prepaid expenses and other current assets	551	467
Total current assets	29,531	27,373
Property and equipment, net	484	526
Marketable securities, long-term	11,530	14,703
Other assets	55	55
Total assets	$41,600	$42,657

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,245	$1,197
Accrued payroll and related liabilities	420	519
Other accrued liabilities	1,003	1,774
Total current liabilities	2,668	3,490
Other long term liabilities	46	46

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized, 12,253 shares issued and outstanding as of September 30, 2008 and June 30, 2008	18,729	18,705
Accumulated other comprehensive income (loss)	(112)	108
Retained earnings	20,269	20,308
Total shareholders’ equity	38,886	39,121
Total liabilities and shareholders’ equity	$41,600	$42,657

See the accompanying notes to these interim condensed consolidated financial statements.

Index

QUALSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited) (In thousands, except per share data)

	Three Months Ended September 30,
	2008	2007
Net Revenues	$5,402	$5,332
Cost of goods sold	3,519	3,708
Gross profit	1,883	1,624
Operating expenses:
Research and development	743	728
Sales and marketing	695	759
General and administrative	766	739
Total operating expenses	2,204	2,226
Loss from operations	(321)	(602)
Investment Income	280	413
Loss before income taxes	(41)	(189)
(Benefit) Provision for income taxes	(2)	17
Net loss	$(39)	$(206)
Loss per share:
Basic	$(0.00)	$(0.02)
Diluted	$(0.00)	$(0.02)
Shares used to compute loss per share:
Basic	12,253	12,253
Diluted	12,253	12,253

See the accompanying notes to these interim condensed consolidated financial statements.

Index

QUALSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Three Months Ended September 30,
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(39)	$(206)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share based compensation	24	33
Loss (Gain) on sale of marketable securities	4	(3)
Depreciation and amortization	56	78
Provision for (recovery of) bad debts and returns	2	(21)
Changes in operating assets and liabilities:
Accounts receivable	(283)	252
Inventories	(100)	221
Prepaid expenses and other assets	(84)	(191)
Prepaid income taxes	-	3
Accounts payable	48	473
Accrued payroll and accrued liabilities	(99)	(156)
Income taxes payable	(7)	-
Other accrued liabilities	(29)	(96)
Net cash (used in) provided by operating activities	(507)	387

INVESTING ACTIVITIES:
Purchases of property, equipment and leasehold improvements	(14)	(67)
Proceeds from sale of marketable securities	10,884	6,299
Purchases of marketable securities	(7,846)	(5,714)
Net cash provided by investing activities	3,024	518

FINANCING ACTIVITIES:
Cash dividends on common shares	(735)	-
Net cash used in financing activities	(735)	-

Net change in cash and cash equivalents	1,782	905

Cash and cash equivalents, beginning of period	6,744	7,697

Cash and cash equivalents, end of period	$8,526	$8,602

Supplemental cash flow disclosure:
Income taxes paid	$5	$7

See the accompanying notes to these interim condensed consolidated financial statements.

Index

QUALSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2008
(Unaudited)(In thousands)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	(Loss)/Income	Earnings	Total
Balance at July 1, 2008	12,253	$18,705	$108	$20,308	$39,121
Share based compensation	—	24	—	—	24
Comprehensive loss:
Net loss	—	—	—	(39)	(39)
Change in unrealized losses on investments	—	—	(220)	—	(220)
Comprehensive loss					(259)
Balance at September 30, 2008	12,253	$18,729	$(112)	$20,269	$38,886

See the accompanying notes to these condensed consolidated financial statements

Index

QUALSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in the Qualstar Corporation Annual Report on Form 10-K for the fiscal year ended June 30, 2008, filed with the Securities and Exchange Commission (“SEC”) on September 24, 2008.

Basis of Consolidation

The consolidated financial statements include the accounts and operations of Qualstar and its wholly owned subsidiary.  All significant intercompany accounts have been eliminated.

Note 2 – Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

On July 1, 2008, we adopted Financial Accounting Standards Board (“FASB”) Statement No. 157, Fair Value Measurements (“SFAS No. 157”) for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. See Note 4 – Financial Instruments.

Statement of Financial Accounting Standard (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, became effective for us on July 1, 2008. SFAS No. 159 gives us the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis with the difference between the carrying value before election of the fair value option and the fair value recorded upon election as an adjustment to beginning retained earnings. We chose not to elect the fair value option for all marketable securities outstanding as of September 30, 2008.

Recent Accounting Pronouncements Not Yet Adopted

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We believe the adoption  of SFAS 162 will not have a material impact our financial statements.

Index

QUALSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows.  SFAS No. 161 is effective for us beginning January 1, 2009.  We believe the adoption of SFAS No. 161 will not have a material impact on our financial statements.

In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 to July 1, 2009 for us, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We believe the adoption of the delayed items of SFAS No. 157 will not have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51, which changes the accounting and reporting for minority interests.  Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions.  In addition, net income attributable to the noncontrolling interest will be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in net income.  SFAS No. 160 is effective for us beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively.  We believe the adoption of SFAS No. 160 will not have a material impact on our financial statements.

Note 3 – Concentration of Credit Risk, Other Concentration Risks and Significant Customers

We are exposed to foreign currency and interest rate risks.  Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in shorter duration fixed income securities. We have no outstanding debt nor do we utilize auction rate securities or derivative financial instruments in our investment portfolio.

Our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Sales outside of North America represented approximately 26.8% of net revenues in the three months ended September 30, 2008, and 22.9% of net revenues in the three months ended September 30, 2007.

Two customers accounted for 11.1% and 10.6%, respectively, or 21.7% in the aggregate, of the Company’s consolidated revenue for the three-month period ended September 30, 2008.  The two largest customer’s accounts receivable balances, net of specific allowances, totaled approximately 3.9% and 16.1% of net accounts receivable, respectively.  No single customer accounted for more than ten percent of the Company’s consolidated revenue for the three-month period ended September 30, 2007.

Sales and costs of goods sold related to tape library products purchased from one supplier totaled approximately 15.1% and 18% for the three months ended September 30, 2008 and 25.4% and 27.1% for the three months ended September 30, 2007, respectively, of total sales and cost of goods sold.

Index

QUALSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

Note 4 – Loss Per Share

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended September 30,
In thousands (except per share amounts):	2008	2007
Net loss (a)	$(39)	$(206)
Weighted average outstanding shares of common stock (b)	12,253	12,253
Dilutive potential common shares from employee stock options	—	—
Common stock and common stock equivalents (c)	12,253	12,253
Loss per share:
Basic net loss per share (a)/(b)	$(0.00)	$(0.02)
Diluted net loss per share (a)/(c)	$(0.00)	$(0.02)

Stock options are excluded for the three months ended September 30, 2008 and 2007, respectively, from the computation of diluted loss per share, as the effect would have been anti-dilutive.

Note 5 – Marketable Securities

Marketable securities consist primarily of commercial paper, U.S. government and agency securities, mortgage-backed securities and corporate bonds. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” these securities are classified in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities, which Qualstar has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. All of Qualstar’s marketable securities were classified as available-for-sale at September 30, 2008 and June 30, 2008.

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

Note 6 – Financial Instruments

We adopted SFAS No. 157 on July 1, 2008 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

SFAS No. 157 defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.

Index

QUALSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

In addition to defining fair value, SFAS No. 157 expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

•	Level 1 – inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

•
Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•
Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

In general, and where applicable, we use quoted prices in active markets for identical assets to determine fair value. This pricing methodology applies to our Level 1 investments such as U.S. treasuries and agency securities and exchange-traded mutual funds. If quoted prices in active markets for identical assets are not available to determine fair value, then we use quoted prices for similar assets or inputs other than the quoted prices that are observable either directly or indirectly. These investments are included in Level 2 and consist primarily of corporate bonds,  mortgage-backed securities, and certain agency securities.  While we own certain mortgage-backed fixed income securities, our portfolio as of September 30, 2008 does not contain direct exposure to subprime mortgages or structured vehicles that derive their value from subprime collateral.  Our mortgage-backed securities are collateralized by prime residential mortgages and carry a 100% principal and interest guarantee, primarily from Federal National Mortgage Association and Federal Home Loan Mortgage Corporation.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at September 30, 2008:

(In thousands)	Level 1	Level 2	Net balance

Assets
Cash	$756		$756
Money Market Mutual fund	3,848		3,848
Commercial paper	–	$3,221	3,221
U.S. government and agency securities	3,593	11,157	14,750
Mortgage-backed securities	–	4,039	4,039
Corporate bonds	–	3,938	3,938
Municipal securities	–	506	506
Total	$8,197	$22,861	$31,058

Index

QUALSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

Note 7 - Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventory is comprised as follows (in thousands):

	September 30, 2008	June 30, 2008
Raw materials, net	$5,445	$5,324
Finished goods	764	785
	$6,209	$6,109

Note 8 – Warranty Obligations

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

Activity in the liability for product warranty for the periods presented were as follows (in thousands):

	September 30,
	2008	2007
Beginning balance	$181	$174
Cost of warranty claims	(17)	(18)
Accruals for product warranties	17	35
Ending balance	$181	$191

Note 9 – Comprehensive Loss

For the three months ended September 30, 2008 and 2007, comprehensive loss amounted to approximately $259,000 and $148,000, respectively. The difference between net loss and comprehensive loss relates to the changes in the unrealized losses or gains the Company recorded for its available-for-sale securities.

Note 10 – Legal Proceedings

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

Note 11 – Income Taxes

We recorded a benefit for income taxes of $2,000 for the three months ended September 30, 2008. We recorded a provision for income taxes of $17,000 for the three months ended September 30, 2007 relating to state income taxes paid during the quarter and interest expense accrued as part of our liability resulting from our adoption on July 1, 2007 of FIN 48, Accounting for Uncertainties in Income Taxes – an Interpretation of FASB Statement No. 109.

Index

QUALSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

The Company has recorded a full valuation allowance against its net deferred tax assets based on the Company’s assessment regarding the realizability of these net deferred tax assets in future periods.

Note 12 – Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. This standard requires segmentation based on our internal organization and reporting of revenue and operating income based upon internal accounting methods. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. Our two segments are Tape Libraries and Power Supplies. The two segments discussed in this analysis are presented in the way we internally managed and monitored performance for the three months ended September 30, 2008 and 2007. Our financial reporting systems present various data for management to operate the business, including internal profit and loss statements prepared on a basis consistent with U.S. GAAP. The tape library business has dominated our operations, thus, our operations and reporting have been set up to accommodate a single segment and attribute all revenues and expenses to the tape library side, with the power supply business being an ancillary part of overall operations. Allocations for internal resources were made for the three months ended September 30, 2008 and 2007.

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

Power Supplies — We design, manufacture, and sell small, open frame, high efficiency switching power supplies. These power supplies are used to convert AC line voltage to DC voltages, or DC Voltages to other DC voltages for use in a wide variety of electronic equipment such as telecommunications equipment, machine tools, routers, switches, wireless systems and gaming devices.

Segment revenue, loss before taxes and total assets were as follows (in thousands):

	Three Months Ended September 30,
	2008	2007
Revenue
Tape Libraries:
Product	3,077	3,952
Service	712	656
Total Tape Libraries	3,789	4,608
Power Supplies	1,613	724
Consolidated Revenue	5,402	5,332

Index

QUALSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

	Three Months Ended September 30,
	2008	2007
Income (Loss) before Taxes
Tape Libraries	(166)	(117)
Power Supplies	125	(72)
Consolidated Loss before Taxes	(41)	(189)

	September 30, 2008	June 30, 2008
Total Assets
Tape Libraries	$39,529	$41,257
Power Supplies	2,071	1,400
Consolidated Assets	$41,600	$42,657

Index

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Quarterly Report on Form 10-Q concerning the future business, operating results and financial condition of Qualstar including estimates, projections, statements relating to our business plans, objectives and operating results, and the assumptions upon which those statements are based, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements inherently are subject to risks and uncertainties, some of which we cannot predict or quantify. Our actual results may differ materially from the results projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 in “ITEM 1 Business,” “Item 1A Risk Factors,” and in “ITEM 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof or variations thereon or similar terminology. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect the occurrence of events or circumstances in the future.

OVERVIEW

We design, develop, manufacture and sell automated magnetic tape libraries used to store, retrieve and manage electronic data primarily in network computing environments. We currently offer tape libraries for two popular tape drive technologies, LTO (Linear Tape-Open tape format) and AIT (Advanced Intelligent Tape).

We have developed a network of value added resellers who specialize in delivering complete storage solutions to end users. End users of our products range from small businesses requiring simple automated backup solutions to large organizations needing complex storage management solutions. We also sell our products to original equipment manufacturers that incorporate our products into theirs, which they sell as a complete system or solution. We assist our customers with marketing and technical support.

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

Revenues from technical support services and other services are recognized at the time services are performed.  Revenues from service contracts entered into with third party service providers are recognized at the time of the contract sale, net of costs.

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

Financial Instruments

We measure fair value on all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) in accordance with SFAS No. 157, “Fair Value Measurements.”  See “Note 6 – Financial Instruments.”

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

Accounting for Income Taxes

We adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48) in the first quarter of fiscal year 2008. See Note 11 – Income Taxes to the consolidated condensed financial statements included in this Form 10-Q for further discussion.

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

RESULTS OF OPERATIONS

The following table reflects, as a percentage of net revenues, statements of operations data for the periods indicated:

	Three Months Ended September 30,
	2008	2007
Net revenues	100.0%	100.0%
Cost of goods sold	65.1	69.5
Gross profit	34.9	30.5
Operating expenses:
Research and development	13.8	13.7
Sales and marketing	12.9	14.2
General and administrative	14.2	13.9
Total operating expenses	40.9	41.8
Loss from operations	(6.0)	(11.3)
Investment income	5.2	7.8
Loss before income taxes	(0.8)	(3.5)
Provision for income taxes	0.0	0.3
Net loss	(0.8)%	(3.8)%

Index

We have two operating segments for financial reporting purposes: tape libraries and power supplies, as discussed in Note 12 of the Notes to Consolidated Financial Statements in Item 1 of this report. The following table summarizes our revenue by major product line and by operating segment:

	Three Months Ended September 30,
	2008	2007
Tape Library revenues:
TLS	23.6%	32.6%
RLS	9.4	10.9
XLS	8.1	6.6
	41.1	50.1
Other library revenues:
Service	13.2	12.3
Media	11.8	17.3
Upgrades, spares	4.0	6.7
	29.0	36.3

Total Library revenues	70.1	86.4

Power Supply revenues	29.9	13.6

	100.0%	100.0%

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Net Revenue.  Net revenues increased to $5.4 million for the three months ended September 30, 2008 from $5.3 million for the three months ended September 30, 2007, an increase of $0.1 million, or 1.3%. Two customers accounted for 11.1% and 10.6%, respectively, or 21.7% in the aggregate, of the Company’s consolidated revenue for the three-month period ended September 30, 2008. No single customer accounted for more than ten percent of the Company’s consolidated revenue for the three-month period ended September 30, 2007.

Segment Revenue

Tape Libraries – Net tape library revenues decreased to $3.8 million for the three months ended September 30, 2008 from $4.6 million for the three months ended September 30, 2007, a decrease of $.8 million, or 18%. The decrease in revenues is attributed primarily to a $0.5 million decline in revenues from our TLS tape library product line and a $0.3 million decline in revenues from sales of tape media, as well as smaller declines in sales of our RLS tape libraries and of upgrades and spares. These declines were partially offset by a $0.1 million increase in revenue from sales of our XLS tape library product line and a small increase in service revenue.

One customer accounted for 15.8% of tape library revenues for the three-month period ended September 30, 2008. No single customer accounted for more than ten percent of tape library revenues for the three-month period ended September 30, 2007.

Power Supplies – Net revenues from power supplies increased to $1.6 million for the three months ended September 30, 2008 from $.7 million for the three months ended September 30, 2007, an increase of $.9 million, or 122.8%.  The increase in revenues is attributed to the launch of new power supply models and sales to a new original equipment manufacturer customer under a nine-month contract. Two customers accounted for 35.3% and 11.3%, respectively, or 46.6% in the aggregate, of power supply sales for the three months ended September 30, 2008.  Three customers accounted for 19.9%, 13.4% and 9.4%, respectively, or 42.7% in the aggregate, of power supply sales for the three months ended September 30, 2007.

Gross Profit.  Gross profit represents the difference between our net revenues and cost of goods sold. Cost of goods sold consists primarily of purchased parts, direct and indirect labor costs, rent, technical support costs, depreciation of plant and equipment, utilities, and packaging costs. Gross profit increased to $1.9 million for the three months ended September 30, 2008 from $1.6 million for the three months ended September 30, 2007.  The increase of $.3 million, or 15.9%, is primarily due to efficiencies achieved in labor and material management.

Index

Research and Development.  Research and development expenses consist of engineering salaries, benefits, outside consultant fees, and purchased parts and supplies used in development activities. Research and development expenses increased to $743,000 for the three months ended September 30, 2008 from $728,000 for the three months ended September 30, 2007.  The increase of $15,000, or 2.1%, is primarily due to an increase in compensation related expenses.

Sales and Marketing.  Sales and marketing expenses consist primarily of employee salaries and benefits, sales commissions, trade show costs, advertising and travel related expenses. Sales and marketing expenses decreased to $695,000 for the three months ended September 30, 2008 from $759,000 for the three months ended September 30, 2007.  The decrease of $64,000, or 8.4%, is primarily due to lower advertising and promotion expenses.

General and Administrative.  General and administrative expenses include employee salaries and benefits and professional service fees. General and administrative expenses increased to $766,000 for the three months ended September 30, 2008 from $739,000 for the three months ended September 30, 2007.  The increase of $27,000, or 3.7%, is primarily due to an increase in compensation related expenses.

Investment Income.  Investment income decreased to $280,000 for the three months ended September 30, 2008 from $413,000 for the three months ended September 30, 2007. The decrease of $133,000, or 32.2% is primarily due to the lower interest rate environment in the recent quarter and partially due to having approximately $2.6 million less cash, cash equivalents and marketable securities in the quarter ended September 30, 2008 compared to the prior year quarter.

Provision for Income Taxes.  We recorded a benefit for income taxes of $2,000 for the three months ended September 30, 2008. We recorded a provision for income taxes of $17,000 for the three months ended September 30, 2007 relating to state income taxes paid during the quarter and interest expense accrued as part of our liability resulting from our adoption on July 1, 2007 of FIN 48, Accounting for Uncertainties in Income Taxes – an Interpretation of FASB Statement No. 109.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was $507,000 in the three months ended September 30, 2008, primarily attributed to an increase in receivables, inventories and prepaid expenses and a decrease in accrued payroll and related liabilities. Net cash provided by operating activities was $387,000 in the three months ended September 30, 2007, primarily attributed to an increase in accounts payable and a decrease in receivables and inventories, partially offset by an increase in prepaid expenses and other assets, and a decrease in accrued payroll and related liabilities and other accrued liabilities.

Cash provided by investing activities was $3,024,000 in the three months ended September 30, 2008, primarily attributed to the sale of marketable securities, partially offset by the purchase of marketable securities.  Cash provided by investing activities was $518,000 in the three months ended September 30, 2007, primarily attributed to the sale of marketable securities, partially offset by the purchase of marketable securities.

Cash used in financing activities was $735,000 in the three months ended September 30, 2008, attributed to the payment of a cash dividend of $0.06 per share that we declared in June 2008 and paid on September 5, 2008 on shares of our common stock.  Cash was not used in or provided by financing activities during the three months ended September 30, 2007.

As of September 30, 2008, we had $8.5 million in cash and cash equivalents and $22.5 million in marketable securities.  We believe that our existing cash and cash equivalents and anticipated cash flows from our operating activities, plus funds available from the sale of our marketable securities, will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. We may utilize cash to invest in businesses, products or technologies that we believe are strategic. We regularly evaluate other companies and technologies for possible investment by us. In addition, we have made and may in the future make investments in companies with whom we have identified potential synergies. However, we have no present commitments or agreements with respect to any material acquisition of other businesses or technologies.

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

ITEM 4T. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Qualstar’s disclosure controls and procedures as of September 30, 2008, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We did not make any changes in our internal control over financial reporting during the quarter ended September 30, 2008 of Qualstar’s fiscal year ending June 30, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

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

QUALSTAR CORPORATION

Dated: November 12, 2008	By:	/s/ WILLIAM J. GERVAIS
William J. Gervais
Chief Executive Officer and President
(Principal Executive Officer)