Form 10-Q
period 2008-12-31
QUALSTAR CORP
filed 2009-02-12
CIK 758938

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

Form 10-Q
________________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2008

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

Total shares of common stock without par value outstanding at January 30, 2009 is 12,253,117.

QUALSTAR CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008
INDEX

Index

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUALSTAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
 (In thousands)

	December 31, 2008	June 30, 2008
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$5,049	$6,744
Marketable securities, short-term	14,619	11,091
Receivables, net of allowances of $105 at December 31, 2008, and $82 at June 30, 2008	2,574	2,962
Inventories, net	6,355	6,109
Prepaid expenses and other current assets	496	467
Total current assets	29,093	27,373
Property and equipment, net	439	526
Marketable securities, long-term	10,574	14,703
Other assets	55	55
Total assets	$40,161	$42,657

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$745	$1,197
Accrued payroll and related liabilities	393	519
Other accrued liabilities	936	1,774
Total current liabilities	2,074	3,490
Other long term liabilities	46	46

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized, 12,253 shares issued and outstanding as of December 31, 2008 and June 30, 2008	18,753	18,705
Accumulated other comprehensive income	309	108
Retained earnings	18,979	20,308
Total shareholders’ equity	38,041	39,121
Total liabilities and shareholders’ equity	$40,161	$42,657

See the accompanying notes to these interim condensed consolidated financial statements.

Index

QUALSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited) (In thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Net Revenues	$4,623	$6,049	$10,025	$11,381
Cost of goods sold	3,149	4,004	6,668	7,712
Gross profit	1,474	2,045	3,357	3,669
Operating expenses:
Research and development	765	770	1,508	1,498
Sales and marketing	753	840	1,448	1,600
General and administrative	802	918	1,568	1,656
Total operating expenses	2,320	2,528	4,524	4,754
Loss from operations	(846)	(483)	(1,167)	(1,085)
Investment Income	291	424	571	837
Loss before income taxes	(555)	(59)	(596)	(248)
(Benefit) Provision for income taxes	-	-	(2)	17
Net loss	$(555)	$(59)	$(594)	$(265)
Loss per share:
Basic and Diluted	$(0.05)	$(0.00)	$(0.05)	$(0.02)
Shares used to compute loss per share:
Basic and Diluted	12,253	12,253	12,253	12,253
Cash dividends declared per common share	$(0.06)	$(0.00)	$(0.12)	$(0.00)

See the accompanying notes to these interim condensed consolidated financial statements.

Index

QUALSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Six Months Ended December 31,
	2008	2007

OPERATING ACTIVITIES:
Net loss	$(594)	$(265)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share based compensation	48	60
Gain on sale of marketable securities	(63)	(2)
Depreciation and amortization	110	153
Provision for (recovery of) bad debts and returns	22	(11)
Changes in operating assets and liabilities:
Accounts receivable	366	(59)
Inventories	(246)	664
Prepaid expenses and other assets	(29)	(83)
Prepaid income taxes	-	3
Accounts payable	(452)	300
Accrued payroll and accrued liabilities	(126)	14
Income taxes payable	(7)	-
Other accrued liabilities	(96)	(12)
Net cash (used in) provided by operating activities	(1,067)	762

INVESTING ACTIVITIES:
Purchases of property, equipment and leasehold improvements	(23)	(90)
Proceeds from sale of marketable securities	20,356	16,874
Purchases of marketable securities	(19,491)	(14,587)
Net cash provided by investing activities	842	2,197

FINANCING ACTIVITIES:
Cash dividends on common shares	(1,470)	-

Net cash used in financing activities	(1,470)	-

Net change in cash and cash equivalents	(1,695)	2,959

Cash and cash equivalents, beginning of period	6,744	7,697

Cash and cash equivalents, end of period	$5,049	$10,656

Supplemental cash flow disclosure:
Income taxes paid	$5	$7

See the accompanying notes to these interim condensed consolidated financial statements.

Index

QUALSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED DECEMBER 31, 2008
(Unaudited) (In thousands)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Income	Earnings	Total
Balance at July 1, 2008	12,253	$18,705	$108	$20,308	$39,121
Share based compensation	—	48	—	—	48
Cash dividend on common shares	—	—	—	(735)	(735)
Comprehensive loss:
Net loss	—	—	—	(594)	(594)
Change in unrealized losses on investments	—	—	201	—	201
Comprehensive Loss	—	—	—	—	(393)
Balance at December 31, 2008	12,253	$18,753	$309	$18,979	$38,041

See the accompanying notes to these interim condensed consolidated financial statements

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

Statement of Financial Accounting Standard (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, became effective for us on July 1, 2008. SFAS No. 159 gives us the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis with the difference between the carrying value before election of the fair value option and the fair value recorded upon election as an adjustment to beginning retained earnings. We chose not to elect the fair value option for all marketable securities outstanding as of December 31, 2008.

Recent Accounting Pronouncements Not Yet Adopted

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We believe the adoption  of SFAS 162 will not have a material impact on our financial statements.

Index

QUALSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Sales outside of North America represented approximately 29.3% of net revenues in the three months ended December 31, 2008, and 30.4% of net revenues in the three months ended December 31, 2007. Sales outside of North America represented approximately 27.2% of net revenues in the six months ended December 31, 2008, and 26.9% of net revenues in the six months ended December 31, 2007.

One customer accounted for 15.7% of the Company’s consolidated revenue for the three-month period ended December 31, 2008.  The customer’s accounts receivable balance, net of specific allowances, totaled approximately 14.3% of net accounts receivable.  No single customer accounted for more than ten percent of the Company’s consolidated revenue for the three-month period ended December 31, 2007.

Index

QUALSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

One customer accounted for 12.9% of the Company’s consolidated revenue for the six-month period ended December 31, 2008.  The customer’s accounts receivable balance, net of specific allowances, totaled approximately 14.3% of net accounts receivable.  No single customer accounted for more than ten percent of the Company’s consolidated revenue for the six-month period ended December 31, 2007.

Sales and costs of goods sold related to tape library products only available from one supplier totaled approximately 16.3% and 20.8% for the three months ended December 31, 2008 and 19.0% and   21.4% for the three months ended December 31, 2007, respectively, of total sales and cost of goods sold. Sales and costs of goods sold totaled approximately 15.6% and 19.3% for the six months ended December 31, 2008 and 22.0% and 24.1% for the six months ended December 31, 2007, respectively, of total sales and cost of goods sold.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
In thousands (except per share amounts):	2008	2007	2008	2007
Net loss (a)	$(555)	$(59)	$(594)	$(265)
Weighted average outstanding shares of common stock (b)	12,253	12,253	12,253	12,253
Dilutive potential common shares from employee stock options	—	—	—	—
Common stock and common stock equivalents (c)	12,253	12,253	12,253	12,253
Loss per share:
Basic net loss per share (a)/(b)	$(0.05)	$(0.00)	$(0.05)	$(0.02)
Diluted net loss per share (a)/(c)	$(0.05)	$(0.00)	$(0.05)	$(0.02)

Stock options are excluded for the three and six month periods ended December 31, 2008 and 2007, respectively, from the computation of diluted loss per share, as the effect would have been anti-dilutive.

Note 5 – Marketable Securities

Marketable securities consist primarily of commercial paper, U.S. government and agency securities, mortgage-backed securities and corporate bonds. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” these securities are classified in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities, which Qualstar has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. All of Qualstar’s marketable securities were classified as available-for-sale at December 31, 2008 and June 30, 2008.

Available-for-sale securities are recorded at market value. Unrealized holding gains and losses, net of the related income tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of shareholders’ equity until realized. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale are included in earnings when the underlying securities are sold and are derived using the specific identification method for determining the cost of securities sold. Gain (loss) on the sale of securities for the three months ended December 31, 2008 and 2007 was $67,000 and $(1,000), respectively.  Gain on the sale of securities for the six months ended December 31, 2008 and 2007 was $63,000 and $2,000, respectively.  The change in net unrealized holding gain on available-for-sale securities that has been included in the other comprehensive income of shareholder’s equity during the six months ended December 31, 2008 and 2007 was $201,000 and $140,000, respectively.

Index

QUALSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

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

In general, and where applicable, we use quoted prices in active markets for identical assets to determine fair value. This pricing methodology applies to our Level 1 investments such as U.S. treasuries and agency securities and exchange-traded mutual funds. If quoted prices in active markets for identical assets are not available to determine fair value, then we use quoted prices for similar assets or inputs other than the quoted prices that are observable either directly or indirectly. These investments are included in Level 2 and consist primarily of corporate bonds, mortgage-backed securities, and certain agency securities.  While we own certain mortgage-backed fixed income securities, our portfolio as of December 31, 2008 does not contain direct exposure to subprime mortgages or structured vehicles that derive their value from subprime collateral.  Our mortgage-backed securities are collateralized by prime residential mortgages and carry a 100% principal and interest guarantee, primarily from Federal National Mortgage Association and Federal Home Loan Mortgage Corporation.

Index

QUALSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at December 31, 2008:

(In thousands)	Level 1	Level 2	Net balance

Assets
Cash	$474			$474
Money Market Mutual fund	4,575			4,575
Commercial paper	–		$
U.S. government and agency securities	6,096	11,656		17,752
Mortgage-backed securities	–	3,612		3,612
Corporate bonds	–	3,325		3,325
Municipal securities	–	503		503

Total	$11,145	$19,096		$30,241

Note 7 - Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventory is comprised as follows (in thousands):

	December 31, 2008	June 30, 2008
Raw materials	$6,271	$6,053
Finished goods	712	785
Subtotal	6,983	6,838
Less: Inventory reserve	(628)	(729)
	$6,355	$6,109

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

Activity in the liability for product warranty for the periods presented were as follows (in thousands):

	December 31, 2008	June 30, 2008
Beginning balance	$181	$174
Cost of warranty claims	(15)	(66)
Accruals for product warranties	13	72
Ending balance	$179	$181

Index

QUALSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

Note 9 – Comprehensive Loss

For the six months ended December 31, 2008 and 2007, comprehensive loss amounted to approximately $393,000 and $125,000, respectively. The difference between net loss and comprehensive loss relates to the changes in the unrealized losses or gains the Company recorded for its available-for-sale securities.

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

Note 11 – Income Taxes

We recorded a benefit for income taxes of $2,000 for the six months ended December 31, 2008. We recorded a provision for income taxes of $17,000 for the six months ended December 31, 2007 relating to state income taxes paid during the quarter and interest expense accrued as part of our liability resulting from our adoption on July 1, 2007 of FIN 48, Accounting for Uncertainties in Income Taxes – an Interpretation of FASB Statement No. 109.

The Company has recorded a full valuation allowance against its net deferred tax assets based on the Company’s assessment regarding the realizability of these net deferred tax assets in future periods.

Note 12 – Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. This standard requires segmentation based on our internal organization and reporting of revenue and operating income based upon internal accounting methods. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. Our two segments are Tape Libraries and Power Supplies. The two segments discussed in this analysis are presented in the way we internally managed and monitored performance for the six months ended December 31, 2008 and 2007. Our financial reporting systems present various data for management to operate the business, including internal profit and loss statements prepared on a basis consistent with U.S. GAAP. The tape library business has dominated our operations, thus, our operations and reporting have been set up to accommodate a single segment and attribute all revenues and expenses to the tape library side, with the power supply business being an ancillary part of overall operations. Allocations for internal resources were made for the six months ended December 31, 2008 and 2007.

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

Index

QUALSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

Power Supplies — We design, manufacture, and sell small, open frame, high efficiency switching power supplies. These power supplies are used to convert AC line voltage to DC voltages, or DC Voltages to other DC voltages for use in a wide variety of electronic equipment such as telecommunications equipment, machine tools, routers, switches, wireless systems and gaming devices.

Segment revenue, loss before taxes and total assets were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Revenue
Tape Libraries:
Product	2,520	4,379	5,596	8,331
Service	625	624	1,337	1,280
Total Tape Libraries	3,145	5,003	6,933	9,611
Power Supplies	1,478	1,046	3,091	1,770
Consolidated Revenue	4,623	6,049	10,024	11,381

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Income (Loss) before Taxes
Tape Libraries	(620)	(220)	(784)	(308)
Power Supplies	65	161	190	60
Consolidated Loss before Taxes	(555)	(59)	(596)	(248)

	December 31, 2008	June 30, 2008
Total Assets
Tape Libraries	$38,100	$41,257
Power Supplies	2,061	1,400
Consolidated Assets	$40,161	$42,657

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

RESULTS OF OPERATIONS

The following table reflects, as a percentage of net revenues, statements of operations data for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	68.1	66.2	66.5	67.8
Gross profit	31.9	33.8	33.5	32.2
Operating expenses:
Research and development	16.5	12.7	15.0	13.2
Sales and marketing	16.3	13.9	14.4	14.1
General and administrative	17.3	15.2	15.6	14.6
Total operating expenses	50.1	41.8	45.0	41.9
Loss from operations	(18.2)	(8.0)	(11.5)	(9.7)
Investment income	6.3	7.0	5.7	7.4
Loss before income taxes	(11.9)	(1.0)	(5.8)	(2.3)
Provision for income taxes	0.0	0.0	0.0	0.1
Net loss	(11.9)%	(1.0)%	(5.8)%	(2.4)%

Index

We have two operating segments for financial reporting purposes: tape libraries and power supplies, as discussed in Note 12 of the Notes to Consolidated Financial Statements in Item 1 of this report. The following table summarizes our revenue by major product line and by operating segment:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Tape Library revenues:
TLS	25.8%	33.1%	24.6%	32.9%
RLS	5.1	10.6	7.4	10.8
XLS	4.8	8.8	6.6	7.7
	35.7	52.5	38.6	51.4
Other library revenues:
Service	13.5	10.3	13.3	11.3
Media	13.9	15.1	12.8	16.1
Upgrades, spares	4.9	4.8	4.5	5.7
	32.3	30.2	30.6	33.1

Total Library revenues	68.0	82.7	69.2	84.4

Power Supply revenues	32.0	17.3	30.8	15.6

	100.0%	100.0%	100.0%	100.0%

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007

Net Revenue.  Net revenues decreased to $4.6 million for the three months ended December 31, 2008 from $6.0 million for the three months ended December 31, 2007, a decrease of $1.4 million, or 23.6%. One customer accounted for 15.7% of the Company’s consolidated revenue for the three-month period ended December 31, 2008.  The customer’s accounts receivable balance, net of specific allowances, totaled approximately 14.3% of net accounts receivable.  No single customer accounted for more than ten percent of the Company’s consolidated revenue for the three-month period ended December 31, 2007.

Segment Revenue

   Tape Libraries – Net tape library revenues decreased to $3.1 million for the three months ended December 31, 2008 from $5.0 million for the three months ended December 31, 2007, a decrease of $1.9 million, or 37.2%. The decrease in revenues is attributed to a $1.5 million decline in revenues from our TLS, RLS and XLS tape library product lines and a $0.3 million decline in revenues from sales of tape media and a $0.1 million decline in revenues from sales of upgrades and spares.

One customer accounted for 13.5% of tape library revenues for the three-month period ended December 31, 2008. No single customer accounted for more than ten percent of tape library revenues for the three-month period ended December 31, 2007.

Power Supplies – Net revenues from power supplies increased to $1.5 million for the three months ended December 31, 2008 from $1.0 million for the three months ended December 31, 2007, an increase of $.5 million, or 41.3%.  The increase in revenues is attributed to the launch of a new power supply model and sales to a new original equipment manufacturer customer under a nine-month contract. Two customers accounted for 49.0% and 14.4%, respectively, or 63.4% in the aggregate, of power supply sales for the three months ended December 31, 2008.  Two customers accounted for 28.9% and 15.0%, respectively, or 43.9% in the aggregate, of power supply sales for the three months ended December 31, 2007.

Gross Profit.  Gross profit represents the difference between our net revenues and cost of goods sold. Cost of goods sold consists primarily of purchased parts, direct and indirect labor costs, rent, technical support costs, depreciation of plant and equipment, utilities, and packaging costs. Gross profit decreased to $1.5 million, or 31.9% of net revenues, for the three months ended December 31, 2008 from $2.0 million, or 33.8% of net revenues, for the three months ended December 31, 2007.  The decrease in gross profits in the current quarter, both in absolute dollars and as a percentage of net revenues, is primarily due to a change in product mix, partially offset by efficiencies achieved in labor and overhead.

Index

Research and Development.  Research and development expenses consist of engineering salaries, benefits, outside consultant fees, and purchased parts and supplies used in development activities. Research and development expenses remained comparable at $0.8 million for the three months ended December 31, 2008 and $0.8 million for the three months ended December 31, 2007.

Sales and Marketing.  Sales and marketing expenses consist primarily of employee salaries and benefits, sales commissions, trade show costs, advertising and travel related expenses. Sales and marketing expenses decreased to $0.7 million for the three months ended December 31, 2008 from $0.8 million for the three months ended December 31, 2007.  The decrease of $0.1 million, or 10.4%, is primarily due to a decrease in commission expense correlated to lower revenues and lower advertising and promotion expenses partially offset by an increase in sales consulting expenses.

General and Administrative.  General and administrative expenses include employee salaries and benefits and professional service fees. General and administrative expenses decreased to $0.8 million for the three months ended December 31, 2008 from $0.9 million for the three months ended December 31, 2007.  The decrease of $0.1 million, or 12.6%, is primarily due to a decrease in accounting and audit related expenses including fees associated with the Sarbanes Oxley compliance efforts that were completed in fiscal 2008, partially offset by an increase in compensation related expenses.

Investment Income.  Investment income decreased to $0.3 million for the three months ended December 31, 2008 from $0.4 million for the three months ended December 31, 2007. The decrease of $0.1 million, or 31.4% is primarily due to the lower interest rate environment in the recent quarter and partially due to having approximately $3.8 million less cash, cash equivalents and marketable securities in the quarter ended December 31, 2008 compared to the prior year quarter.

Provision for Income Taxes.  We did not record a benefit for income taxes for the three months ended December 31, 2008 or for the three months ended December 31, 2007.

Six Months Ended December 31, 2008 Compared to Six Months Ended December 31, 2007

Net Revenue.  Net revenues decreased to $10.0 million for the six months ended December 31, 2008 from $11.4 million for the three months ended December 31, 2007, a decrease of $1.4 million, or 11.9%. One customer accounted for 12.9% of the Company’s consolidated revenue for the six-month period ended December 31, 2008.  The customer’s accounts receivable balance, net of specific allowances, totaled approximately 14.3% of net accounts receivable.  No single customer accounted for more than ten percent of the Company’s consolidated revenue for the six-month period ended December 31, 2007.

Segment Revenue

Tape Libraries – Net tape library revenues decreased to $6.9 million for the six months ended December 31, 2008 from $9.6 million for the six months ended December 31, 2007, a decrease of $2.7million, or 27.9%. The decrease in revenues is attributed to a $2.0 million decline in revenues from our TLS, RLS and XLS tape library product lines, a $0.5 million decline in revenues from sales of tape media, and a $0.2 million decline in sales of upgrades and spares.

Two customers accounted for 12.3% and 10.6%, respectively, or 22.9% in the aggregate, of tape library revenues for the six-month period ended December 31, 2008.  No single customer accounted for more than ten percent of tape library revenues for the six-month period ended December 31, 2007.

Power Supplies – Net revenues from power supplies increased to $3.1 million for the six months ended December 31, 2008 from $1.8 million for the six months ended December 31, 2007, an increase of $1.3 million, or 74.6%.  The increase in revenues is attributed to the launch of a new power supply model and sales to a new original equipment manufacturer customer under a nine-month contract. Two customers accounted for 42.0% and 12.8%, respectively, or 54.8% in the aggregate, of power supply sales for the six months ended December 31, 2008.  Two customers accounted for 20.9% and 14.3%, respectively, or 35.2% in the aggregate, of power supply sales for the six months ended December 31, 2007.

Index

Gross Profit.  Gross profit represents the difference between our net revenues and cost of goods sold. Cost of goods sold consists primarily of purchased parts, direct and indirect labor costs, rent, technical support costs, depreciation of plant and equipment, utilities, and packaging costs. Gross profit decreased to $3.4 million for the six months ended December 31, 2008 from $3.7 million for the six months ended December 31, 2007.  However, gross profit as a percentage of net revenues increased to 33.5% for the six months ended December 31, 2008 compared to 32.2% for the six months ended December 31, 2007.  The increase in gross profits as a percentage of net revenue for the six months ended December 31, 2008 is primarily due to efficiencies achieved in labor and overhead, partially offset by a change in product mix.

Research and Development.  Research and development expenses consist of engineering salaries, benefits, outside consultant fees, and purchased parts and supplies used in development activities. Research and development expenses remained comparable at $1.5 million for the six months ended December 31, 2008 and $1.5 million for the six months ended December 31, 2007.

Sales and Marketing.  Sales and marketing expenses consist primarily of employee salaries and benefits, sales commissions, trade show costs, advertising and travel related expenses. Sales and marketing expenses decreased to $1.4 million for the six months ended December 31, 2008 from $1.6 million for the six months ended December 31, 2007.  The decrease of $0.2 million, or 9.5%, is primarily due to a decrease in commission expense correlating to lower revenues and lower advertising and promotion expenses partially offset by an increase in sales consulting expenses.

General and Administrative.  General and administrative expenses include employee salaries and benefits and professional service fees. General and administrative expenses decreased to $1.6 million for the six months ended December 31, 2008 from $1.7 million for the six months ended December 31, 2007.  The decrease of $0.1 million, or 5.3%, is primarily due to a decrease in accounting and audit related expenses including fees associated with the Sarbanes Oxley compliance efforts that were completed in fiscal 2008, partially offset by an increase in compensation related expenses.

Investment Income.  Investment income decreased to $0.6 million for the six months ended December 31, 2008 from $0.8 million for the six months ended December 31, 2007. The decrease of $0.2 million, or 31.8% is primarily due to the lower interest rate environment in the recent quarters and partially due to having approximately $3.8 million less cash, cash equivalents and marketable securities in the six month period ended December 31, 2008 compared to the prior year six month period.

Provision for Income Taxes.  We recorded a benefit for income taxes of $2,000 for the six months ended December 31, 2008. We recorded a provision for income taxes of $17,000 for the six months ended December 31, 2007 relating to state income taxes paid and interest expense accrued as part of our liability resulting from our adoption on July 1, 2007 of FIN 48, Accounting for Uncertainties in Income Taxes – an Interpretation of FASB Statement No. 109.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was $1.1 million in the six months ended December 31, 2008, primarily attributed to the net loss for the period, an increase in inventories and a decrease in accounts payable, other accrued liabilities and accrued payroll and related liabilities, partially offset by a decrease in receivables. Net cash provided by operating activities was $762,000 in the six months ended December 31, 2007, primarily attributed to an decrease in inventories and an increase in accounts payable, partially offset by an increase in prepaid expenses and other assets, and the net loss from operations.

Cash provided by investing activities was $842,000 in the six months ended December 31, 2008, primarily attributed to the sale of marketable securities, partially offset by the purchase of marketable securities.  Cash provided by investing activities was $2.2 million in the six months ended December 31, 2007, primarily attributed to the sale of marketable securities, partially offset by the purchase of marketable securities and the purchase of fixed assets.

Cash used in financing activities was $1.5 million in the six months ended December 31, 2008, attributed to the payment of cash dividends of $0.06 per share that we declared on June 23, 2008 and November 11, 2008 and paid on September 5, 2008 and December 4, 2008, respectively, on shares of our common stock.  Cash was not used in or provided by financing activities during the six months ended December 31, 2007.

As of December 31, 2008, we had $5.0 million in cash and cash equivalents and $25.2 million in marketable securities.  We believe that our existing cash and cash equivalents and anticipated cash flows from our operating activities, plus funds available from the sale of our marketable securities, will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. We may utilize cash to invest in businesses, products or technologies that we believe are strategic. We regularly evaluate other companies and technologies for possible investment by us. In addition, we have made and may in the future make investments in companies with whom we have identified potential synergies. However, we have no present commitments or agreements with respect to any material acquisition of other businesses or technologies.

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

ITEM 4T. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Qualstar’s disclosure controls and procedures as of December 31, 2008, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We did not make any changes in our internal control over financial reporting during the quarter ended December 31, 2008 of Qualstar’s fiscal year ending June 30, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

QUALSTAR CORPORATION

Dated: February 12, 2009	By:	/s/ WILLIAM J. GERVAIS
William J. Gervais
Chief Executive Officer and President
(Principal Executive Officer)