Form 10-Q
period 2009-03-31
QUALSTAR CORP
filed 2009-05-12
CIK 758938

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

Form 10-Q
________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Total shares of common stock without par value outstanding at March 31, 2009 is 12,253,117.

QUALSTAR CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

INDEX

Index

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUALSTAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2009	June 30, 2008
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$2,340	$6,744
Marketable securities, short-term	17,224	11,091
Receivables, net of allowances of $112 at March 31, 2009, and $82 at June 30, 2008	2,178	2,962
Inventories, net	6,880	6,109
Prepaid expenses and other current assets	426	467
Total current assets	29,048	27,373
Property and equipment, net	414	526
Marketable securities, long-term	9,245	14,703
Other assets	57	55
Total assets	$38,764	$42,657

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$954	$1,197
Accrued payroll and related liabilities	410	519
Other accrued liabilities	866	1,774
Total current liabilities	2,230	3,490
Other long term liabilities	46	46

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized, 12,253 shares issued and outstanding as of March 31, 2009 and June 30, 2008	18,773	18,705
Accumulated other comprehensive income	191	108
Retained earnings	17,524	20,308
Total shareholders’ equity	36,488	39,121
Total liabilities and shareholders’ equity	$38,764	$42,657

(1) Derived from audited financial statements

See notes to condensed consolidated financial statements.

Index

QUALSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited) (In thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Net Revenues	$4,098	$5,171	$14,123	$16,552
Cost of goods sold	2,694	3,385	9,362	11,097
Gross profit	1,404	1,786	4,761	5,455
Operating expenses:
Research and development	807	772	2,315	2,270
Sales and marketing	679	810	2,127	2,409
General and administrative	842	904	2,410	2,561
Total operating expenses	2,328	2,486	6,852	7,240
Loss from operations	(924)	(700)	(2,091)	(1,785)
Investment Income	210	378	781	1,215
Loss before income taxes	(714)	(322)	(1,310)	(570)
Provision for income taxes	6	-	4	17
Net loss	$(720)	$(322)	$(1,314)	$(587)
Loss per common share:
Basic and Diluted	$(0.06)	$(0.03)	$(0.11)	$(0.05)
Weighted average common shares outstanding:
Basic and Diluted	12,253	12,253	12,253	12,253
Cash dividends declared per common share	$0.06	$0.06	$0.18	$0.06

See notes to condensed consolidated financial statements.

Index

QUALSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Nine Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(1,314)	$(587)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Share based compensation	68	83
Gain on sale of marketable securities	(98)	—
Depreciation and amortization	174	217
Provision for bad debts and returns	55	2
Changes in operating assets and liabilities:
Accounts receivable	729	370
Inventories	(771)	58
Prepaid expenses and other assets	39	55
Prepaid income taxes	—	137
Accounts payable	(243)	354
Accrued payroll and accrued liabilities	(109)	(61)
Income taxes payable	(7)	11
Other accrued liabilities	(166)	(35)
Net cash (used in) provided by operating activities	(1,643)	604

INVESTING ACTIVITIES:
Purchases of property, equipment and leasehold improvements	(62)	(113)
Proceeds from sale of marketable securities	25,749	21,484
Purchases of marketable securities	(26,243)	(19,232)
Net cash (used in) provided by investing activities	(556)	2,139

FINANCING ACTIVITIES:
Cash dividends on common shares	(2,205)	(735)
Net cash used in financing activities	(2,205)	(735)
Net change in cash and cash equivalents	(4,404)	2,008
Cash and cash equivalents, beginning of period	6,744	7,697
Cash and cash equivalents, end of period	$2,340	$9,705
Supplemental cash flow disclosure:
Income taxes paid	$11	$7

See notes to condensed consolidated financial statements.

Index

QUALSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
NINE MONTHS ENDED MARCH 31, 2009
(Unaudited) (In thousands)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Income	Earnings	Total
Balance at July 1, 2008	12,253	$18,705	$108	$20,308	$39,121
Share-based compensation	—	68	—	—	68
Cash dividend on common shares	—	—	—	(1,470)	(1,470)
Comprehensive loss:
Net loss	—	—	—	(1,314)	(1,314)
Change in unrealized losses on investments	—	—	83	—	83
Comprehensive Loss	—	—	—	—	(1,231)
Balance at March 31, 2009	12,253	$18,773	$191	$17,524	$36,488

See notes to condensed consolidated financial statements

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

Note 2 – Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

On July 1, 2008, we adopted Statement of Financial Accounting Standard (“SFAS”) Statement No. 157, Fair Value Measurements (“SFAS No. 157”) for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. See Note 6 – Financial Instruments.

On July 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. SFAS No. 159 gives us the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis with the difference between the carrying value before election of the fair value option and the fair value recorded upon election as an adjustment to beginning retained earnings. We chose not to elect the fair value option for all marketable securities outstanding as of March 31, 2009.

On January 1, 2009, we adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows.  The adoption of SFAS No. 161 did not have a material impact on our financial statements.

Index

QUALSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recent Accounting Pronouncements Not Yet Adopted

In April 2009, the Financial Accounting Standards Board (“FASB”) issued three Staff Positions (“FSPs”) that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly, clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured, FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP FAS 107-1 and Accounting Principles Board Opinion (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments, expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim periods. All of these FSPs are effective for us beginning June 15, 2009. We are assessing the potential impact that the adoption of FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2 may have on our financial statements. FSP FAS 107-1 and APB 28-1 will result in increased disclosures in our interim periods.

In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 to July 1, 2009 for us, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We believe the adoption of the delayed items of SFAS No. 157 will not have a material impact on our financial statements.

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

 In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective July 1, 2009. We believe the adoption  of SFAS 162 will not have a material impact on our financial statements.

Note 3 – Concentration of Credit Risk, Other Concentration Risks and Significant Customers

We are exposed to interest rate risks.  Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in shorter duration fixed income securities. We have no outstanding debt nor do we utilize auction rate securities or derivative financial instruments in our investment portfolio.

Index

QUALSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

Our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Sales outside of North America represented approximately 21.3% of net revenues in the three months ended March 31, 2009, and 30.0% of net revenues in the three months ended March 31, 2008. Sales outside of North America represented approximately 26.0% of net revenues in the nine months ended March 31, 2009, and 27.8% of net revenues in the nine months ended March 31, 2008.

One customer accounted for 11.6% of the Company’s consolidated revenue for the three-month period ended March 31, 2009.  The customer’s accounts receivable balance, net of specific allowances, totaled approximately 12.2% of net accounts receivable.  No single customer accounted for more than ten percent of the Company’s consolidated revenue for the three-month period ended March 31, 2008.

One customer accounted for 11.2% of the Company’s consolidated revenue for the nine-month period ended March 31, 2009.  The customer’s accounts receivable balance, net of specific allowances, totaled approximately 3.0% of net accounts receivable.  No single customer accounted for more than ten percent of the Company’s consolidated revenue for the nine-month period ended March 31, 2008.

Sales and costs of goods sold related to tape library products only available from one supplier totaled approximately 15.1% and 20.9% for the three months ended March 31, 2009 and 26.0% and 30.6% for the three months ended March 31, 2008, respectively, of total sales and cost of goods sold. Sales and costs of goods sold totaled approximately 15.5% and 19.8% for the nine months ended March 31, 2009 and 23.3% and 26.1% for the nine months ended March 31, 2008, respectively, of total sales and cost of goods sold.

Note 4 – Loss Per Share

Qualstar calculates loss per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings

per Share.  Basic loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding.  Diluted loss per share has been computed by dividing net loss by the weighted average common shares outstanding plus dilutive securities or other contracts to issue common stock as if these securities were exercised or converted to common stock.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
In thousands (except per share amounts):	2009	2008	2009	2008
Net loss (a)	$(720)	$(322)	$(1,314)	$(587)
Weighted average outstanding shares of common stock (b)	12,253	12,253	12,253	12,253
Dilutive potential common shares from employee stock options	—	—	—	—
Common stock and common stock equivalents (c)	12,253	12,253	12,253	12,253
Loss per share:
Basic net loss per share (a)/(b)	$(0.06)	$(0.03)	$(0.11)	$(0.05)
Diluted net loss per share (a)/(c)	$(0.06)	$(0.03)	$(0.11)	$(0.05)

Stock options are excluded for the three and nine-month periods ended March 31, 2009 and 2008, respectively, from the computation of diluted loss per share, as the effect would have been anti-dilutive.

Index

QUALSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

Note 5 – Marketable Securities

Marketable securities consist primarily of commercial paper, U.S. government and agency securities, mortgage-backed securities and corporate bonds. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” these securities are classified in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities which Qualstar has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. All of Qualstar’s marketable securities were classified as available-for-sale at March 31, 2009 and June 30, 2008.

Available-for-sale securities are recorded at market value. Unrealized holding gains and losses, net of the related income tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of shareholders’ equity until realized. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale are included in earnings when the underlying securities are sold and are derived using the specific identification method for determining the cost of securities sold. Gain (loss) on the sale of securities for the three months ended March 31, 2009 and 2008 was $35,000 and $(2,000), respectively.  Gain on the sale of securities for the nine months ended March 31, 2009 and 2008 was $98,000 and $0, respectively.  The change in net unrealized holding gain on available-for-sale securities that has been included in the other comprehensive income of shareholder’s equity during the nine months ended March 31, 2009 and 2008 was $83,000 and $328,000, respectively.

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

In general, and where applicable, we use quoted prices in active markets for identical assets to determine fair value. This pricing methodology applies to our Level 1 investments such as U.S. treasuries and agency securities and exchange-traded mutual funds. If quoted prices in active markets for identical assets are not available to determine fair value, then we use quoted prices for similar assets or inputs other than the quoted prices that are observable either directly or indirectly. These investments are included in Level 2 and consist primarily of corporate bonds, mortgage-backed securities, and certain agency securities.  While we own certain mortgage-backed fixed income securities, our portfolio as of March 31, 2009 does not contain direct exposure to subprime mortgages or structured vehicles that derive their value from subprime collateral.  Our mortgage-backed securities are collateralized by prime residential mortgages and carry a 100% principal and interest guarantee, primarily from Federal National Mortgage Association and Federal Home Loan Mortgage Corporation.

Index

QUALSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at March 31, 2009 (in thousands):

	Level 1	Level 2	Net balance

Assets
Cash	$625			$625
Money Market Mutual fund	1,715			1,715
Commercial paper	–		$
U.S. government and agency securities	11,862	9,438		21,300
Mortgage-backed securities	–	3,050		3,050
Corporate bonds	–	1,619		1,619
Municipal securities	–	500		500
Total	$14,202	$14,607		$28,809

Note 7 - Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventories are comprised as follows (in thousands):

	March 31, 2009	June 30, 2008
Raw materials	$6,770	$6,053
Finished goods	732	785
Subtotal	7,502	6,838
Less: Inventory reserve	(622)	(729)
	$6,880	$6,109

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

Index

QUALSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

Activity in the liability for product warranty for the periods presented were as follows (in thousands):

	Three Months Ended March 31, 2009	Nine Months Ended March 31, 2009
Beginning balance	$179	$180
Cost of warranty claims	(16)	(47)
Accruals for product warranties	8	38
Ending balance	$171	$171

Note 9 – Comprehensive Loss

For the nine months ended March 31, 2009 and 2008, comprehensive loss amounted to approximately $1,231,000 and $259,000, respectively. The difference between net loss and comprehensive loss relates to the changes in the unrealized losses or gains the Company recorded for its available-for-sale marketable securities.

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

Note 11 – Income Taxes

We recorded a provision for income taxes of $4,000 for the nine months ended March 31, 2009. We recorded a provision for income taxes of $17,000 for the nine months ended March 31, 2008 relating to state income taxes paid during the quarter and interest expense accrued as part of our liability resulting from our adoption on July 1, 2007 of FIN 48, Accounting for Uncertainties in Income Taxes – an Interpretation of FASB Statement No. 109.

The Company has recorded a full valuation allowance against its net deferred tax assets based on the Company’s assessment regarding the realizability of these net deferred tax assets in future periods.

Note 12 – Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. This standard requires segmentation based on our internal organization and reporting of revenue and operating income based upon internal accounting methods. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. Our two segments are Tape Libraries and Power Supplies. The two segments discussed in this analysis are presented in the way we internally managed and monitored performance for the nine months ended March 31, 2009 and 2008. Our financial reporting systems present various data for management to operate the business, including internal profit and loss statements prepared on a basis consistent with U.S. GAAP. The tape library business has dominated our operations, thus, our operations and reporting have been set up to accommodate a single segment and attribute all revenues and expenses to the tape library side, with the power supply business being an ancillary part of overall operations. Allocations for internal resources were made for the nine months ended March 31, 2009 and 2008.

Index

QUALSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

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

Segment revenue, loss before taxes and total assets were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Revenue
Tape Libraries:
Product	$2,325	$3,457	$7,922	$11,788
Service	742	641	2,079	1,921
Total Tape Libraries	3,067	4,098	10,001	13,709
Power Supplies	1,031	1,073	4,122	2,843
Consolidated Revenue	$4,098	$5,171	$14,123	$16,552

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Income (Loss) before Taxes
Tape Libraries	$(638)	$(440)	$(1,424)	$(748)
Power Supplies	(76)	118	114	178
Consolidated Loss before Taxes	$(714)	$(322)	$(1,310)	$(570)

	March 31, 2009	June 30, 2008
Total Assets
Tape Libraries	$39,356	$41,257
Power Supplies	(592)	1,400
Consolidated Assets	$38,764	$42,657

Index

QUALSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

Note 13 – Subsequent Event

     On May 7, 2009, the Company announced that it’s Board of Directors declared a cash dividend of $0.06 per share on its common stock.  The cash dividend will be paid on June 3, 2009 to shareholders of record at the close of business on May 26, 2009.  The dividend payment will be approximately $735,000.

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

We have developed a network of value added resellers who specialize in delivering complete storage solutions to end users. End users of our products range from small businesses requiring simple automated backup solutions to large organizations needing complex storage management solutions. We also sell our products to original equipment manufacturers that incorporate our products into theirs, which they sell as part of a system or solution. We assist our customers with marketing and technical support.

We also design, develop and sell high-efficiency switching power supplies used in telecommunications equipment, servers, routers, switches, RAIDs, and similar applications. Our power supplies are sold under the N2Power brand name through independent sales representatives and distributors. The primary customers are original equipment manufacturers and contract manufacturers. We also utilize these power supplies in some of our tape libraries.

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

RESULTS OF OPERATIONS

The following table reflects, as a percentage of net revenues, statements of operations data for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	65.7	65.5	66.3	67.0
Gross profit	34.3	34.5	33.7	33.0
Operating expenses:
Research and development	19.7	14.9	16.4	13.7
Sales and marketing	16.6	15.7	15.1	14.6
General and administrative	20.5	17.5	17.1	15.5
Total operating expenses	56.8	48.1	48.6	43.8
Loss from operations	(22.5)	(13.6)	(14.9)	(10.8)
Investment income	5.1	7.3	5.5	7.3
Loss before income taxes	(17.4)	(6.3)	(9.4)	(3.5)
Provision for income taxes	0.1	0.0	0.0	0.1
Net loss	(17.5)%	(6.3)%	(9.4)%	(3.6)%

Index

We have two operating segments for financial reporting purposes: tape libraries and power supplies, as discussed in Note 12 of the Notes to Consolidated Financial Statements in Item 1 of this report. The following table summarizes our revenue by major product line and by operating segment:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Tape Library revenues:
TLS	20.9%	31.4%	23.5%	32.4%
RLS	6.1	7.6	7.0	9.8
XLS	7.5	4.4	6.9	6.7
	34.5	43.4	37.4	48.9
Other library revenues:
Service	18.1	12.4	14.7	11.6
Media	16.4	17.7	13.8	16.6
Upgrades, spares	5.8	5.7	4.9	5.7
	40.3	35.8	33.4	33.9

Total Library revenues	74.8	79.2	70.8	82.8

Power Supply revenues	25.2	20.8	29.2	17.2

	100.0%	100.0%	100.0%	100.0%

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Net Revenue.  Net revenues decreased to $4.1 million for the three months ended March 31, 2009 from $5.2 million for the three months ended March 31, 2008, a decrease of $1.1 million, or 20.8%. One customer accounted for 11.6% of the Company’s consolidated revenue for the three-month period ended March 31, 2009.  The customer’s accounts receivable balance, net of specific allowances, totaled approximately 12.2% of net accounts receivable.  No single customer accounted for more than ten percent of the Company’s consolidated revenue for the three-month period ended March 31, 2008.

Segment Revenue

Tape Libraries – Net tape library revenues decreased to $3.1 million for the three months ended March 31, 2009 from $4.1 million for the three months ended March 31, 2008, a decrease of $1.0 million, or 25.2%. The decrease in revenues is attributed primarily to a $0.8 million decline in revenues from our TLS and RLS tape library product lines and a $0.2 million decline in revenues from sales of tape media. One customer accounted for 15.5% of tape library revenues for the three-month period ended March 31, 2009. The customer’s accounts receivable balance, net of specific allowances, totaled approximately 17.3% of net accounts receivable. One customer accounted for 12.0% of tape library revenues for the three-month period ended March 31, 2008. The customer’s accounts receivable balance, net of specific allowances, totaled approximately 10.4% of net accounts receivable.

Power Supplies – Net revenues from power supplies decreased to $1.0 million for the three months ended March 31, 2009 from $1.1 million for the three months ended March 31, 2008, a decrease of $42,000, or 3.9%. The decrease in revenues is attributed to lower sales to original equipment manufacturer customers. Two customers accounted for 28.2% and 18.5%, respectively, or 56.7% in the aggregate, of power supply sales for the three months ended March 31, 2009. The customers’ accounts receivable balances, net of specific allowances, totaled approximately 10.4% and 31.9%, respectively, of net accounts receivable. Two customers accounted for 21.6% and 16.2%, respectively, or 37.8% in the aggregate, of power supply sales for the three months ended March 31, 2008. The customers’ accounts receivable balances, net of specific allowances, totaled approximately 23.6% and 15.3%, respectively, of net accounts receivable.

Gross Profit.  Gross profit represents the difference between our net revenues and cost of goods sold. Cost of goods sold consists primarily of purchased parts, direct and indirect labor costs, rent, technical support costs, depreciation of plant and equipment, utilities, and packaging costs. Gross profit decreased to $1.4 million, or 34.3% of net revenues, for the three months ended March 31, 2009 from $1.8 million, or 34.5% of net revenues, for the three months ended March 31, 2008.  The decrease in gross profit correlates to the decrease in revenues, partially offset by a change in product mix.

Index

Research and Development.  Research and development expenses consist of engineering salaries, benefits, outside consultant fees, and purchased parts and supplies used in development activities. Research and development expenses remained comparable at $0.8 million for the three months ended March 31, 2009 and $0.8 million for the three months ended March 31, 2008.

Sales and Marketing.  Sales and marketing expenses consist primarily of employee salaries and benefits, sales commissions, trade show costs, advertising and travel related expenses. Sales and marketing expenses decreased to $0.7 million for the three months ended March 31, 2009 from $0.8 million for the three months ended March 31, 2008.  The decrease of $0.1 million, or 16.2%, is primarily due to a decrease in commission expense correlated to lower revenues and lower advertising and promotion expenses.

General and Administrative.  General and administrative expenses include employee salaries and benefits and professional service fees. General and administrative expenses decreased to $0.8 million for the three months ended March 31, 2009 from $0.9 million for the three months ended March 31, 2008.  The decrease of $0.1 million, or 6.9%, is primarily due to a decrease in accounting and audit related expenses including fees associated with the Sarbanes Oxley compliance efforts that were completed in fiscal 2008, partially offset by an increase in compensation related expenses, bad debt and legal expenses.

Investment Income.  Investment income decreased to $0.2 million for the three months ended March 31, 2009 from $0.4 million for the three months ended March 31, 2008. The decrease of $0.2 million, or 44.4% is primarily due to the lower interest rate environment in the recent quarter and partially due to having approximately $4.5 million less cash, cash equivalents and marketable securities in the quarter ended March 31, 2008 compared to the prior year quarter.

Provision for Income Taxes.  We recorded a provision for income taxes of $6,000 for the three months ended March 31, 2009. We did not record a provision or benefit for income taxes for the three months ended March 31, 2008.

Nine Months Ended March 31, 2009 Compared to Nine Months Ended March 31, 2008

Net Revenue.  Net revenues decreased to $14.1 million for the nine months ended March 31, 2009 from $16.5 million for the nine months ended March 31, 2008, a decrease of $2.4 million, or 14.7%. One customer accounted for 11.2% of the Company’s consolidated revenue for the nine-month period ended March 31, 2009.  The customer’s accounts receivable balance, net of specific allowances, totaled approximately 3.0% of net accounts receivable.  No single customer accounted for more than ten percent of the Company’s consolidated revenue for the nine-month period ended March 31, 2008.

Segment Revenue

Tape Libraries – Net tape library revenues decreased to $10.0 million for the nine months ended March 31, 2009 from $13.7 million for the nine months ended March 31, 2008, a decrease of $3.7 million, or 27.1%. The decrease in revenues is attributed to a $2.8 million decline in revenues from our TLS, RLS and XLS tape library product lines, a $0.8 million decline in revenues from sales of tape media, and a $0.3 million decline in sales of upgrades and spares, partially offset by a $0.2 million increase in service revenues. Two customers accounted for 12.1% and 10.7%, respectively, or 22.8% in the aggregate, of tape library revenues for the nine-month period ended March 31, 2009. The customers’ accounts receivable balances, net of specific allowances, totaled approximately 17.3% and 9.4%, respectively, of net accounts receivable. No single customer accounted for more than ten percent of tape library revenues for the nine-month period ended March 31, 2008.

Power Supplies – Net revenues from power supplies increased to $4.1 million for the nine months ended March 31, 2009 from $2.8 million for the nine months ended March 31, 2008, an increase of $1.3 million, or 45.0%.  The increase in revenues is attributed to the launch of a new power supply model and sales to a new original equipment manufacturer customer under a nine-month contract. Two customers accounted for 38.5% and 10.4%, respectively, or 48.9% in the aggregate, of power supply sales for the nine months ended March 31, 2009. The customers’ accounts receivable balances, net of specific allowances, totaled approximately 10.4% and 31.9%, respectively, of net accounts receivable.  Two customers accounted for 21.2% and 15.0%, respectively, or 36.2% in the aggregate, of power supply sales for the nine months ended March 31, 2008. The customers’ accounts receivable balances, net of specific allowances, totaled approximately 23.6% and 15.3%, respectively, of net accounts receivable.

Index

Gross Profit.  Gross profit represents the difference between our net revenues and cost of goods sold. Cost of goods sold consists primarily of purchased parts, direct and indirect labor costs, rent, technical support costs, depreciation of plant and equipment, utilities, and packaging costs. Gross profit decreased to $4.8 million for the nine months ended March 31, 2009 from $5.5 million for the nine months ended March 31, 2008.  The decrease of $0.7 million or 12.7% correlates to the decrease in revenues and lower labor and overhead absorption partially offset by efficiencies achieved in material management.

Research and Development.  Research and development expenses consist of engineering salaries, benefits, outside consultant fees, and purchased parts and supplies used in development activities. Research and development expenses remained comparable at $2.3 million for the nine months ended March 31, 2009 and March 31, 2008.

Sales and Marketing.  Sales and marketing expenses consist primarily of employee salaries and benefits, sales commissions, trade show costs, advertising and travel related expenses. Sales and marketing expenses decreased to $2.1 million for the nine months ended March 31, 2009 from $2.4 million for the nine months ended March 31, 2008.  The decrease of $0.3 million, or 11.7%, is primarily due to a decrease in commission expense correlating to lower revenues, lower advertising and promotion expenses and lower travel and entertainment expenses.

General and Administrative.  General and administrative expenses include employee salaries and benefits and professional service fees. General and administrative expenses decreased to $2.4 million for the nine months ended March 31, 2009 from $2.6 million for the nine months ended March 31, 2008.  The decrease of $0.2 million, or 5.9%, is primarily due to a decrease in accounting and audit related expenses including fees associated with the Sarbanes Oxley compliance efforts that were completed in fiscal 2008, partially offset by an increase in compensation related expenses and bad debt expenses.

Investment Income.  Investment income decreased to $0.8 million for the nine months ended March 31, 2009 from $1.2 million for the nine months ended March 31, 2008. The decrease of $0.4 million, or 33.3% is primarily due to the lower interest rate environment during the fiscal year to date and partially due to having approximately $4.5 million less cash, cash equivalents and marketable securities in the nine month period ended March 31, 2009 compared to the prior year nine month period.

Provision for Income Taxes.  We recorded a provision for income taxes of $4,000 for the nine months ended March 31, 2009. We recorded a provision for income taxes of $17,000 for the nine months ended March 31, 2008 relating to state income taxes paid and interest expense accrued as part of our liability resulting from our adoption on July 1, 2007 of FIN 48, Accounting for Uncertainties in Income Taxes – an Interpretation of FASB Statement No. 109.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was $1.6 million in the nine months ended March 31, 2009, primarily attributed to the net loss for the period, an increase in inventories and a decrease in accounts payable, other accrued liabilities and accrued payroll and related liabilities, partially offset by a decrease in receivables. Net cash provided by operating activities was $604,000 in the nine months ended March 31, 2008, primarily attributed to a decrease in receivables and prepaid income taxes, and an increase in accounts payable, partially offset by the net loss from operations.

Cash used by investing activities was $556,000 in the nine months ended March 31, 2009, primarily attributed to the purchase of marketable securities and the purchase of property and equipment, partially offset by proceeds from the sale of marketable securities.  Cash provided by investing activities was $2.1 million in the nine months ended March 31, 2008, primarily attributed to proceeds from the sale of marketable securities, partially offset by the purchase of marketable securities and the purchase of property and equipment.

Cash used in financing activities was $2.2 million in the nine months ended March 31, 2009, attributed to the payment of cash dividends of $0.06 per share that we declared on June 23, 2008, November 11, 2008 and February 20, 2009 and paid on September 5, 2008, December 4, 2008 and March 25, 2009, respectively, on shares of our common stock.  Cash used in financing activities was $0.7 million during the nine months ended March 31, 2008 for the payment of a cash dividend of $0.06 per share that we declared February 12, 2008 and paid March 11, 2008.

As of March 31, 2009, we had $2.3 million in cash and cash equivalents and $26.5 million in marketable securities.  We believe that our existing cash and cash equivalents and anticipated cash flows from our operating activities, plus funds available from the sale of our marketable securities, will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. We may utilize cash to invest in businesses, products or technologies that we believe are strategic. We regularly evaluate other companies and technologies for possible investment by us. In addition, we have made and may in the future make investments in companies with whom we have identified potential synergies. However, we have no present commitments or agreements with respect to any material acquisition of other businesses or technologies.

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

ITEM 4T. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Qualstar’s disclosure controls and procedures as of March 31, 2009, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We did not make any changes in our internal control over financial reporting during the quarter ended March 31, 2009 of Qualstar’s fiscal year ending June 30, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II — OTHER INFORMATION

ITEM 1A.   Risk Factors

There have been no significant changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

ITEM 4.      Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the Annual Meeting of Stockholders of the Company held on March 25, 2009:

1. The following persons were elected as directors to serve a one year term expiring at the Annual Meeting of Stockholders to be held in 2010 or until their successors are elected and qualified:

	Number of Votes Cast
Name	For	Authority
		Withheld
William J. Gervais	8,351,920	1,688,524
Richard A. Nelson	8,351,920	1,688,524
Stanley W. Corker	10,020,051	20,393
Carl W. Gromada	10,020,051	20,393
Robert A. Meyer	10,019,551	20,893
Robert E. Rich	8,345,378	1,695,066

2. To approve the Qualstar Corporation 2008 Stock Incentive Plan. Votes for were 8,530,324; votes against were 302,337; and votes abstained were 9,100, and broker non-votes were 1,198,683.

3. To approve the appointment of SingerLewak LLP as the independent registered public accounting firm to audit our financial statements for the fiscal year ending June 30, 2009. Votes for were 9,954,026; votes against were 3,738; and votes abstained were 82,680.

Index

ITEM 6.   EXHIBITS

Exhibit No.	Exhibit Index
10.1	2008 Stock Incentive Plan
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALSTAR CORPORATION

Dated: May 12, 2009	By:	/s/ WILLIAM J. GERVAIS
William J. Gervais
Chief Executive Officer and President
(Principal Executive Officer)