Form 10-Q/A
period 2009-03-31
QUALSTAR CORP
filed 2009-05-15
CIK 758938

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

Form 10-Q/A
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

QUALSTAR CORPORATION

Dated: May 15, 2009	By:	/s/ WILLIAM J. GERVAIS
William J. Gervais
Chief Executive Officer and President
(Principal Executive Officer)