Form 10-K
period 2009-06-30
QUALSTAR CORP
filed 2009-09-25
CIK 758938

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2009

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

Indicate by check mark whether the registrant is not required to file reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐    Accelerated filer ☐     Non-accelerated filer ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☒

As of December 31, 2008, (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common equity held by non-affiliates of the registrant was approximately $15,542,000 based on the closing sales price as reported on the NASDAQ Stock Market.  As of August 26, 2009, there were 12,253,117 shares of common stock without par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement for its annual meeting of shareholders to be held in 2010 are incorporated by reference into Part III of this Form 10-K.

QUALSTAR CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2009

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

Index

PART I

ITEM 1. BUSINESS
INTRODUCTION

We design, develop, manufacture and sell automated magnetic tape libraries used to store, retrieve and manage electronic data primarily in network computing environments. Tape libraries consist of cartridge tape drives, tape cartridges and robotics to move the cartridges from their storage locations to the tape drives under software control. Our tape libraries provide data storage solutions for organizations requiring backup, recovery and archival storage of critical data. Our products are compatible with commonly used operating systems, including UNIX, Windows, and Linux. Our tape libraries are also compatible with a wide range of storage management software packages, such as those supplied by Computer Associates, EMC, IBM, Symantec, CommVault and BakBone Software. We currently offer tape libraries for two tape drive technologies, LTO and AIT.

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

We also design, develop, manufacture and sell high efficiency open-frame switching power supplies. Our power supplies are used to convert common alternating current (AC) line voltages found in buildings to direct current (DC) voltages that are needed internally to operate most electronic equipment. We also recently introduced a series of DC to DC power supplies that convert from one DC voltage to another DC voltage.

We entered the power supply business in 2002, when we purchased the assets of N2Power, Incorporated. Power supplies provided by our N2Power division are utilized within some of our tape library products as well as sold to original equipment manufacturers and contract manufacturers for incorporation into their products. N2Power products are sold under the N2Power brand name as well as under a private label brand name through independent sales representatives and distributors.

Tape libraries and power supplies comprise Qualstar’s two operating segments.  Revenues from our tape library segment represented approximately 69.0% of revenues for fiscal 2009, approximately 81.2% of revenues for fiscal 2008, and approximately 85.4% of revenues for fiscal 2007. Revenues from our power supply segment totaled approximately 31.0% of revenues for fiscal 2009, 18.8% of revenues for fiscal 2008 and 14.6% of revenues for fiscal 2007.

Qualstar was incorporated in California in 1984.

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

•
Growth in new types of data.  New types of data are also fueling the growth in data storage. For example, graphics, audio, video and medical images, and multi-media uses such as video archiving, require far greater storage capacity than text and financial data.

Index

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

•
Growing awareness of the need for disaster protection.  Companies are recognizing that without their data they may not survive. Natural disasters, as well as overt and covert actions targeted at individual companies or classes of users, can destroy data, threatening a company’s very existence. Systematic replication and secure off-site storage of corporate data is recognized as the best defense against catastrophic data loss. Tape libraries are a key technology in most corporate data disaster protection plans.

•
Compliance with new regulatory requirements for records retention.  Many businesses now must deal with new regulatory requirements from various governmental agencies that require businesses to retain data for long periods of time. The regulations that have received the most visibility in the United States include HIPAA requirements covering medical records; Sarbanes-Oxley, which addresses corporate governance; and Rule 17a under the Securities Exchange Act of 1934, regarding recordkeeping requirements for the securities industry. These regulations and others are projected to sustain the demand for long-term storage capacity over the next few years. This pressure to retain records is not unique to the United States, but is global in nature.

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

•
Decrease in the costs of storing data.  The costs of data storage have decreased with advances in technology and improved manufacturing processes. We expect these costs to continue to decrease. The decrease in the cost of data storage encourages the storage of more data and makes it more cost effective to simply add more storage capacity than to remove old data, which in the past may have been purged periodically because of cost.

•
Electrical efficiency of tape-based data storage. Data stored on tape requires considerably less electrical energy as compared to data stored on rotating disks. As energy costs increase, we believe that electrical efficiency will become a more important factor in the selection of storage methods.

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

•
Advanced storage management software.  This software automatically migrates infrequently accessed data to the lower cost storage medium such as a tape library. A user’s request for this data at some later date will recall the data automatically from the tape library. This process reduces the overall storage cost by using the least expensive storage medium to store data that may be needed on an infrequent basis. Advances in storage management software have increased the ability of businesses to more cost-effectively store, manage and retrieve data, which in turn allows businesses to operate more efficiently.

Index

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

TYPES OF DATA STORAGE

Current non-volatile storage solutions are based primarily on two technologies: magnetic disk and magnetic tape. These technologies represent a compromise among a variety of competing factors including capacity, cost, speed, portability and data reliability. Magnetic tapes are removable, which allows them to be transported easily to an off-site location for security or protection from physical harm. Magnetic disks provide faster access to stored data and generally are used when speed is important. Less frequently used data is often migrated from magnetic disks to tape storage. Tape libraries provide an online solution, where less frequently used data files are stored on tape at substantially lower cost compared to disk while still providing automated access.

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

Tape drives and tape media are the two key components of tape libraries. The cost per unit of data capacity of tape drives and tape media have declined with advances in technology. As prices decline, new applications for automated storage become justified, further increasing the number of applications that can benefit from the use of tape libraries. We believe that continued technological improvements in tape drives and tape media will continue to reduce overall storage costs in the future.

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

Index

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

Index

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

PRODUCTS

Tape Libraries

We offer a number of tape library families, each capable of incorporating one or more tape drive technologies, as summarized in the following table:

Product Family	Tape Drive Technology	Range of Tape Cartridges	Maximum Capacity in Terabytes(1)
TLS-4000	Sony AIT	12 to 360	144
TLS-8000	LTO	11 to 264	211
RLS-4000	Sony AIT	22 to 70	28
RLS-8000	LTO	12 to 44	35
XLS Series	LTO	240 to 9,639	7,711
(1)	A Terabyte is one million megabytes, or one thousand gigabytes. The table shows native capacity and excludes gains from data compression, which can increase capacity by more than 100%.

Our tape library families include a number of models that differ in storage capacity, price and features. Our libraries are installed in network computing environments ranging from small departmental networks to enterprise-wide networks supporting hundreds of users.

Tape libraries generally contain two or more tape drives and from eleven to thousands of tapes. We design our tape libraries for continuous, unattended operation. Multiple tape drives allow simultaneous access to different data files by different users on the network and increase the rate at which data can move on to, out of, or within the network. A library with multiple tape drives can back up data using multiple drives simultaneously, significantly speeding up the recording process. In our libraries, some tape cartridges are stored in removable magazines, allowing for easy bulk removal of the tapes. Our libraries also offer features such as barcode readers to scan cartridge labels and input/output ports for importing and exporting tapes under system control. Several of our library models are expandable in the field by increasing the number of tape storage positions. This feature provides the end user with the ability to increase data capacity as storage requirements grow.

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

•
Closed-loop servo control.  Our tape libraries use digital closed-loop servo systems to control robotic motion and to provide precise tape handling. This yields motion that is smooth, repeatable and highly reliable.

Index

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

Our RLS series of tape libraries are designed to fit efficiently in equipment racks and provide back-up capacity in as little as five standard rack height units, or a total of 8.75 inches of rack space. In addition, the RLS series is designed to support dual-redundant power supplies and hot-swappable tape drives.

Our TLS series of tape libraries are designed to be freestanding units for applications where an equipment rack may not be available or where the library is purchased after the original installation and rack space may not be available.

Our XLS family of tape libraries is designed to be expandable from 240 to 9,639 tapes and is focused on the needs of large enterprises. The XLS product is feature rich and is intended to provide the customer with a highly reliable enterprise class s solution.

We also sell ancillary products related to our tape libraries, such as tape media, tape magazines, cables, bar code labels and fiber channel adapters.

Power Supplies

In addition to tape libraries, we design and sell high efficiency, open frame switching power supplies. These power supplies are used to convert AC line voltage to DC as well as DC to DC for use in a wide variety of electronic equipment such as telecommunications equipment, servers, routers, switches, lighting and gaming devices.

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

We believe that as worldwide energy concerns and energy costs rise, our high efficiency approach will become more important. Additionally, these power supplies are utilized within some of our tape library products.  We have developed a line of power supply products that deliver up to twice the power in half the space of competitive products. Manufacturers of servers, routers, switches, telecom gear, and other process-based equipment continuously pursue smaller, more powerful, and more efficient power sources for their equipment to remain competitive. Additionally, new lighting devices are coming to market that are hermetically sealed because they are used outdoors. Sealed units require high efficiency power supplies to help reduce the detrimental effects of internal heat buildup.

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

Index

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

We sell our power supplies through a combination of outside sales representatives, who call primarily on large original equipment manufacturer customers and distributors, who fulfill smaller orders to satisfy small original equipment manufacturer customers and system builders.  We drop ship a portion of our power supplies directly from our contract manufacturers to our customer’s contract manufacturers.  Our in house sales and engineering teams are involved in the sales process starting from the initial customer contact to assure that the special needs and product modifications frequently required by original equipment manufacturer customers are satisfied.

Our international sales are currently directed from our corporate offices in Simi Valley, California. All of our international sales are denominated in U.S. dollars. Revenues from customers outside of North America were approximately $4.7 million, or 26.4% of revenues for fiscal 2009, $5.8 million, or 27.2% of revenues for fiscal 2008, and approximately $5.0 million, or 24.4% of revenues in fiscal 2007.

Our sales are spread across a broad customer base. One customer accounted for 12.5% of our revenue in fiscal 2009. Revenues from Qualstar’s two largest customers combined were approximately 12.9% and 11.9% for the years ended June 30, 2008 and 2007.

Marketing

We support our sales efforts with a broad array of marketing programs designed to generate brand awareness, attract and retain qualified value added resellers and inform end users of the advantages of our products. We provide our resellers with a full range of marketing materials, including product specifications, sales literature, software connectivity information, product application notes and maintenance training.

We train our resellers to sell our products and to answer customers’ questions. We advertise and participate in trade shows. We display our products under the Qualstar brand name at some trade shows and participate in other trade shows in partnership with our principal suppliers and resellers. We support our marketing and customer support with websites that feature comprehensive marketing and product information. We conduct sales and technical training classes for our resellers. We also conduct various promotional activities for resellers such as cooperative advertising.

CUSTOMER SERVICE AND TECHNICAL SUPPORT

We believe that providing strong customer service and technical support is an important aspect of our business. Our customer service and technical support efforts consist of the following components:

•
Technical support.  Our technical support personnel are available twenty-four hours per day, Monday through Friday. Technical support personnel are available to all customers at no charge by telephone and e-mail to answer questions and solve problems relating to our products.  Our technical support personnel are trained in all aspects of our products. Our support staff is located at our headquarters in Simi Valley, California. We sell service contracts for on-site service of our tape libraries, which are primarily fulfilled by IBM Corporation in the United States and Canada and by Eastman Kodak S.A. Commercial Imaging Group in Europe.

Index

•
Installation services. Our technical support personnel provide assistance to our resellers by traveling to the end user’s location to assist the reseller or end user with setup and installation on many of our larger library systems, such as the XLS series of products.

•
Training.  We offer a training program on product setup and maintenance for end users, value added resellers, original equipment manufacturers, customer service and technical support personnel. We conduct training classes at our headquarters or remotely as required.

•
Warranty.  We provide a three year warranty on our tape libraries. Some TLS and all RLS models have three year advance replacement warranty coverage that provides for replacement of components, or if necessary, complete libraries. All other TLS models have a one-year advance replacement warranty with the second and third year being return to factory for service at no charge. XLS libraries sold in North America include one year of onsite service and XLS libraries sold outside of North America have one year advance replacement coverage that provides for replacement of components, or if necessary, complete libraries. Customers may purchase extended advance replacement service coverage and on-site service if they are located in the United States, Canada and most countries within Europe.

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

MANUFACTURING AND SUPPLIERS

We manufacture all of our tape libraries at our facility in Simi Valley, California. We operate our manufacturing on a single shift. However, if required, we have the ability to add additional shifts to increase our capacity.

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

COMPETITION

The market for automated tape libraries is competitive and characterized by changing technology. Our principal competitors in this market segment include Sun Microsystems, Inc., Quantum Corporation, Overland Storage, Inc., and SpectraLogic Corporation.

Key competitive factors include product features, reliability, durability, scalability and price. Barriers to entry in tape automation are relatively high. The markets for our products are characterized by significant price competition and we anticipate that our products will continue to face price pressure. We believe our tape libraries compete favorably overall with respect to many of these factors.

Index

Our power supply products compete in a number of markets focused on the needs of OEM and contract manufacturers. We have concentrated on supplying units that provide superior electrical and high space efficiency as measured in watts of output per cubic inch.

RESEARCH AND DEVELOPMENT

Our research and development team consists of engineers and technicians who have data storage and related industry experience. We have developed over 43 separate tape library models for eleven different tape formats over the last fifteen years.

Our product development efforts rely on the integration of multiple engineering disciplines to generate products that meet market needs in a competitive and timely fashion. Successful development of automated tape libraries requires the integration of mechanical design, electronic design, packaging, and firmware design into a single product. Product success also relies on the engineering group’s thorough knowledge of each of the different tape drive technologies. Our engineers work closely with the tape drive manufacturers during the drive qualification cycle to assure that reliable tape library and tape drive combinations are brought to market.

The design architecture of our tape libraries makes use of common parts across each product family, allowing us to develop and introduce new products quickly. If a new tape drive is an advanced version of one already incorporated in one or more of our products, our time and dollar investment to incorporate the new drive can be relatively small, with the primary focus being on verification testing. When the tape or tape drive form factors differ, the time and investment requirements can grow and may require development of a new product family altogether.

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

Our power supply development team continues to develop new power supply models and families in response to input from our customers. The product development cycle involves circuit design, printed circuit board layouts, prototype testing, firmware development, safety agency and compliance testing and test equipment development.

Our research and development expenses were approximately $3.3 million in fiscal 2009, and $3.1 million in fiscal 2008 and 2007.

INTELLECTUAL PROPERTY

We rely on copyright protection of our firmware, as well as patent protection for some of our designs and products. We also rely on a combination of trademark, trade secret and other intellectual property laws to protect our proprietary rights. However, we do not believe our intellectual property provides significant protection from competition. We believe that, because of the rapid pace of technological change in the tape storage industry, patent, copyright, trademark and trade secret protection are less significant than factors such as market responsiveness, knowledge, ability and experience of our personnel and timely new product introductions.

We enter into Employee Proprietary Information and Inventions Agreements with all employees and consultants to protect our technology and designs. However, we do not believe that such protection can preclude competitors from developing substantially equivalent products.

EMPLOYEES

As of June 30, 2009, we had 80 employees, including 27 in operations and manufacturing, 20 in research and development, 5 in customer service and technical support, 11 in sales and marketing, and 17 in administration and finance. We also employ a small number of temporary employees and consultants as needed. We are not a party to any collective bargaining agreement or other similar agreement. We believe that we have a good relationship with our employees.

AVAILABILITY OF SEC FILINGS

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission. You can read our SEC filings over the Internet at the SEC’s website at http://www.sec.gov. We also make our SEC filings available free of charge through our Internet website as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. Our website addresses are www.qualstar.com and www.n2power.com. The reference to our website addresses does not constitute incorporation by reference into this report of the information contained at those sites.

Index

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers

Officers are elected by and serve at the discretion of the board of directors. The executive officers of Qualstar as of September 15, 2009 are:

Name	Age	Position

William J. Gervais	66	Chief Executive Officer, President and Director

Richard A. Nelson	66	Vice President of Engineering, Secretary and Director

Nidhi H. Andalon	46	Chief Financial Officer

Robert K. Covey	62	Vice President of Marketing

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

Nidhi H. Andalon was appointed Chief Financial Officer by our Board of Directors on January 19, 2009. Ms. Andalon joined Qualstar’s finance department in January 2003 as a senior accountant, and was promoted to Assistant Controller in June 2004 and to Controller in October 2005.  From 1996 to 1999, Ms. Andalon held the position of Assistant Treasurer for Underwriters Reinsurance Company.  From 1993 to 1996, Ms. Andalon was employed by Ernst & Young, LLP, where she worked as a senior auditor and senior tax consultant.  Ms. Andalon graduated with a B.B.A degree from the University of Michigan in 1984 and has been a Certified Public Accountant in the State of California since 1996.

Robert K. Covey has been our Vice President of Marketing since 1994. From 1986 to 1993 Mr. Covey was regional manager of ATG Cygnet, an optical disk library firm. From 1982 to 1985, Mr. Covey served as national sales manager at Micropolis Corporation, a former disk drive manufacturer. Mr. Covey attended Butler University and Bentley College from 1965 to 1968.

ITEM 1A. RISK FACTORS

This Annual Report on Form 10-K contains forward-looking statements, as described at page 3 of this report under the caption “Forward-Looking Statements.” We believe that the risks described below are the most important factors that may cause our actual future results of operations to differ materially from the results projected in the forward-looking statements.

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

The success of our business is tied closely to the managerial, engineering and business acumen of our existing executives. William J. Gervais, our President, has been largely responsible for the development of most of our tape libraries, has overseen our operations, and established and maintained our strategic relationships. We expect that he will continue these efforts for the foreseeable future. Our future success will also depend on our ability to attract, retain and motivate key executives and other key personnel, many of whom have been instrumental in developing new technologies and strategic plans. We may not be able to retain our existing personnel or attract additional qualified personnel in the future. However, our current dependence on a limited number of executives and other key personnel, for whom replacements may be difficult to find, entails a risk that we may not be able to supervise and manage our ongoing operations.

Index

Our lack of significant tape library segment order backlog makes it difficult to forecast future revenues and operating results.

We normally ship library products within a few days after orders are received. Consequently, we do not have significant order backlog and a large portion of our revenues in each quarter result from orders we received during that quarter. Because backlog can be an important indicator of future revenues, our lack of backlog makes it more difficult to forecast our future revenues. Since our operating expenses are relatively fixed in the short term, unexpected fluctuations in revenues could negatively impact our quarterly operating results.

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

Revenues from customers outside of North America were approximately 26.4% of revenues for fiscal 2009, 27.2% of revenues for fiscal 2008, and approximately 24.4% of revenues in fiscal 2007. We believe that international sales will continue to represent a significant portion of our revenues. Our international sales subject us to a number of risks, including:

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

Index

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

Our quarterly revenues and operating results have fluctuated in the past, and are likely to vary significantly in the future due to several factors, including:

•	general economic conditions affecting spending for information technology;

•	increased competition and pricing pressures;

•	reductions in the size, delays in the timing, or cancellation of significant customer orders;

•	shifts in product or distribution channel mix;

•	the timing of the introduction or enhancement of products by us, our original equipment manufacturer customers or our competitors;

Index

•	expansions or reductions in our relationships with value added reseller and original equipment manufacturer customers;

•	financial difficulties affecting our value added reseller or original equipment manufacturer customers that render them unable to pay amounts owed to us;

•	market acceptance of new and enhanced versions of our products;

•	new product developments by storage device manufacturers, such as disk drives, that could render our products less cost effective or less competitive;

•	the rates of growth or decline in the data storage market and the various segments within it;

•	timing and levels of our operating expenses; and

•	availability of key components and performance of key suppliers.

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

Our executive officers and directors own beneficially, in the aggregate, approximately 43.9% of our outstanding common stock as of June 30, 2009. As a result, these shareholders will be able to exercise significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us. The interests of our officers and directors, when acting in their capacity as shareholders, may lead them to:

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

Index

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

Index

Our suppliers could reduce shipments of tape drives and tape media. If this occurs, we would be forced to curtail production, our revenues could fall and our market share could decline.

Automated tape libraries and related products, such as tape drives and tape media, represented approximately 49.3% of our revenues for fiscal 2009, 62.9% of our revenues for fiscal 2008, and approximately 66.6% of our revenues for fiscal 2007. We depend on a limited number of third-party manufacturers to supply us with the tape drives and tape media that we incorporate into our automated tape libraries. Some tape drive manufacturers, including Sony Corporation and IBM Corporation, compete with us by also selling tape libraries. There can be no assurance that other tape drive manufacturers will not also begin to manufacture or sell libraries.

Historically, some of these suppliers have been unable to meet demand for their products and have allocated their limited supply among customers. If suppliers limit our supply of tape drives or tape media, we may be forced to delay or cancel shipments of our tape libraries. The major supplier risks we face include the following:

•
Sony Electronics, Inc. is our sole-source supplier of AIT drives and media. In fiscal 2009 we derived approximately $2.5 million or 13.8% of our revenues, in fiscal 2008 we derived approximately $5.4 million or 25.1% of our revenues, and in fiscal 2007 we derived approximately $6.6 million, or 32.2%, of our revenues from the sale of tape drives and tape media based on Sony AIT and Super AIT technologies.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

Index

ITEM 2. PROPERTIES

Our headquarters, located in Simi Valley, California, consists of a single building containing approximately 57,000 square feet housing our manufacturing, sales and marketing, finance and administration and approximately two thirds of our engineering staff. Our lease on this facility expires in December 2015. Rent on this facility is $38,000 per month effective April 2009, with a step-up of 3% annually beginning in April 2010.

We also lease approximately 4,300 square feet of office space in Boulder, Colorado, that houses our Advanced Development Group. Our lease on this facility expires in May 2012.  Rent on this facility is $4,281 per month, with a step-up of 3% annually beginning in June of each year.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2009.

Index

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Qualstar’s common stock is quoted on The NASDAQ Stock Market (NASDAQ Symbol — QBAK). The following table sets forth the high and low closing sale prices of our common stock as reported by NASDAQ, during the periods indicated:

Period	Date Range	High	Low

Fiscal 2009:
First Quarter	July 1 — September, 30, 2008	$3.72	$2.74
Second Quarter	October 1 — December 31, 2008	$2.98	$1.81
Third Quarter	January 1 — March 31, 2009	$2.38	$1.35
Fourth Quarter	April 1 — June 30, 2009	$2.38	$1.85

Fiscal 2008:
First Quarter	July 1 — September, 30, 2007	$4.00	$3.25
Second Quarter	October 1 — December 31, 2007	$3.85	$2.80
Third Quarter	January 1 — March 31, 2008	$3.70	$2.79
Fourth Quarter	April 1 — June 30, 2008	$3.37	$2.77

Holders

There were approximately 37 owners of record of Qualstar’s common stock as of August 26, 2009.

Dividend Policy

In fiscal years 2009 and 2008, our Board of Directors declared the following cash dividends:

Declaration Date	Record Date	Payment Date	Dividend per Share	Total Amount

Fiscal 2009:
November 5, 2008	November 26, 2008	December 4, 2008	$0.06	$735,187.02
February 20, 2009	March 12, 2009	March 25, 2009	$0.06	$735,187.02
May 7, 2009	May 26, 2009	June 3, 2009	$0.06	$735,187.02

Fiscal 2008:
February 12, 2008	February 26, 2008	March 11, 2008	$0.06	$735,187.02
May 1, 2008	May 20, 2008	May 28, 2008	$0.06	$735,187.02
June 23, 2008	August 28, 2008	September 5, 2008	$0.06	$735,187.02

Any future determination to pay dividends will be at the discretion of the Company’s Board of Directors and will depend upon, among many other factors, the Company’s results of operations, financial condition, capital requirements and any contractual restrictions.

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Index

Performance Graph

The following graph compares the total cumulative return to our shareholders on shares of Qualstar’s common stock during the five year period from July 1, 2004 through June 30, 2009, with the cumulative total returns of the Nasdaq Stock Market Composite Index and the Nasdaq Computer Manufacturers’ Index.  The graph assumes that the value of the investment in Qualstar’s common stock and each index was $100.00 on July 1, 2004.

	6/04	6/05	6/06	6/07	6/08	6/09
Qualstar Corporation	100.00	65.36	54.74	59.64	51.54	41.60
NASDAQ Composite	100.00	101.09	109.49	132.47	117.33	92.91
NASDAQ Computer Manufacturers	100.00	97.63	93.24	132.50	124.85	102.29

ADDITIONAL EQUITY COMPENSATION PLAN INFORMATION

The following table provides additional information regarding Qualstar’s equity compensation plans as of June 30, 2009:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)(1)	(b)(1)	(c)(2)
Equity compensation plans approved by security holders	573,000	$4.10	500,000
Equity compensation plans not approved by security holders	—	—	—
Totals	573,000	$4.10	500,000

(1)
Includes shares subject to stock options granted under the 1998 Stock Incentive Plan as of June 30,2009. The 1998 Stock Incentive Plan expired in 2008 and no further options may be granted under that plan.

Index

(2)	Includes shares available for additional option grants under the 2008 Stock Incentive Plan as of June 30, 2009.

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

	Years Ended June 30,
	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)
Statements of Operations Data:
Net revenues	$17,892	$21,464	$20,612	$21,731	$25,144
Cost of goods sold	12,190	14,043	14,092	14,856	16,529
Gross profit	5,702	7,421	6,520	6,875	8,615
Operating expenses:
Research and development	3,254	3,100	3,136	3,083	3,750
Sales and marketing	2,767	3,184	3,110	3,213	3,350
General and administrative	3,155	3,390	3,168	3,629	3,955
Total operating expenses	9,176	9,674	9,414	9,925	11,055
Loss from operations	(3,474)	(2,253)	(2,894)	(3,050)	(2,440)
Investment income	918	1,517	1,477	1,269	858
Loss before income taxes	(2,556)	(736)	(1,417)	(1,781)	(1,582)
Provision (benefit) for income taxes	3	17	30	(89)	65
Net loss	$(2,559)	$(753)	$(1,447)	$(1,692)	$(1,647)

Loss per share:
Basic and Diluted	$(0.21)	$(0.06)	$(0.12)	$(0.14)	$(0.13)
Shares used to compute loss per share:
Basic and Diluted	12,253	12,253	12,253	12,253	12,398

	Years Ended June 30,
	2009	2008	2007	2006	2005
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$3,749	$6,744	$7,697	$6,845	$12,210
Marketable securities	23,912	25,794	25,568	26,822	21,854
Working capital	27,081	23,883	25,152	*29,012	*25,121
Total assets	36,592	42,657	44,063	45,399	47,223
Shareholders’ equity	34,510	39,121	41,841	42,858	44,653
____________
*	In fiscal 2006 and 2005, certain marketable securities were reclassified to long-term assets.

Index

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto.

OVERVIEW

We design, develop, manufacture and sell automated magnetic tape libraries used to store, retrieve and manage electronic data primarily in network computing environments. We currently offer tape libraries for two tape drive technologies, LTO and AIT.

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

Our international sales efforts are currently directed from our corporate offices in Simi Valley, California.  All of our international sales are denominated in U.S. dollars. Net revenues from customers outside of North America were approximately $4.7 million, or 26.4% of revenues for fiscal 2009, $5.8 million, or 27.2% of revenues for fiscal 2008, and approximately $5.0 million, or 24.4% of revenues in fiscal 2007.

We also design, develop and sell high-efficiency switching power supplies used in telecommunications equipment, servers, routers, switches, RAIDs, high-efficiency lighting and similar applications. Our power supplies are sold under the N2Power brand name through independent sales representatives and distributors. The primary customers are original equipment manufacturers and contract manufacturers. We also utilize these power supplies in our tape libraries.

Net revenues include revenues from the sale of tape libraries, tape drives, tape cartridges, ancillary products, and power supplies. Ancillary revenues include service, repair, and on-site service agreements net of the cost of any third party service contracts. Automated tape libraries and related products, such as tape drives and tape media, represented approximately 49.3% of revenues in fiscal 2009, 62.9% of revenues in fiscal 2008, and approximately 66.6% of revenues in fiscal 2007. Sales of power supplies represented approximately 31.0% of revenues in fiscal 2009, 18.8% of revenues in fiscal 2008, and approximately 14.6% of revenues in fiscal 2007. Sales of ancillary products and services accounted for the balance of our revenues.

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

Marketable Securities

Marketable securities consist primarily of high-quality U.S. corporate securities and U.S. federal government debt securities. Our marketable securities portfolio consists of short-term securities with original maturities of greater than three months from the date of purchase and remaining maturities of less than one year and long-term securities with original maturities of greater than one year and less than five years. Marketable securities are classified as available for sale and are recorded at fair value using the specific identification method; unrealized gains and losses are reflected in other comprehensive income until realized; realized gains and losses are included in earnings when the underlying securities are sold and are derived using the specific identification method for determining the cost of securities sold. If the credit ratings of the security issuers deteriorate or if normal market conditions do not return in the near future, we may be required to reduce the value of our investments through an impairment charge and reflect them as long-term investments.

Fair Value of Financial Instruments

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

In addition to defining fair value, SFAS No. 157 expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value is observable in the market. Each fair value measurement is reported in one of the three levels that are determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

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

In general, and where applicable, we use quoted prices in active markets for identical assets to determine fair value. This pricing methodology applies to our Level 1 investments such as U.S. treasuries and agency securities and exchange-traded mutual funds. If quoted prices in active markets for identical assets are not available to determine fair value, then we use quoted prices for similar assets or inputs other than the quoted prices that are observable either directly or indirectly. These investments are included in Level 2 and consist primarily of corporate bonds, mortgage-backed securities, and certain agency securities.  While we own certain mortgage-backed fixed income securities, our portfolio as of June 30, 2009 does not contain direct exposure to subprime mortgages or structured vehicles that derive their value from subprime collateral.  Our mortgage-backed securities are collateralized by prime residential mortgages and carry a 100% principal and interest guarantee, primarily from Federal National Mortgage Association and Federal Home Loan Mortgage Corporation.

Index

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at June 30, 2009 (in thousands):

	Level 1	Level 2	Net balance

Assets
Cash	$898	$–	$898
Money Market Mutual fund	2,851	–	2,851
U.S. government and agency securities	13,092	7,643	20,735
Mortgage-backed securities	–	2,423	2,423
Corporate bonds	–	754	754
Total	$16,840	$10,821	$27,661

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

Share-Based Compensation

Share-based compensation is accounted for in accordance with SFAS 123R, “Share-Based Payment.” We use the Black-Scholes option pricing model to determine fair value of the award at the date of grant and recognize compensation expense over the vesting period. The inputs we use for the model require the use of judgment, estimates and assumptions regarding the expected volatility of the stock, the expected term the average employee will hold the option prior to the date of exercise, expected future dividends, and the amount of share-based awards that are expected to be forfeited. Changes in these inputs and assumptions could occur and actual results could differ from these estimates, and our results of operations could be materially impacted.

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

We have net operating losses, capital losses, research and development credit and other carryforwards for tax purposes of $13.8 million at June 30, 2009 which expire between fiscal years 2013 and 2029, except for the state research and development credit, which has no limit on the carryforward period.

RESULTS OF OPERATIONS

The following table reflects, as a percentage of net revenues, statements of operations data for the periods indicated:

	Years Ended June 30,
	2009	2008	2007
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	68.1	65.4	68.4
Gross margin	31.9	34.6	31.6
Operating expenses:
Research and development	18.2	14.4	15.2
Sales and marketing	15.5	14.8	15.1
General and administrative	17.6	15.8	15.4
Loss from operations	(19.4)	(10.4)	(14.1)
Investment income	5.1	7.1	7.2
Loss before provision for income taxes	(14.3)	(3.3)	(6.9)
Provision for income taxes	0.0	0.1	0.1
Net loss	(14.3)%	(3.4)%	(7.0)%

We have two operating segments for financial disclosure purposes:  tape libraries and power supplies, as discussed in Footnote 11 to our consolidated financial statements. The following table summarizes our revenue by major product line and by operating segment:

	Years Ended June 30,
	2009	2008	2007
Tape Library revenues:
TLS	22.3%	30.5%	35.9%
RLS	6.8%	9.2%	8.6%
XLS	8.3%	7.0%	8.5%
	37.4%	46.7%	53.0%
Other library revenues:
Service	15.3%	12.7%	14.2%
Media	11.9%	16.2%	13.6%
Upgrades, Spares	4.4%	5.6%	4.6%
Total library revenues	69.0%	81.2%	85.4%
Power Supply revenues	31.0%	18.8%	14.6%
	100.0%	100.0%	100.0%

Index

Fiscal 2009 Compared to Fiscal 2008

Net Revenues.  Net revenues were $17.9 million in fiscal 2009 as compared to $21.5 million in fiscal 2008. The decrease of approximately $3.6 million, or 16.6% is attributed primarily to a decrease of $5.1 million in sales of tape libraries, partially offset by an increase of $1.5 million in sales of power supplies.

Tape Library Segment
Revenues attributed to our tape library segment were $12.3 million, or 69.0% of revenues in fiscal 2009, as compared $17.4 million, or 81.2% of revenues in fiscal 2008. This decline in tape library revenues was due primarily to lower sales of our tape library products in the TLS and RLS product lines, in conjunction with decreased sales of tape media and miscellaneous products. We expect sales from our XLS product line to increase in fiscal 2010 as this newest of our tape library families gains market acceptance. However, we expect sales from our TLS and RLS product lines, as well as tape media, to decrease in fiscal 2010.

Power Supply Segment
Revenues attributed to our power supply segment were $5.6 million, or 31.0% of revenues, in fiscal 2009 as compared to $4.0 million, or 18.8% of revenues, in fiscal 2008. The increase of $1.5 million, or 37.6%, was due to increased sales to original equipment manufacturers and distributors of an expanded power supply product line. We expect continued growth as a percentage of sales in our power supply revenues during fiscal 2010.

Gross Profit.  Gross profit was $5.7 million in fiscal 2009 as compared to $7.4 million in fiscal 2008. The decrease of approximately $1.7 million, or 23.2%, is attributed to a decrease in revenues, an increase in scrap and inventory adjustments, and lower absorption of labor and overhead.

Research and Development.  Research and development expenses were $3.3 million in fiscal 2009, comparable with $3.1 million in fiscal 2008.

Sales and Marketing.  Sales and marketing expenses were $2.8 million in fiscal 2009 as compared to $3.2 million in fiscal 2008. The decrease of approximately $0.4 million, or 13.1%, is attributed primarily to decreases in commissions, travel and entertainment and advertising and promotion expenses.

General and Administrative.  General and administrative expenses were $3.2 million in fiscal 2009 as compared to $3.4 million in fiscal 2008. The decrease of approximately $0.2 million, or 6.9%, is primarily due to a decrease in accounting and audit expenses, partially offset by an increase in compensation related expenses.

Investment Income.  Investment income was $0.9 million in fiscal 2009, compared to $1.5 million in fiscal 2008.  The decrease of approximately $0.6 million is attributed to lower rates in the current economic environment and the shift of securities into shorter term U.S. treasuries, in addition to a $4.9 million decrease in the principal balance of our marketable securities.

Provision for Income Taxes.  Provision for income taxes was $3,000 in fiscal 2009 as compared to a provision for income taxes of  $17,000 in fiscal 2008.

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

Provision for Income Taxes.  Provision for income taxes was $17,000 in fiscal 2008 as compared to a provision for income taxes of  $30,000 in fiscal 2007

LIQUIDITY AND CAPITAL RESOURCES

Cash used by operating activities was $2.0 million in fiscal 2009. Cash provided by operating activities was $0.8 million in fiscal 2008 and cash used by operating activities was $0.7 million in fiscal 2007. Cash used by operating activities in fiscal 2009 relates primarily to our net loss for the year and a decrease in accounts payable and other accrued liabilities, partially offset by a decrease in receivables and inventories. Cash provided by operating activities in fiscal 2008 relates primarily to an increase in accounts payable and a decrease in accounts receivable. Cash used by operating activities in fiscal 2007 relates primarily to our net loss for the year adjusted for non-cash items, an increase in accounts receivable and a decrease in accounts payable and other accrued liabilities, partially offset by a decrease in inventories.

Cash provided by investing activities was $2.0 million in fiscal 2009. Cash used by investing activities was $0.3 million in fiscal 2008 and cash provided by investing activities was $1.5 million in fiscal 2007. Cash provided by investing activities in fiscal 2009 relates primarily to proceeds from the sale of marketable securities, partially offset by purchases of marketable securities and equipment. Cash used in investing activities in fiscal 2008 relates primarily to the purchase of marketable securities and equipment partially offset by sales of marketable securities. Cash provided by investing activities in fiscal 2007 relates primarily to proceeds from the sale of marketable securities, partially offset by purchases of marketable securities.

Cash used in financing activities was $2.9 million in fiscal 2009. Cash used in financing activities was $1.5 million for fiscal 2008. Cash used in financing activities in fiscal 2009 relates to cash dividends declared on shares of our common stock. Cash used in financing activities in fiscal 2008 relates to cash dividends declared on shares of our common stock.

As of June 30, 2009, we had $3.7 million in cash and cash equivalents and $23.9 million in marketable securities. We believe that our existing cash and cash equivalents and funds available from the sale of our marketable securities will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. We may utilize cash to invest in businesses, products or technologies that we believe are strategic. We regularly evaluate other companies and technologies for possible investment by us. In addition, we have made and may in the future make investments in companies with whom we have identified potential synergies. However, we have no present commitments or agreements with respect to any material acquisition of other businesses or technologies.

Index

SUMMARY OF CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following is a summary of our future payments due under contractual obligations as of June 30, 2009:

Year Ended June 30	Operating Leases	Purchase Obligations	Total
	(In thousands)
2010	$512	$1,241	$1,753
2011	528	—	528
2012	539	—	539
2013	503	—	503
2014-2016	1,325	—	1,325
	$3,407	$1,241	$4,648

Purchase obligations in the table above represent the value of open purchase orders as of June 30, 2009. We believe that some of these obligations could be canceled for payment of a nominal penalty or no penalty; however, the amount of open purchase orders that could be canceled under such terms is difficult to quantify.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Qualstar Corporation

We have audited the accompanying consolidated balance sheet of Qualstar Corporation as of June 30, 2009 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Qualstar Corporation as of June 30, 2009, and the results of its operations and its cash flows for the year ended June 30, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company has adopted the provisions of Statement of Financial Standards No. 157, “Fair Value Measurements” on July 1, 2008.

We were not engaged to examine management’s assessment of the effectiveness of Qualstar Corporation’s internal control over financial reporting as of June 30, 2009, included in the accompanying Management’s Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ SingerLewak LLP
Los Angeles, California
September 25, 2009

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

/s/ Ernst & Young LLP
Los Angeles, California
September 18, 2008

Index

QUALSTAR CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$3,749	$6,744
Marketable securities, short-term	16,856	11,091
Accounts receivable, net of allowance for doubtful accounts of $85 at June 30, 2009 and $82 at June 30,2008	2,305	2,962
Inventories, net	5,822	6,109
Prepaid expenses and other current assets	397	467
Total current assets	29,129	27,373
Property and equipment, net	361	526
Marketable securities, long-term	7,056	14,703
Other assets	46	55
Total assets	$36,592	$42,657
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$649	$1,197
Accrued payroll and related liabilities	505	519
Other accrued liabilities	894	1,774
Total current liabilities	2,048	3,490

Other long-term liabilities	34	46

Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized, 12,253 shares issued and outstanding as of June 30, 2009 and June 30, 2008	18,798	18,705
Accumulated other comprehensive income	168	108
Retained earnings	15,544	20,308
Total shareholders’ equity	34,510	39,121
Total liabilities and shareholders’ equity	$36,592	$42,657

See accompanying notes

Index

QUALSTAR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended June 30,
	2009	2008	2007
Net revenues	$17,892	$21,464	$20,612
Cost of goods sold	12,190	14,043	14,092
Gross profit	5,702	7,421	6,520
Operating expenses:
Research and development	3,254	3,100	3,136
Sales and marketing	2,767	3,184	3,110
General and administrative	3,155	3,390	3,168
Total operating expenses	9,176	9,674	9,414
Loss from operations	(3,474)	(2,253)	(2,894)
Investment income	918	1,517	1,477
Loss before income taxes	(2,556)	(736)	(1,417)
Provision for income taxes	3	17	30
Net loss	$(2,559)	$(753)	$(1,447)
Loss per share:
Basic and Diluted	$(0.21)	$(0.06)	$(0.12)
Shares used to compute loss per share:
Basic and Diluted	12,253	12,253	12,253
Cash dividends declared per common share	$0.18	$0.18	$0.00

See accompanying notes

Index

QUALSTAR CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
Balances at June 30, 2006	12,253	$18,503	$(395)	$24,750	$42,858
Stock based compensation	—	90	—	—	90
Comprehensive loss:
Net loss	—	—	—	(1,447)	(1,447)
Change in unrealized gains on investments	—	—	340	—	340
Comprehensive loss					(1,107)
Balances at June 30, 2007	12,253	$18,593	$(55)	$23,303	$41,841
Stock based compensation	—	112	—	—	112
Cumulative effect of a change in accounting principle (FIN48)	—	—	—	(36)	(36)
Cash dividend on common shares	—	—	—	(2,206)	(2,206)
Comprehensive loss:
Net loss	—	—	—	(753)	(753)
Change in unrealized gains on investments	—	—	163	—	163
Comprehensive loss					(590)
Balances at June 30, 2008	12,253	$18,705	$108	$20,308	$39,121
Stock based compensation	—	93	—	—	93
Cash dividend on common shares	—	—	—	(2,205)	(2,205)
Comprehensive loss:
Net loss	—	—	—	(2,559)	(2,559)
Change in unrealized gains on investments	—	—	60	—	60
Comprehensive loss					(2,499)
Balances at June 30, 2009	12,253	$18,798	$168	$15,544	$34,510

See accompanying notes

Index

QUALSTAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended June 30,
	2009	2008	2007
OPERATING ACTIVITIES:
Net loss	$(2,559)	$(753)	$(1,447)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	228	275	421
Provision for bad debts and returns, net	38	15	88
Provision for (recovery of) inventory reserve	70	(82)	106
Stock based compensation	93	112	90
(Gain) loss on sale of securities	(98)	(6)	50
Changes in operating assets and liabilities:
Accounts receivable	619	485	(850)
Inventories	217	(99)	1,264
Prepaid expenses and other assets	83	292	(45)
Accounts payable	(548)	543	(129)
Accrued payroll and related liabilities	(13)	64	(11)
Other accrued liabilities	(150)	(71)	(179)
Net cash provided by (used in) operating activities	(2,032)	775	(642)
INVESTING ACTIVITIES:
Purchases of equipment	(63)	(200)	(50)
Purchases of marketable securities	(30,201)	(26,359)	(17,041)
Proceeds from the sale of marketable securities	32,241	26,302	18,585
Net cash (used in) provided by investing activities	1,977	(257)	1,494
FINANCING ACTIVITIES:
Cash dividends on common shares	(2,940)	(1,471)	—
Net cash used in financing activities	(2,940)	(1,471)	—
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,995)	(953)	852
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,744	7,697	6,845
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,749	$6,744	$7,697

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$11	$7	$7

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

The Company’s wholly owned subsidiary, Qualstar Sales and Service Corporation, was liquidated and dissolved pursuant to a plan of dissolution which was adopted by the Company on June 30, 2009.  Pursuant to the plan of dissolution, all assets of Qualstar Sales and Service Corporation were distributed to the Company, and all liabilities of Qualstar Sales and Service Corporation were assumed by the Company, effective June 30, 2009.

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

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured (less estimated returns, for which provisions are made at the time of sale) in accordance with Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition. The provision for estimated returns is made based on known claims and estimates of additional returns based on historical data. Revenues from technical support services and other services are recognized at the time the services are performed. Revenues from service contracts entered into with third party service providers are recognized at the time of sale, net of costs.

Cash and Cash Equivalents

Qualstar classifies as cash equivalents only cash and those investments that are highly liquid, interest earning investments with maturity of three months or less from the date of purchase.

Index

Marketable Securities

Marketable securities consist primarily of high-quality U.S. corporate securities and U.S. federal government debt securities. Our marketable securities portfolio consists of short-term securities with original maturities of greater than three months from the date of purchase and remaining maturities of less than one year and longer term securities with original maturities of greater than one year and less than five years. Marketable securities are classified as available for sale and are recorded at fair value using the specific identification method; unrealized gains and losses are reflected in other comprehensive income until realized; realized gains and losses are included in earnings when the underlying securities are sold and are derived using the specific identification method for determining the cost of securities sold. A $98,000 gain from the sale of marketable securities was recorded in fiscal 2009. A $6,000 gain from the sale of marketable securities was recorded in fiscal year 2008 and a $50,000 loss from the sale of marketable securities was recorded in fiscal year 2007. All of Qualstar’s marketable securities were classified as available-for-sale at June 30, 2009 and 2008.

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

The Company does not believe any unrealized losses represent an other-than-temporary impairment based on our evaluation of available evidence as of June 30, 2009.  We believe that our existing cash and short-term investments, and our expected operating cash flows will be sufficient to fund our working capital requirements, capital expenditures and other obligations for the foreseeable future and will not affect our ability to execute our current business plans.  If the credit ratings of the security issuers deteriorate or if normal market conditions do not return in the near future, we may be required to reduce the value of our investments through an impairment charge and reflect them as long-term investments.

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

Our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Sales outside of North America represented approximately 26.4% of net revenues in fiscal 2009, 27.2% of net revenues in fiscal 2008, and 24.4% of net revenues in fiscal 2007.

Revenues from Qualstar’s largest customer totaled 12.5% of revenues for the year ended June 30, 2009. Revenues from Qualstar’s two largest customers combined totaled approximately 12.9% and 11.9% of revenues for the years ended June 30, 2008 and 2007, respectively. At June 30, 2009, the largest customer’s accounts receivable, net of specific allowance, totaled approximately 19.0% of net accounts receivable. At June 30, 2008, the two largest customer’s accounts receivable, net of specific allowances, totaled approximately 14.9% of net accounts receivable.

Suppliers

Sales and costs of goods sold related to tape library products purchased from one supplier totaled approximately 13.8% and 17.1% in fiscal 2009, 25.1% and 27.6% in fiscal 2008 and 32.2% and 30.6% in fiscal 2007, respectively, of total sales and cost of goods sold.

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

Index

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. Activity in the allowance for doubtful accounts was as follows (in thousands):

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Period
Year Ended June 30, 2009	$82	$38	$—	$(35)	$85
Year Ended June 30, 2008	$121	$15	$—	$(54)	$82
Year Ended June 30, 2007	$50	$88	$—	$(17)	$121

(1)	Uncollectible accounts written off, net of recoveries.

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

Activity in the liability for product warranty (included in other accrued liabilities) for the periods presented are as follows (in thousands):

	June 30,
	2009	2008
Beginning balance	$181	$174
Cost of warranty claims	(65)	(66)
Accruals for product warranties	51	72
Ending balance	$167	$181

Research and Development

All research and development costs are charged to expense as incurred. These costs consist primarily of engineering salaries, benefits, outside consultant fees, purchased parts and supplies directly involved in the design and development of new products, and facilities and other internal costs.

Advertising

Advertising and promotion expenses include costs associated with direct and indirect marketing, trade shows and public relations. Qualstar expenses all costs of advertising and promotion as incurred. Advertising and promotion expenses for the years ended June 30, 2009, 2008 and 2007 were approximately $501,000, $576,000 and $604,000, respectively.

Fair Value of Financial Instruments

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

In addition to defining fair value, SFAS No. 157 expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value is observable in the market. Each fair value measurement is reported in one of the three levels that are determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

•	Level 1 – inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

Index

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

In general, and where applicable, we use quoted prices in active markets for identical assets to determine fair value. This pricing methodology applies to our Level 1 investments such as U.S. treasuries and agency securities and exchange-traded mutual funds. If quoted prices in active markets for identical assets are not available to determine fair value, then we use quoted prices for similar assets or inputs other than the quoted prices that are observable either directly or indirectly. These investments are included in Level 2 and consist primarily of corporate bonds, mortgage-backed securities, and certain agency securities.  While we own certain mortgage-backed fixed income securities, our portfolio as of June 30, 2009 does not contain direct exposure to subprime mortgages or structured vehicles that derive their value from subprime collateral.  Our mortgage-backed securities are collateralized by prime residential mortgages and carry a 100% principal and interest guarantee, primarily from Federal National Mortgage Association and Federal Home Loan Mortgage Corporation.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at June 30, 2009 (in thousands):

	Level 1	Level 2	Net balance

Assets
Cash	$898	$–	$898
Money Market Mutual fund	2,851	–	2,851
U.S. government and agency securities	13,092	7,643	20,735
Mortgage-backed securities	–	2,423	2,423
Corporate bonds	–	754	754
Total	$16,840	$10,821	$27,661

The carrying amounts reported in the balance sheets for cash and cash equivalents, short-term marketable securities, accounts receivable and accounts payable approximate their fair values due to the short term nature of these financial instruments.

Share-Based Compensation

We account for share-based compensation in accordance with SFAS No, 123(R), “Share-Based Payment.” Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on fair value of the award and is recognized as expense over the applicable vesting period of the stock award (generally four years) using the straight-line method.

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

Loss per Share

Qualstar calculates earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share have been computed by dividing net loss by the weighted average number of common shares outstanding. Diluted earnings (loss) per share has been computed by dividing net loss by the weighted average common shares outstanding plus dilutive securities or other contracts to issue common stock as if these securities were exercised or converted to common stock.

The following table sets forth the calculation for basic and diluted loss per share for the periods indicated:

	Year Ended June 30,
	2009	2008	2007
	(In thousands)
Loss:
Net loss	$(2,559)	$(753)	$(1,447)
Shares:
Weighted average shares for basic and diluted loss per share	12,253	12,253	12,253
Loss per share	(0.21)	(0.06)	(0.12)

Shares issuable under stock options of 573,000, 623,000 and 585,000 for the years ended June 30, 2009, 2008 and 2007, respectively, have been excluded from the computation of diluted loss per share as the effect would be antidilutive.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. In the fiscal year ended June 30, 2008, the reclassification related to declared but unpaid dividends on the Statement of Cash Flows.

Note 2 – Marketable Securities

The following table summarizes marketable securities by security type at June 30, 2009, and June 30, 2008, respectively (in thousands):

June 30, 2009	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
US Treasury obligations and direct obligations of U.S. Government agencies	$20,616	$119	$—	$20,735
Government Sponsored Enterprise collateralized mortgage obligations	2,376	47	—	2,423
Corporate bonds	752	2	—	754
Total	$23,744	$168	$—	$23,912

June 30, 2008	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
US Treasury obligations and direct obligations of U.S. Government agencies	$15,483	$74	$(27)	$15,530
Government Sponsored Enterprise collateralized mortgage obligations	4,548	52	—	4,600
Commercial Paper	798	—	—	798
Corporate bonds	4,355	18	(17)	4,356
Municipal bonds	502	8	—	510
Total	$25,686	$152	$(44)	$25,794

There were no unrealized loss positions as of June 30, 2009. The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2008.

Index

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

The following tables summarize the contractual maturities of the Company’s fixed maturity securities and GSE collateralized mortgage obligations based on cash flows (in thousands):

	June 30,
	2009	2008
Less than 90 days	$—	$—
Less than one year	16,856	11,091
Due in one to five years	7,056	14,703
	$23,912	$25,794

Note 3 – Inventories
Inventories consist of the following:

	June 30,
	2009	2008
	(In thousands)
Raw materials	$5,389	$6,053
Finished goods	1,248	785
Subtotal	6,637	6,838
Less: Inventory reserve	(815)	(729)
	$5,822	$6,109

Note 4 – Property and Equipment

The components of property and equipment are as follows:

	June 30,
	2009	2008
	(In thousands)
Leasehold improvements	$566	$566
Furniture and fixtures	974	1,002
Machinery and equipment	2,678	2,610
	4,218	4,178
Less accumulated depreciation and amortization	(3,857)	(3,652)
	$361	$526

Note 5 – Accrued Payroll and Related Liabilties

The components of accrued payroll and related liabilities are as follows:

	June 30,
	2009	2008
	(In thousands)
Accrued salaries and payroll taxes	$255	$258
Accrued vacation	229	244
Accrued other	21	17
	$505	$519

Index

Note 6 – Other Accrued Liabilities

The components of other liabilities are as follows:

	June 30,
	2009	2008
	(In thousands)
Accrued audit	$152	$184
Accrued service contracts	327	352
Accrued step rent	104	149
Accrued warranty	167	180
Other accrued liabilities	144	909
	$894	$1,774

Note 7 – Income Taxes

The provision for income taxes is comprised of the following:

	Year Ended June 30,
	2009	2008	2007
	(In thousands)
Current:
Federal	$—	$—	$—
State	3	17	30
	3	17	30
Deferred:
Federal	—	—	—
State	—	—	—
	—	—	—
	$3	$17	$30

The following is a reconciliation of the statutory federal income tax rate to Qualstar’s effective income tax rate:

	Year Ended June 30,
	2009	2008	2007
Statutory federal income tax benefit	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal income tax benefit	(3.8)	(4.7)	(4.0)
Research and development credits	(5.4)	5.2	(14.0)
Valuation allowance	49.5	38.4	53.8
Other	(6.2)	(2.5)	0.3
	0.1%	2.4%	2.1%

The tax effect of temporary differences resulted in deferred income tax assets (liabilities) as follows:

	June 30,
	2009	2008	2007
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$2,587	$1,681	$1,358
Capital loss and other credit carryforwards	465	467	445
Research and development credit carryforwards	900	597	635
Allowance for bad debts and returns	38	44	65
Inventory reserves	317	289	320
Capitalized inventory costs	29	31	34
Marketable securities	(65)	(41)	21
Other accruals	530	511	502
Total gross deferred tax assets	4,801	3,579	3,380
Less valuation allowance on deferred tax assets	(4,735)	(3,494)	(3,273)
Net deferred tax assets	66	85	107
Deferred tax liabilities:
Depreciation and other	(66)	(85)	(107)
Total deferred tax liabilities	(66)	(85)	(107)
Net deferred taxes	$—	$—	$—

The Company placed a valuation allowance on net deferred tax assets during the fiscal years ended June 30, 2009, 2008 and 2007 based on the Company’s assessment regarding the realizability of such assets in future years. The Company has net operating loss carryforwards for federal income tax purposes of approximately $6.7 million as of June 30, 2009, $4.3 million as of June 30, 2008 and $3.5 million as of June 30, 2007.  The Company has net operating loss carryforwards for state income tax purposes of approximately $5.8 million as of June 30, 2009, $3.8 million as of June 30, 2008 and $3.2 million as of June 30, 2007. The Company had research and development credit and other credits for tax purposes of $1.3 million as of June 30, 2009,  $0.9 million at June 30, 2008 and $0.8 million at June 30, 2007. If not utilized, the federal net operating loss and tax credit carryforwards will expire beginning in 2025. If not utilized, the state net operating loss carryforward will expire beginning in 2010.  The state research and development credit has no limit on the carryforward period.

Index

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

The following table summarizes the fiscal year 2009 activity related to the Company’s unrecognized tax benefits (in thousands):

Total
Balance at July 1, 2008	$46
Increases related to tax positions taken in prior year	3
Decreases due to lapse of statute of limitations	(13)
Related interest and penalties, net of federal tax benefit	(2)
Balance at June 30, 2009	$34

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

The Company’s policy is to include interest and penalties on unrecognized tax benefits in income tax expense, but is not significant at June 30, 2009.   The Company files its tax returns by the laws of the jurisdictions in which it operates.  The Company’s federal tax returns after 2003 and California tax returns after 2003 are still subject to examination.  Various state jurisdictions tax years remain open to examination as well, though the Company believes any additional assessment will be immaterial to its consolidated financial statements.

Note 8 – Preferred Stock

Qualstar’s capital structure allows for the Board of Directors to authorize 5,000,000 shares of preferred stock. The Board of Directors has authority to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares of preferred stock without any future vote or action by the shareholders. At June 30, 2009 and 2008, there were no outstanding shares of preferred stock.

Note 9 – Shared Based Stock Option Plans

The Company has two share-based compensation plans as described below. During fiscal 2009, 2008 and 2007, the Company recorded share-based compensation associated with outstanding stock option grants of approximately $93,000, $112,000 and $90,000, respectively. No income tax benefit was recognized in the income statement for share-based arrangements in any period presented.

Qualstar adopted the1998 Stock Incentive Plan, (the “1998 Plan”) under which incentive and nonqualified stock options could be granted for an aggregate of no more than 1,215,000 shares of common stock. Under the terms of the plan, options could be issued at an exercise price of not less than 100% of the fair market value of common stock on the date of grant. These option awards typically vest based on 4 years of continuous service at a rate of 25% per year and terminate as specified in each option agreement, but terminate no later than ten years after the date of grant. The 1998 Plan expired in 2008 and no additional options may be granted under that plan. However, options previously granted under the 1998 Plan will continue under their terms.

Qualstar adopted the 2008 Stock Incentive Plan (the “2008 Plan”) under which incentive and nonqualified stock options may be granted for an aggregate of no more than 500,000 shares of common stock. Under the terms of the 2008 Plan, options may be issued at an exercise price of not less than 100% of the fair market value of common stock on the date of grant. These option awards typically vest based on 4 years of continuous service at a rate of 25% per year and terminate as specified in each option agreement, but terminate no later than ten years after the date of grant. No options have been granted under the 2008 Plan as of June 30, 2009.

Index

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination in determining forfeiture rates and evaluates separate groups of employees by functional area that have similar historical exercise behavior. The expected term of options granted is estimated based on the vesting term of the award, historical employee exercise behavior, expected volatility of the Company’s stock and an employee’s average length of service. The risk-free interest rate used in this model correlates to a U.S. constant rate Treasury security with a contractual life that approximates the expected term of the option award. Weighted-average numbers have been used below as indicated. There were no option grants under either plan during fiscal year 2009, and the grants made during fiscal years 2008 and 2007 were under the 1998 Plan.

	2008	2007
Expected dividend yield	7.77%	0%
Risk-free interest rate	3.5%	4.5%
Expected life of options	6 years	5 years
Annual rate of quarterly dividend	7.8%	—
Volatility	34.6%	35.4%

The following table summarizes all stock option activity (in thousands, except per share amounts):

Options	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2008	623	$4.00	6.47	$3.00
Granted	—	—
Exercised	—	—
Forfeited or expired	(50)	$(2.88)
Outstanding at June 30, 2009	573	$4.10	5.29	$—
Exercisable at June 30, 2009	472	$4.34	3.78	$—

The weighted-average grant date fair value per share of options granted during the fiscal years 2008 and 2007 was $0.48 and $1.13, respectively. No options were granted during fiscal year 2009.

At June 30, 2009, there was $78,000 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the 1998 Plan.  The cost is expected to be recognized over a weighted-average period of 1.5 years.  The total fair value of shares vested for fiscal years 2009, 2008 and 2007 was $93,000, $112,000 and $78,000, respectively.

Note 10 – Commitments

Qualstar’s lease agreement for its facility located in Simi Valley, California, expires in December 2015. Rent on this facility is $38,000 per month effective April 2009, with a step-up of 3% annually beginning in April 2010. The Company provides for rent expense on a straight-line basis over the lease term.

Qualstar’s lease agreement for its facility located in Boulder, Colorado, expires in May of 2012. Rent on this facility is $4,281 per month, with a step-up of approximately 3% annually. The Company provides for rent expense on a straight-line basis over the lease term.

Index

Future minimum lease payments under these leases are as follows:

Year Ending June 30,	Minimum Lease Payment
(in thousands)
2010	$512
2011	528
2012	539
2013	503
2014	518
2015 and thereafter	807
$3,407

Rent expense (including equipment rental) for the years ended June 30, 2009, 2008, and 2007, was $660,000, $725,000, and $665,000, respectively.

Note 11 – Segment Information

Based on the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and the manner in which the Chief Operating Decision Maker analyzes the business, Qualstar has determined that it has two separate operating segments.

Segment revenue, loss before income taxes and total assets were as follows:

	Year Ended June 30
	2009	2008	2007
Revenue	(in thousands)
Tape Libraries:
Product	$9,613	$14,711	$14,676
Service	2,728	2,718	2,929
Total Tape Libraries	12,341	17,429	17,605
Power Supplies	5,551	4,035	3,007
Consolidated Revenue	$17,892	$21,464	$20,612

	Year Ended June 30
	2009	2008	2007
Loss before Taxes	(in thousands)
Tape Libraries	$(2,636)	$(938)	$(1,310)
Power Supplies	80	202	(107)
Consolidated Loss before Income Taxes	$(2,556)	$(736)	$(1,417)

	Year Ended June 30
	2009	2008	2007
Total Assets	(in thousands)
Tape Libraries	$37,172	$41,257	$43,228
Power Supplies	(580)	1,400	835
Consolidated Assets	36,592	$42,657	$44,063

SFAS No. 131, establishes standards for reporting information about operating segments. This standard requires segmentation based on our internal organization and reporting of revenue and operating income based upon internal accounting methods. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. Our two segments are Tape Libraries and Power Supplies. The two segments discussed in this analysis are presented the way we internally managed and monitored performance in fiscal years 2009, 2008, and 2007. Our financial reporting systems present various data for management to operate the business, including internal profit and loss statements prepared on a basis consistent with U.S. GAAP. For the years ended June 30, 2009, 2008 and 2007 amounts do not reflect allocations for certain internal resources, pension expense, legal expense, accounting fees, and other items. However, this represented the measurement data used by the chief operating decision maker in evaluating performance. The tape library business has dominated our operations, thus, our operations and reporting have been set up to accommodate a single segment and attribute all revenues and expenses to the tape library side, with the power supply business being an ancillary part of overall operations. As the power supply segment grew in fiscal 2006 to represent greater than 10% of combined revenues, a framework for internal resource allocations for labor, including direct, indirect and overhead was implemented in fiscal 2006.

The types of products and services provided by each segment are summarized below:

Index

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

Power Supplies — The Company designs, develops, and sells ultra small, open frame, high efficiency switching power supplies. These power supplies are used to convert AC line voltage to DC and DC to DC for use in a wide variety of electronic equipment such as telecommunications equipment, machine tools, routers, switches, wireless systems, lighting and gaming devices.

Certain assets are tracked separately by the power supplies segment, and all others are recorded in the tape library segment for internal reporting presentations. Cash was not segregated between the two segments, but retained by the library segment for fiscal 2007, 2008 and through the third quarter of fiscal 2009. Cash was segregated between the two segments commencing in the fourth quarter of fiscal 2009.

Geographic Information

Information regarding revenues attributable to the Qualstar’s primary geographic operating regions is as follows:

	Year Ended June 30,
	2009	2008	2007
	(In thousands)
Revenues:
North America	$13,166	$15,619	$15,582
Europe	2,718	3,779	3,196
Asia Pacific	1,527	1,433	1,330
Other	481	633	504
	$17,892	$21,464	$20,612

The geographic classification of revenues is based upon the location to which the product is shipped. Qualstar does not have any significant long-lived assets outside of the United States.

Note 12 – Legal Proceedings

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

Note 13 – Benefit Plans

Qualstar has a voluntary deferred compensation plan (the Plan) qualifying for treatment under Internal Revenue Code Section 401(k). All employees are eligible to participate in the Plan following three months of service of employment and may contribute up to 100% of their compensation on a pre-tax basis, not to exceed the annual IRS maximum. Qualstar, at the discretion of management, may make matching contributions in an amount equal to 25% of the first 6% of compensation contributed by eligible participants. Qualstar’s contributions under the Plan totaled $54,000, $46,000, and $43,000 for the years ended June 30, 2009, 2008, and 2007, respectively.

Note 14 – Related Party Transactions

Qualstar’s outside counsel is a member of its board of directors. During the years ended June 30, 2009, 2008, and 2007 Qualstar paid $88,000, $83,000, and $69,000, respectively to the law firm in which the director is a shareholder for general business purposes.

Note 15 – Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Index

On June 15, 2009, we adopted the Financial Accounting Standards Board (“FASB”) Staff Positions (“FSP”) FAS 157-4, FSP FAS 115-2 and FAS 124-2, and FSP FAS 107-1 and APB 28-1. These FSP’s are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP FAS 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 and FAS 124-2 establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP FAS 107-1 and APB 28-1 expands the fair value disclosures required for all financial instruments within the scope of Statement of Financial Accounting Standards (“SFAS”) SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim periods. Adoption of these FSP’s did not have a significant impact on our accounting for financial instruments but did expand our associated disclosures.

On June 15, 2009, the FASB issued and we adopted SFAS No. 165, Subsequent Events.  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued.

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

On July 1, 2008, we adopted SFAS No. 157, Fair Value Measurements for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.

On July 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. SFAS No. 159 gives us the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis with the difference between the carrying value before election of the fair value option and the fair value recorded upon election as an adjustment to beginning retained earnings. We chose not to elect the fair value option for all marketable securities outstanding as of June 30, 2009.

Recent Accounting Pronouncements Not Yet Adopted

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which is effective for us beginning July 1, 2010. This Statement amends Financial Accounting Standards Board interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities an interpretation of ARB No. 51, to require revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We believe the adoption of this pronouncement will not have a material impact on out financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162 (The Hierarchy of Generally Accepted Accounting Principles).  SFAS No. 168 establishes only two levels of U.S. generally accepted accounting principles (“GAAP”): authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative U.S. accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which continue to be sources of authoritative GAAP for SEC registrants. All nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. Statement 168 is effective for interim and annual reporting periods ending after September 15, 2009.  We believe the adoption of this pronouncement will not have a material impact on out financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets.  SFAS No. 166 removes the concept of a qualifying special-purpose entity (QSPE) from SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and removes the exception from applying FIN 46(R). This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009. We believe the adoption of this pronouncement will not have a material impact on out financial statements.

Index

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

Note 16 – Quarterly Results of Operations (Unaudited)

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,
	(In thousands, except per share amounts)
Fiscal 2009:
Net sales	$3,769	$4,098	$4,623	$5,402
Gross profit	941	1,404	1,474	1883
Net loss	$(1,245)	$(720)	$(555)	$(39)
Net loss per share:
Basic and diluted	$(0.10)	$(0.06)	$(0.05)	$(0.00)

Fiscal 2008:
Net sales	$4,912	$5,171	$6,049	$5,332
Gross profit	1,966	1,786	2,045	1,624
Net Income (loss)	$(166)	$(322)	$(59)	$(206)
Net loss per share:
Basic and diluted	$(0.01)	$(0.03)	$(0.00)	$(0.02)

Note 16 - Subsequent Event

The Company has performed an evaluation of subsequent events through September 25, 2009, the date the Company issued these financial statements.

On August 28, 2009, the Company’s Board of Directors declared a cash dividend of $0.06 per share of common stock.  The cash dividend will be paid on September 28, 2009 to shareholders of record at the close of business on September 18, 2009.  The dividend payment will be approximately $735,000.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING ANDFINANCIAL DISCLOSURE

None.

Index

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Qualstar’s disclosure controls and procedures as of June 30, 2009, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over financial reporting

We did not make any changes in our internal control over financial reporting during the fiscal fourth quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we have concluded that, as of June 30, 2009, our internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

Index

PART III

The information called for by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K (except information as to Qualstar’s executive officers, which is included under Part I, Item 1 of this Report) will be included in Qualstar’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year ended June 30, 2009, and is hereby incorporated by reference to such Proxy Statement.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our executive officers and biographical information appears in Part I, Item 1 of this report. Information about our Directors may be found under the caption “Election of Directors” of our Proxy Statement (the “Proxy Statement”). That information is incorporated herein by reference.

Additional information in response to this item is incorporated herein by reference to our proxy statement to be filed within 120 days after our fiscal year ended June 30, 2009.

ITEM 11. EXECUTIVE COMPENSATION

Information in response to this item is incorporated by reference to our proxy statement to be filed within 120 days of our fiscal year ended June 30, 2009.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information in response to this item is incorporated by reference to our proxy statement to be filed within 120 days of our fiscal year ended June 30, 2009.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information in response to this item is incorporated by reference to our proxy statement to be filed within 120 days of our fiscal year ended June 30, 2009.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this item is incorporated by reference to our proxy statement to be filed within 120 days of our fiscal year ended June 30, 2009.

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

(b) Exhibits:

Exhibit No.	Description
3.1(1)	Restated Articles of Incorporation.

3.2(4)	Bylaws, as amended and restated January 14, 2000.

3.3(4)	Amendment to Bylaws, adopted December 21, 2007.

10.1(1)*	1998 Stock Incentive Plan, as amended and restated.

10.2(1)	Form of Indemnification Agreement.

10.3(2)	Lease agreement between Strategic Performance Fund-II, Inc. and Qualstar Corporation, dated September 20, 2000.

10.4	Amendment to Lease agreement between Strategic Performance Fund-II, Inc. and Qualstar Corporation, dated June 30, 2009.

10.45(5)*	2008 Stock Incentive Plan

14.1(3)	Code of Business Conduct and Ethics

23.1	Consent of Independent Registered Public Accounting Firm (SingerLewak, LLP).

23.2	Consent of Independent Registered public Accounting Firm (Ernst & Young, LLP).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________

(1)	Incorporated by reference to the designated exhibits to Qualstar’s registration statement on Form S-1 (Commission File No. 333-96009), declared effective by the Commission on June 22, 2000.

(2)	Incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

(3)	Incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-K for the fiscal year ended June 30, 2004.

(4)	Incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-Q for the fiscal quarter ended December 31, 2007.

(5)	Incorporated by reference to Exhibit 10.1 to Qualstar’s Report on Form 10-Q/A for the fiscal quarter ended March 31, 2009.

*	Each of these exhibits constitutes a management contract, compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of this report.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALSTAR CORPORATION

Date: September 25, 2009	By:	/s/ WILLIAM J. GERVAIS
William J. Gervais,
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ WILLIAM J. GERVAIS	Chief Executive Officer,	September 25, 2009
William J. Gervais	President and Director
(Principal executive officer)

/s/ NIDHI H. ANDALON	CFO	September 25, 2009
Nidhi H. Andalon	(Principal financial officer)

/s/ RICHARD A. NELSON	Vice President, Engineering	September 25, 2009
Richard A. Nelson	Secretary and Director

/s/ CARL W. GROMADA	Director	September 25, 2009
Carl W. Gromada

/s/ STANLEY W. CORKER	Director	September 25, 2009
Stanley W. Corker

/s/ ROBERT E. RICH	Director	September 25, 2009
Robert E. Rich

/s/ ROBERT A. MEYER	Director	September 25, 2009
Robert A. Meyer

Index

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Restated Articles of Incorporation.

3.2(4)	Bylaws, as amended and restated January 14, 2000.

3.3(4)	Amendment to Bylaws, adopted December 21, 2007.

10.1(1)*	1998 Stock Incentive Plan, as amended and restated.

10.2(1)	Form of Indemnification Agreement.

10.3(2)	Lease agreement between Strategic Performance Fund-II, Inc. and Qualstar Corporation, dated September 20, 2000.

10.4	Amendment to Lease agreement between Strategic Performance Fund-II, Inc. and Qualstar Corporation, dated June 30, 2009.

10.45(5)*	2008 Stock Incentive Plan

14.1(3)	Code of Business Conduct and Ethics

23.1	Consent of Independent Registered Public Accounting Firm (SingerLewak, LLP).

23.2	Consent of Independent Registered public Accounting Firm (Ernst & Young, LLP).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________

(1)	Incorporated by reference to the designated exhibits to Qualstar’s registration statement on Form S-1 (Commission File No. 333-96009), declared effective by the Commission on June 22, 2000.

(2)	Incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

(3)	Incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-K for the fiscal year ended June 30, 2004.

(4)	Incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-Q for the fiscal quarter ended December 31, 2007.

(5)	Incorporated by reference to Exhibit 10.1 to Qualstar’s Report on Form 10-Q/A for the fiscal quarter ended March 31, 2009.

*	Each of these exhibits constitutes a management contract, compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of this report.