Form 10-K/A
period 2009-06-30
QUALSTAR CORP
filed 2009-10-28
CIK 758938

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

DOCUMENTS INCORPORATED BY REFERENCE

None

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our executive officers and biographical information appears in Part I, Item 1 of this report under the caption “Executive Officers of the Registrant.”  The current members of our Board of Directors and biographical information is set forth below:

Name	Age	Position

William J. Gervais	66	Chief Executive Officer, President and Director
Richard A. Nelson	66	Vice President — Engineering, Secretary and Director
Stanley W. Corker	58	Director
Carl W. Gromada	68	Director
Robert A. Meyer	64	Director
Robert E. Rich	59	Director

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

To our knowledge, based solely on a review of the copies of Section 16(a) reports furnished to us and written representations that no other reports were required during the fiscal year ended June 30, 2009, our officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements except as follows:  Nidhi H. Andalon was appointed our Chief Financial Officer on January 19, 2009, and her initial statement of beneficial ownership on Form 3 was not filed until February 11, 2009, which was thirteen days after it was due.

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

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section contains a discussion of the material elements of compensation awarded to, earned by, or paid to our principal executive officer, our principal financial officer, and our other executive officers who were serving as executive officers of Qualstar at June 30, 2009.  These individuals are identified in the Summary Compensation Table and other compensation tables that follow this section, and are referred to throughout this report as our “named executive officers.”

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

The table below shows the base salary established for each of our named executive officers for fiscal years 2009 and 2010, and the percentage change compared to the prior fiscal year.  Salary adjustments typically do not coincide with the beginning of the fiscal year, so the amounts shown below may not be exactly the same as those shown in the Fiscal 2009 Summary Compensation Table.

Name and Principal Position	Fiscal 2009 Base Salary		Percent Change versus Fiscal 2008 Base Salary	Fiscal 2010 Base Salary		Percent Change versus Fiscal 2009 Base Salary
William J. Gervais	$175,000	(1)	(10.3%)	$157,500	(2)	(10.0%)
Chief Executive Officer and President
Nidhi H. Andalon	$140,000	(3)	12.0%	$150,000	(3)	7.1%
Chief Financial Officer
Richard A. Nelson	$170,000		─	$153,000	(2)	(10.0%)
Vice President of Engineering
Robert K. Covey	$184,000		7.0%	$165,600	(2)	(10.0%)
Vice President of Marketing
__________
(1)	Mr. Gervais voluntarily reduced his base salary from a rate of $195,000 to a rate of $175,000 per year, effective August 25, 2008.

(2)	As a cost-saving measure, the base salaries of Mr. Gervais, Mr. Nelson and Mr. Covey were reduced by 10% for an indefinite period, effective as of July 2009.

(3)
Ms. Andalon’s base salary was increased to a rate of $140,000 per year upon her appointment as Chief Financial Officer on January 19, 2009.  Her base salary was further increased to a rate of $150,000 per year, effective as of July 2009.

Cash Bonuses

Historically, each year the Board of Directors, upon the recommendation of the Compensation Committee, has established a cash bonus plan for executive officers based on Qualstar achieving stated levels of consolidated revenue and pre-tax profits for the fiscal year, excluding the effects of acquisitions, if any, made during the fiscal year.  However, in recent years Qualstar has not achieved the levels of revenues or pre-tax profits required to earn even the minimum bonus amounts under prior bonus plans.  Consequently, the Board of Directors did not establish a bonus plan for executive officers for fiscal 2009, and has not established a bonus plan for executive officers for fiscal 2010.

Our Board of Directors reserves the right, however, to pay discretionary cash bonuses, if deemed appropriate.

Equity-Based Compensation

We use stock option grants as a form of long-term compensation.  For the past several years, however, our stock generally has not been actively traded and the price per share has declined or stayed within a relatively narrow range.  Consequently, stock options have not provided significant compensation in recent years.  We did not grant any stock options to our executive officers in fiscal 2009.

Our 2008 Stock Incentive Plan authorizes us to grant stock options to purchase, in the aggregate, up to 500,000 shares of our common stock.  This plan was adopted by our Board of Directors in November 2008 and approved by our shareholders in March 2009, and replaces our 1998 Stock Incentive Plan, which expired in 2008.  Under both plans, the exercise price of stock options must be no less than the closing price of our common stock on the date of grant.  It is our policy to grant stock options only at duly held meetings of our Board of Directors, with an exercise price equal to the closing price of our common stock on the date of the Board meeting.

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

William J. Gervais and Richard A. Nelson co-founded Qualstar in 1984 and they continue to serve Qualstar full time as executive officers.  The Compensation Committee considers both Mr. Gervais and Mr. Nelson to be largely responsible for the success the Company has achieved, and to be two of our most important employees.  However, Mr. Gervais and Mr. Nelson historically have requested that their base salaries be maintained at levels the Compensation Committee considers to be relatively low.  The reasons for this include their belief that in the long term their individual equity ownership of Qualstar potentially will provide greater financial returns than current compensation.  Moreover, Mr. Gervais voluntarily reduced his salary from a rate of $195,000 per year to a rate of $175,000 per year effective August 25, 2008 in order to reduce costs.  In order to further reduce costs, our Board of Directors, upon the recommendation of Mr. Gervais, reduced the base salaries of Mr. Gervais and Mr. Nelson, as well as of Mr. Covey, by 10% for an indefinite period, effective as of July 2009.  Mr. Gervais and Mr. Nelson also have never requested nor accepted stock option awards.

Nidhi H. Andalon was appointed our Chief Financial Officer by our Board of Directors on January 19, 2009. Ms. Andalon joined Qualstar’s finance department in January 2003 as a senior accountant, and was promoted to Assistant Controller in June 2004 and to Controller in October 2005.  Upon being appointed Chief Financial Officer, our Board approved an increase in her base salary from $125,000 to $140,000 to reflect her increased responsibilities.  In recognition of her performance as Chief Financial Officer during her first six months in that position, our Board approved a further increase in her base salary to a rate of $150,000 per year, effective as of July 2009.

Mr. Covey has been our Vice President of Marketing since 1994.  On November 5, 2008, the Board approved an increase in Mr. Covey’s base salary to $184,000 per year, effective retroactively to July 1, 2008, to bring his compensation more in line with market rates for persons with similar duties and responsibilities at other companies.  However, in order to reduce costs, our Board of Directors, upon the recommendation of Mr. Gervais, reduced the base salary of Mr. Covey, as well as the base salaries of Mr. Gervais and Mr. Nelson, by 10% for an indefinite period, effective as of July 2009.

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

Stanley W. Corker (Chairman)
Carl W. Gromada
Robert A. Meyer

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Our Board of Directors has a standing Compensation Committee.  The members of this committee during the fiscal year ended June 30, 2009 and presently are Stanley W. Corker, Carl W. Gromada and Robert A. Meyer.  No executive officer of Qualstar serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors.  No member of the Compensation Committee is, or ever has been, an employee or officer of Qualstar.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following tables show information about the compensation earned by our principal executive officer, our principal financial officer, and our other executive officers who were serving as executive officers at June 30, 2009.  These officers are referred to in this report as the “named executive officers.”

Fiscal Year 2009 Summary Compensation Table

Name and Principal Position	Year	Salary (1) ($)	Bonus (1) ($)	Option Awards (2) ($)	All Other Compensation (3) ($)	Total ($)
William J. Gervais	2009	$178,838	$—	$—	$2,254	$181,092
Chief Executive Officer and President	2008	195,000	—	—	3,867	198,867
	2007	193,000	—	—	3,868	196,868
Nidhi H. Andalon (4)	2009	130,276	—	3,840	1,275	131,550
Chief Financial Officer
Andrew A. Farina (5)	2009	114,026	—	6,423	15,334	135,783
Vice President and Chief Financial Officer	2008	169,055	—	15,636	573	185,264
	2007	92,000	—	6,017	286	98,303
Richard A. Nelson	2009	171,273	—	—	5,730	177,003
Vice President of Engineering	2008	169,998	—	—	6,274	176,272
	2007	164,000	—	—	6,545	170,545
Robert K. Covey	2009	183,467	—	—	5,123	188,590
Vice President of Marketing	2008	175,303	—	—	4,445	179,748
	2007	171,000	—	—	3,962	174,962
____________
(1)
The amounts shown in these columns reflect salary and bonuses earned by the named executive officers for each of the fiscal years indicated and include amounts which the executives elected to defer, on a discretionary basis, pursuant to Qualstar’s 401(k) savings plan.

(2)
The amounts shown in this column represent the compensation expense recognized by Qualstar in each of the fiscal years indicated for financial statement reporting purposes with respect to the fair value of stock options granted during fiscal 2009 and in prior fiscal years.  The compensation expense is computed in accordance with SFAS 123R, and does not necessarily correspond to the actual value that will be realized by the named executive officers.  Stock options granted to the named executive officers vest over four years at the rate of 25% of the shares as of each anniversary of the date of grant.   Pursuant to SEC rules, the dollar amounts shown in the table exclude the impact of estimated forfeitures related to service-based vesting conditions.  Under SFAS 123R, the fair value of stock options is calculated using the closing price of Qualstar common stock on the date of grant.  As a result of Mr. Farina’s termination as of January 16, 2009, he forfeited stock options for 50,000 shares.  The compensation expense with respect to Mr. Farina’s options that vested in fiscal 2009, less the reversal of amounts previously accrued relating to his forfeited options, resulted in  net compensation expense of $6,423 recognized by Qualstar in fiscal 2009.  This amount is included in the table above.  For additional information regarding the calculation of the fair value of stock options, refer to note 9 of the Qualstar financial statements included in Item 8 of this report.

(3)
The amounts shown above under “All Other Compensation” represent matching contributions under our 401(k) plan, and premiums for disability and life insurance.  For Mr. Farina, the amount shown for fiscal 2009 also includes a $15,000 severance paid upon his termination of employment.

(4)	Ms. Andalon was appointed our Chief Financial Officer effective January 19, 2009.

(5)	Mr. Farina’s employment terminated as of January 16, 2009.

Grants of Plan-Based Awards

The following table sets forth information regarding grants of awards to each named executive officer during the year ended June 30, 2009 under our equity incentive plan.

Grants of Plan-Based Awards in Fiscal Year 2009

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (1) (#)	Exercise or Base Price of Option Awards ($ / Sh)	Grant Date Fair Value of Stock and Option Awards (2) ($)

William J. Gervais	—	—	—	—
Nidhi H. Andalon	—	—	—	—
Andrew A. Farina	—	—	—	—
Richard A. Nelson	—	—	—	—
Robert K. Covey	—	—	—	—
____________
(1)
The amounts shown in this column represent the number of shares of common stock underlying stock options granted in fiscal year 2009 to each named executive officer.  Stock options granted to the named executive officers vest over four years at the rate of 25% of the number of shares as of each anniversary of the date of grant, provided that the executive is still employed by Qualstar on the vesting date.

(2)
The amounts shown in this column represent the full grant date fair value of stock options granted in fiscal year 2009, computed in accordance with SFAS 123R, and does not necessarily correspond to the actual value that will be realized by the named executive officers.  Under SFAS 123R, the grant date fair value of stock options is calculated using the closing price of Qualstar common stock on the date of grant.  This amount is then recognized by the Company as compensation expense for financial statement reporting purposes ratably over the vesting period.  The amount recognized as compensation expense in fiscal 2009 is included in the Summary Compensation Table above in the column headed “Option Awards.”  For additional information regarding the calculation of the grant date fair value of stock options, refer to note 9 of the Qualstar financial statements included in Item 8 of this report.

Outstanding Equity Awards

The following table provides information regarding outstanding equity awards held by each named executive officer as of June 30, 2009, including the number of unexercised vested and unvested stock options. The vesting schedule for each grant is shown following this table.

Outstanding Equity Awards at 2009 Fiscal Year End

Option Awards
	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price	Option Expiration
Name	Exercisable	Unexercisable (1)	($)	Date
William J. Gervais	—	—	—	—
Nidhi H. Andalon	12,000	4,000	$3.02	06/14/2016
Andrew A. Farina (2)	—	—	—	—
Richard A. Nelson	—	—	—	—
Robert K. Covey	20,000	—	5.94	01/03/2012
______________
(1)
Stock options granted to the named executive officers vest over four years at the rate of 25% of the options as of each anniversary of the date of grant, provided that the executive is still employed by Qualstar on the vesting date.  The amounts shown in this column represent the remaining unvested portion of each option grant.

(2)	Andrew A. Farina’s employment terminated as of January 16, 2009.

Option Exercises

The table below sets forth information for each named executive officer regarding the exercise of stock options during the fiscal year ended June 30, 2009, including the aggregate value realized upon exercise before payment of any applicable withholding taxes.

Option Exercises in Fiscal Year 2009

Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (1) ($)
William J. Gervais	—	—
Nidhi H. Andalon	—	—
Andrew A. Farina	—	—
Richard A. Nelson	—	—
Robert K. Covey	—	—
_________________
(1)
The value realized on exercise of option awards represents the market price per share of common stock on the date of exercise, less the stock option exercise price per share, multiplied by the number of stock options exercised.

Director Compensation

Each of our non-employee directors receives cash fees and equity-based awards as compensation for his service on the Board of Directors and the committees of the Board on which he is a member.  The table below sets forth cash compensation earned by each non-employee director, and share-based compensation expense recognized by us for each non-employee director, during the fiscal year ended June 30, 2009.  All compensation earned by Mr. Gervais and Mr. Nelson is reported in the Summary Compensation Table above and has been excluded from the table below.

Fiscal Year 2009 Director Compensation Table

Name	Fees Earned or Paid in Cash (1) ($)	Option Awards (2)(3) ($)	Total ($)
Stanley W. Corker	$20,000	$5,760	$25,760
Carl W. Gromada	20,000	5,760	25,760
Robert A. Meyer	20,000	5,760	25,760
Robert E. Rich	13,000	5,760	18,760
__________________
(1)
The amounts shown in this column represent the amount of cash compensation earned in fiscal year 2009 for service on the Board of Directors and any committees of the Board on which the director was a member in fiscal 2009.

(2)
The amounts shown in this column represent the compensation expense recognized by Qualstar in fiscal year 2009 for financial statement reporting purposes with respect to the fair value of stock options granted in prior fiscal years.  No stock options were granted to our directors during fiscal 2009.  The compensation expense is computed in accordance with SFAS 123R, and does not necessarily correspond to the actual value that will be realized by the directors.  Stock options granted to our directors vest over four years at the rate of 25% of the shares as of each anniversary of the date of grant.  Pursuant to SEC rules, the dollar amounts shown in the table exclude the impact of estimated forfeitures related to service-based vesting conditions.  Under SFAS 123R, the fair value of stock options is calculated using the closing price of Qualstar common stock on the date of grant. For additional information regarding the calculation of the fair value of stock options, refer to note 9 of the Qualstar financial statements included in Item 8 of this report.

(3)	As of June 30, 2009, each of our non-employee directors named in the above table held unexercised stock options for 24,000 shares of our common stock.

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

Directors are eligible to receive stock options under our 2008 Stock Incentive Plan.  However, no stock options were granted to our non-employee directors during the fiscal year ended June 30, 2009.

Potential Benefits Upon or Following a Change in Control

Stock options granted under our 2008 Stock Incentive Plan and our 1998 Stock Incentive Plan provide that upon certain circumstances in the event of or following a change in control of Qualstar, the unvested portion of such stock options will accelerate and become immediately vested in full.  In general, a change in control is deemed to occur if we were to sell substantially all of our assets or if Qualstar were to merge into, consolidate with or enter into a reorganization with another entity in a transaction in which Qualstar is not the surviving corporation.

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

The table below sets forth information regarding the estimated amounts that each named executive officer would have realized in the event that a change in control of Qualstar had occurred and all of his unvested stock options had accelerated and become immediately vested in full as of June 30, 2009.

Estimated Benefits at 2009 Fiscal Year End in the Event of a Change in Control

Name	Option Awards (1)
William J. Gervais	—
Nidhi H. Andalon	—
Andrew A. Farina	—
Richard A. Nelson	—
Robert K. Covey	—

(1)
The amounts in this column represent the aggregate gain each named executive officer would have realized if all unvested stock options that were held by him or her on June 30, 2009 accelerated and became immediately vested in full on that date.  The amount of gain was calculated based on the difference between the exercise price of each unvested option and the closing price of our common stock on that date, which was $2.19 per share.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock as of October 20, 2009 for:

•	each person (or group of affiliated persons) who we know beneficially owns more than 5% of our common stock;

•	each of our directors;

•	each of the named executive officers; and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares.  Except as indicated by footnote, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned, subject to community property laws where applicable.  The percentage of shares beneficially owned is based on 12,253,117 shares of common stock outstanding as of October 20, 2009.  Shares of common stock subject to options currently exercisable or exercisable within 60 days of October 20, 2009, are deemed outstanding for computing the percentage of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.  The address for those individuals for which an address is not otherwise indicated is: c/o Qualstar Corporation, 3990-B Heritage Oak Court, Simi Valley, California 93063.

	Common	Options Exercisable Within 60	Beneficial Ownership
Name	Shares Owned	Days (1)	Number	Percent

William J. Gervais	3,071,045	—	3,071,045	25.1%
Richard A. Nelson	1,885,261	—	1,885,261	15.4%
Harvey Partners, LLC (2)	756,000	—	756,000	6.2%
350 Madison Avenue, Floor 8, New York, NY 10017
Porter Orlin LLC (3)	713,920	—	713,920	5.8%
665 Fifth Avenue, Floor 34, New York, NY 10103
Stanley W. Corker	18,940	18,000	36,940	*
Carl Gromada	48,271	18,000	66,271	*
Robert A. Meyer	—	18,000	18,000	*
Robert E. Rich	131,400	18,000	149,400	1.2%
Robert K. Covey	48,280	20,000	68,280	*
Nidhi H. Andalon	—	12,000	12,000	*
Andrew A. Farina	—	—	—	*
All directors and officers as a group (10 persons)	5,203,197	104,000	5,307,197	42.9%
___________
*Less than 1.0%

(1)	Represents shares that may be acquired upon exercise of stock options which are either currently vested or will vest within 60 days of October 20, 2009.

(2)	Based on information contained in reports filed with the Securities and Exchange Commission, Harvey Partners, LLC, an investment adviser, beneficially owns 756,000 shares as of April 3, 2009.

(3)	Based on information contained in reports filed with the Securities and Exchange Commission, Porter Orlin LLC, an investment adviser, beneficially owns 713,920 shares as of April 3, 2009.

Additional Equity Compensation Plan Information

Information regarding Qualstar’s equity compensation plans as of June 30, 2009 is included in Item 5 of this report and is incorporated herein by reference.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accountants

The aggregate fees billed by SingerLewak LLP, our independent registered public accounting firm for fiscal year 2009, and by Ernst & Young LLP, our independent registered public accounting firm for fiscal year 2008, for professional services rendered to Qualstar during the fiscal years ended June 30, 2009 and June 30, 2008, respectively, were comprised of the following:

	Fiscal 2009	Fiscal 2008
Audit Fees	$121,091	$257,040
Audit-related fees	—	7,350
Tax fees	—	83,938
All other fees	—	—
Total fees	$121,091	$348,328

Audit fees include fees for professional services rendered in connection with the audit of our consolidated financial statements for each year and reviews of our unaudited consolidated quarterly financial statements, as well as fees related to consents and reports in connection with regulatory filings for those fiscal years.

Audit-related fees in fiscal 2008 were primarily for general assistance in connection with the implementation of procedures required to comply with rules and regulations promulgated pursuant to the Sarbanes-Oxley Act of 2002.

Ernst & Young LLP was our principal accountant for tax compliance, tax advice and tax planning during both fiscal years 2009 and 2008.  Tax fees related primarily to tax compliance and advisory services, and the preparation of federal and state tax returns.  Tax fees for fiscal 2008 also include professional services related to government audits of our federal and state tax returns.  Tax fees billed to us by Ernst & Young LLP during  fiscal year 2009 were $79,540.

Audit Committee Pre-Approval Policies and Procedures

Our Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accountants in accordance with applicable Securities and Exchange Commission rules. The Audit Committee adopted a written pre-approval policy on June 25, 2003, and all services performed by SingerLewak, LLP and Ernst & Young, LLP in connection with engagements subsequent to June 25, 2003 have been pre-approved in accordance with the Audit Committee’s pre-approval policy. The Audit Committee generally pre-approves particular services or categories of services on a case-by-case basis. The independent registered public accountants and management periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accountants in accordance with these pre-approvals, and the fees for the services performed to date.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALSTAR CORPORATION

Date: October 28, 2009	By:	/s/ WILLIAM J. GERVAIS
William J. Gervais,
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM J. GERVAIS	Chief Executive Officer,	October 28, 2009
William J. Gervais	President and Director

/s/ NIDHI H. ANDALON	Chief Financial Officer	October 28, 2009
Nidhi H. Andalon	(principal financial officer)

/s/ RICHARD A. NELSON	Vice President, Engineering	October 28, 2009
Richard A. Nelson	Secretary and Director

/s/ CARL W. GROMADA	Director	October 28, 2009
Carl W. Gromada

/s/ STANLEY W. CORKER	Director	October 28, 2009
Stanley W. Corker

/s/ ROBERT E. RICH	Director	October 28, 2009
Robert E. Rich

/s/ ROBERT A. MEYER	Director	October 28, 2009
Robert A. Meyer

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Restated Articles of Incorporation.
3.2(4)	Bylaws, as amended and restated January 14, 2000.
3.3(4)	Amendment to Bylaws, adopted December 21, 2007.
10.1(1)*	1998 Stock Incentive Plan, as amended and restated.
10.2(1)	Form of Indemnification Agreement.
10.3(2)	Lease agreement between Strategic Performance Fund-II, Inc. and Qualstar Corporation, dated September 20, 2000.
10.4	Amendment to Lease Agreement between Strategic Performance Fund-II, Inc. and Qualstar Corporation, dated June 30, 2009.
10.45(5)*	2008 Stock Incentive Plan
14.1(3)	Code of Business Conduct and Ethics
23.1	Consent of Independent Registered Public Accounting Firm (SingerLewak, LLP).
23.2	Consent of Independent Registered Public Accounting Firm (Ernst & Young, LLP).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________
(1)	Incorporated by reference to the designated exhibits to Qualstar’s registration statement on Form S-1 (Commission File No. 333-96009), declared effective by the Commission on June 22, 2000.

(2)	Incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

(3)	Incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-K for the fiscal year ended June 30, 2004.

(4)	Incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-Q for the fiscal quarter ended December 31, 2007.

(5)	Incorporated by reference to Exhibit 10.1 to Qualstar’s report on Form 10-Q/A for the fiscal quarter ended March 31, 2009

*	Each of these exhibits constitutes a management contract, compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of this report.