Form 10-Q
period 2009-09-30
QUALSTAR CORP
filed 2009-11-12
CIK 758938

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

Form 10-Q
________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended September 30, 2009

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

Total shares of common stock without par value outstanding at September 30, 2009 is 12,253,117.

QUALSTAR CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

Index

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUALSTAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
 (In thousands)

	September 30, 2009	June 30, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,384	$3,749
Marketable securities, short-term	14,142	16,856
Receivables, net of allowances of $60 at September 30, 2009, and $85 at June 30, 2009	2,098	2,305
Inventories, net	5,622	5,822
Prepaid expenses and other current assets	410	397
Total current assets	24,656	29,129
Property and equipment, net	317	361
Marketable securities, long-term	10,010	7,056
Other assets	46	46
Total assets	$35,029	$36,592

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$941	$649
Accrued payroll and related liabilities	395	505
Other accrued liabilities	861	894
Total current liabilities	2,197	2,048

Other long term liabilities	34	34

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized, 12,253 shares issued and outstanding as of September 30, 2009 and June 30, 2009	18,805	18,798
Accumulated other comprehensive income	135	168
Retained earnings	13,858	15,544
Total shareholders’ equity	32,798	34,510
Total liabilities and shareholders’ equity	$35,029	$36,592

See notes to condensed consolidated financial statements.

Index

QUALSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited) (In thousands, except per share data)

	Three Months Ended September 30,
	2009	2008
Net Revenues	$3,679	$5,402
Cost of goods sold	2,716	3,519
Gross profit	963	1,883
Operating expenses:
Research and development	802	743
Sales and marketing	544	695
General and administrative	671	766
Total operating expenses	2,017	2,204
Loss from operations	(1,054)	(321)
Investment Income	103	280
Loss before income taxes	(951)	(41)
Benefit for income taxes	-	(2)
Net loss	$(951)	$(39)
Loss per common share:
Basic and Diluted	$(0.08)	$(0.00)
Weighted average common shares outstanding:
Basic and Diluted	12,253	12,253
Cash dividends declared per common share	$0.06	$0.00

See notes to condensed consolidated financial statements.

Index

QUALSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Three Months Ended September 30,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(951)	$(39)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46	56
Provision for (recovery of) bad debts and returns, net	(15)	2
Provision for (recovery of) inventory reserve	123	(78)
Stock based compensation	7	24
(Gain) loss on sale of securities	-	4
Changes in operating assets and liabilities:
Accounts receivable	222	(283)
Inventories	77	(22)
Prepaid expenses and other assets	(13)	(84)
Accounts payable	292	48
Accrued payroll and related liabilities	(111)	(99)
Other accrued liabilities	(32)	(36)
Net cash used in operating activities	(355)	(507)
INVESTING ACTIVITIES:
Purchases of equipment	(2)	(14)
Purchases of marketable securities	(6,279)	(7,846)
Proceeds from the sale of marketable securities	6,006	10,884
Net cash (used in) provided by investing activities	(275)	3,024
FINANCING ACTIVITIES:
Cash dividends on common shares	(735)	(735)
Net cash used in financing activities	(735)	(735)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,365)	1,782

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,749	6,744

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,384	$8,526

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$10	$5

See notes to condensed consolidated financial statements.

Index

QUALSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2009
(Unaudited) (In thousands)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Income	Earnings	Total
Balance at June 30, 2009	12,253	$18,798	$168	$15,544	$34,510
Share-based compensation	—	7	—	—	7
Cash dividend on common shares	—	—	—	(735)	(735)
Comprehensive loss:
Net loss	—	—	—	(951)	(951)
Change in unrealized losses on investments	—	—	(33)	—	(33)
Comprehensive Loss	—	—	—	—	(984)
Balance at September 30, 2009	12,253	$18,805	$135	$13,858	$32,798

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

Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in the Qualstar Corporation Annual Report on Form 10-K for the fiscal year ended June 30, 2009, filed with the Securities and Exchange Commission (“SEC”) on September 25, 2009.

Basis of Consolidation

The consolidated financial statements include the accounts and operations of Qualstar and its wholly owned subsidiary.  All significant intercompany accounts have been eliminated.

The Company’s wholly owned subsidiary, Qualstar Sales and Service Corporation, was liquidated and dissolved pursuant to a plan of dissolution which was adopted by the board of directors and approved by the sole shareholder of Qualstar Sales and Service Corporation on June 30, 2009.  Pursuant to the plan of dissolution, all assets of Qualstar Sales and Service Corporation were distributed to Qualstar Corporation, and all liabilities of Qualstar Sales and Service Corporation were assumed by Qualstar Corporation, effective June 30, 2009.

Note 2 – Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

On September 15, 2009, we adopted the authoritative guidance that establishes only two levels of U.S. generally accepted accounting principles (“GAAP”): authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative U.S. accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which continue to be sources of authoritative GAAP for SEC registrants. All nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. Adoption of the new guidance did not have a material impact on our financial statements.

On July 1, 2009 we adopted the authoritative guidance on fair value measurement, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Adoption of the new guidance did not have a material impact on our financial statements.

Index

QUALSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

On July 1, 2009 we adopted the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on business combinations. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred.  Adoption of the new guidance did not have a material impact on our financial statements.

On July 1, 2009 we adopted the authoritative guidance issued by the FASB that changes the accounting and reporting for minority interests.  Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions.  In addition, net income attributable to the noncontrolling interest will be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in net income.  Adoption of the new guidance did not have a material impact on our financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In June 2009, the FASB issued authoritative guidance which is effective for us beginning July 1, 2010.  The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. Adoption of the new guidance will not have a material impact on out financial statements.

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for us beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance, Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe adoption of this new guidance will not have a material impact on our financial statements.

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

Our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Sales outside of North America represented approximately 24.1% of net revenues in the three months ended September 30, 2009, and 26.8% of net revenues in the three months ended September 30, 2008.

Two customers accounted for 11.8% and 10.8%, respectively, or 22.6% in the aggregate, of the Company’s consolidated revenue for the three-month period ended September 30, 2009.  The customers’ accounts receivable balances, net of specific allowances, totaled approximately 5.7% and 15.0%, respectively, or 20.7% in the aggregate, of net accounts receivable as of September 30, 2009. Two customers accounted for 11.1% and 10.6%, respectively, or 21.7% in the aggregate, of the company’s consolidated revenue for the three-month period ended September 30, 2008.  The customers’ accounts receivable balances, net of specific allowances, totaled approximately 3.9% and 16.1%, respectively, or 20.0% in the aggregate, of net accounts receivable as of September 30, 2008.

Index

QUALSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

Sales and costs of goods sold related to tape library products only available from one supplier totaled approximately 13.9% and 15.6% for the three months ended September 30, 2009 and 15.1% and 18.0% for the three months ended September 30, 2008, respectively, of total sales and cost of goods sold.

Note 4 – Loss Per Share

Basic loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding.  Diluted loss per share has been computed by dividing net loss by the weighted average common shares outstanding plus dilutive securities or other contracts to issue common stock as if these securities were exercised or converted to common stock.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended September 30,
In thousands (except per share amounts):	2009	2008
Net loss (a)	$(951)	$(39)
Weighted average outstanding shares of common stock (b)	12,253	12,253
Dilutive potential common shares from employee stock options	—	—
Common stock and common stock equivalents (c)	12,253	12,253
Loss per share:
Basic net loss per share (a)/(b)	$(0.08)	$(0.00)
Diluted net loss per share (a)/(c)	$(0.08)	$(0.00)

Stock options are excluded for the three-month periods ended September 30, 2009 and 2008, respectively, from the computation of diluted loss per share, as the effect would have been anti-dilutive.

Note 5 – Marketable Securities

Marketable securities consist primarily of commercial paper, U.S. government and agency securities, mortgage-backed securities and corporate bonds. These securities are classified in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities which Qualstar has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. All of Qualstar’s marketable securities were classified as available-for-sale at September 30, 2009 and June 30, 2009.

Available-for-sale securities are recorded at market value. Unrealized holding gains and losses, net of the related income tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of shareholders’ equity until realized. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale are included in earnings when the underlying securities are sold and are derived using the specific identification method for determining the cost of securities sold. There was no gain or loss on the sale of marketable securities for the three months ended September 30, 2009. Gain on the sale of securities for the three months ended September 30, 2008 was $4,000.  The change in net unrealized holding gain (loss) on available-for-sale securities that has been included in the other comprehensive income of shareholder’s equity during the three months ended September 30, 2009 and 2008 was $33,000 and $(220,000), respectively.

Index

QUALSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

Note 6 – Financial Instruments

We account for certain assets and liabilities at fair value. Fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.

The hierarchy below prioritizes the valuation inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

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

In general, and where applicable, we use quoted prices in active markets for identical assets to determine fair value. This pricing methodology applies to our Level 1 investments such as U.S. treasuries and agency securities and exchange-traded mutual funds. If quoted prices in active markets for identical assets are not available to determine fair value, then we use quoted prices for similar assets or inputs other than the quoted prices that are observable either directly or indirectly. These investments are included in Level 2 and consist primarily of corporate bonds, mortgage-backed securities, and certain agency securities.  While we own certain mortgage-backed fixed income securities, our portfolio as of September 30, 2009 does not contain direct exposure to subprime mortgages or structured vehicles that derive their value from subprime collateral.  Our mortgage-backed securities are collateralized by prime residential mortgages and carry a 100% principal and interest guarantee, primarily from Federal National Mortgage Association and Federal Home Loan Mortgage Corporation.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at September 30, 2009 (in thousands):

Assets	Level 1	Level 2	Net Balance
Cash	$903	–	$903
Money Market Mutual fund	1,481	–	1,481
U.S. government and agency securities	11,842	10,044	21,886
Mortgage-backed securities	–	1,901	1,901
Corporate bonds	–	365	365
Total	$14,226	$12,310	$26,536

Index

QUALSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

Note 7 - Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventories are comprised as follows (in thousands):

	September 30, 2009	June 30, 2009
Raw materials	$5,020	$5,389
Finished goods	1,547	1,248
Subtotal	6,567	6,637
Less: Inventory reserve	(945)	(815)
	$5,622	$5,822

Note 8 – Warranty Obligations

We provide for the estimated costs of hardware warranties at the time the related revenue is recognized. We estimate the costs based on historical and projected product failure rates, historical and projected repair costs, and knowledge of specific product failures (if any). The specific hardware warranty terms and conditions generally include parts and labor over a three-year period. We regularly re-evaluate our estimates to assess the adequacy of the recorded warranty liabilities and adjust the amounts as necessary.

Activity in the liability for product warranty for the periods presented were as follows (in thousands):

	Three Months Ended September 30,
	2009	2008
Beginning balance	$167	$181
Cost of warranty claims	(16)	(17)
Accruals for product warranties	11	17
Ending balance	$162	$181

Note 9 – Comprehensive Loss

For the three months ended September 30, 2009 and 2008, comprehensive loss amounted to approximately $984,000 and $259,000, respectively. The difference between net loss and comprehensive loss relates to the changes in the unrealized losses or gains the Company recorded for its available-for-sale marketable securities.

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

Note 11 – Income Taxes

We did not record a provision or benefit for income taxes for the three months ended September 30, 2009. We recorded a benefit for income taxes of $2,000 for the three months ended September 30, 2008 relating to state income taxes paid during the quarter and interest expense accrued as part of our liability.

Index

QUALSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

The Company has recorded a full valuation allowance against its net deferred tax assets based on the Company’s assessment regarding the realizability of these net deferred tax assets in future periods.

Note 12 – Segment Information

In its operation of the business, management reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with U.S. GAAP. Our two segments are Tape Libraries and Power Supplies. The two segments discussed in this analysis are presented in the way we internally managed and monitored performance for the three months ended September 30, 2009 and 2008. Allocations for internal resources were made for the three months ended September 30, 2009 and 2008. Certain assets are tracked separately by the power supplies segment, and all others are recorded in the tape library segment for internal reporting presentations. Cash was not segregated between the two segments, but retained by the library segment through the third quarter of fiscal 2009. Cash was segregated between the two segments commencing in the fourth quarter of fiscal 2009.

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

Segment revenue, loss before taxes and total assets were as follows (in thousands):

	Three Months Ended September 30,
	2009	2008
Revenue
Tape Libraries:
Product	$1,756	$3,077
Service	732	712
Total Tape Libraries	2,488	3,789
Power Supplies	1,191	1,613
Consolidated Revenue	$3,679	$5,402

Index

QUALSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

	Three Months Ended September 30,
	2009	2008
Income (Loss) before Taxes
Tape Libraries	$(891)	$(166)
Power Supplies	(60)	125
Consolidated Loss before Taxes	$(951)	$(41)

	September 30, 2009	June 30, 2009
Total Assets
Tape Libraries	$35,720	$37,172
Power Supplies	(691)	(580)
Consolidated Assets	$35,029	$36,592

Note 13 – Subsequent Event

The Company has performed an evaluation of subsequent events through November 12, 2009, the date the Company issued these financial statements. On November 4, 2009, the Company announced that it’s Board of Directors declared a cash dividend of $0.06 per share on its common stock.  The cash dividend will be paid on December 10, 2009 to shareholders of record at the close of business on December 1, 2009.  The dividend payment will be approximately $735,000.

Index

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Quarterly Report on Form 10-Q concerning the future business, operating results and financial condition of Qualstar including estimates, projections, statements relating to our business plans, objectives and operating results, and the assumptions upon which those statements are based, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements inherently are subject to risks and uncertainties, some of which we cannot predict or quantify. Our actual results may differ materially from the results projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 in “ITEM 1 Business,” “Item 1A Risk Factors,” and in “ITEM 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof or variations thereon or similar terminology. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect the occurrence of events or circumstances in the future.

OVERVIEW

We design, develop, manufacture and sell automated magnetic tape libraries used to store, retrieve and manage electronic data primarily in network computing environments. We currently offer tape libraries for two tape drive technologies, LTO (Linear Tape-Open tape format) and AIT (Advanced Intelligent Tape).

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

Index

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, shipment has occurred or services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured (less estimated returns, for which provision is made at the time of sale).  For product sales, title and risk of loss transfer to the customer when the product leaves our dock in Simi Valley, California, or another shipping location designated by us. Customers are allowed to return the product within thirty days of shipment if the product does not meet specifications.

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

Accounting for Income Taxes

We estimate our tax liability based on current tax laws in the statutory jurisdictions in which we operate. These estimates include judgments about deferred tax assets and liabilities resulting from temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, as well as about the realization of deferred tax assets. See Note 11 – Income Taxes.

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

RESULTS OF OPERATIONS

The following table reflects, as a percentage of net revenues, statements of operations data for the periods indicated:

	Three Months Ended September 30,
	2009	2008
Net revenues	100.0%	100.0%
Cost of goods sold	73.8	65.1
Gross profit	26.2	34.9
Operating expenses:
Research and development	21.8	13.8
Sales and marketing	14.8	12.9
General and administrative	18.2	14.2
Total operating expenses	54.8	40.9
Loss from operations	(28.6)	(6.0)
Investment income	2.8	5.2
Loss before income taxes	(25.8)	(0.8)
Provision for income taxes	0.0	0.0
Net loss	(25.8)%	(0.8)%

Index

We have two operating segments for financial reporting purposes: tape libraries and power supplies, as discussed in Note 12 of the Notes to Consolidated Financial Statements in Item 1 of this report. The following table summarizes our revenue by major product line and by operating segment:

	Three Months Ended September 30,
	2009	2008
Tape Library revenues:
TLS	19.7%	23.6%
RLS	4.8	9.4
XLS	7.9	8.1
	32.4	41.1
Other library revenues:
Service	19.9	13.2
Media	11.5	11.8
Upgrades, spares	3.8	4.0
	35.2	29.0

Total Library revenues	67.6	70.1

Power Supply revenues	32.4	29.9

	100.0%	100.0%

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Net Revenue.  Net revenues decreased to $3.7 million for the three months ended September 30, 2009 from $5.4 million for the three months ended September 30, 2008, a decrease of $1.7 million, or 31.9%. Two customers accounted for 11.8% and 10.8%, respectively, or 22.6% in the aggregate, of the Company’s consolidated revenue for the three-month period ended September 30, 2009.  The customers’ accounts receivable balances, net of specific allowances, totaled approximately 5.7% and 15.0%, respectively, or 20.7% in the aggregate, of net accounts receivable as of September 30, 2009. Two customers accounted for 11.1% and 10.6%, respectively, or 21.7% in the aggregate, of the Company’s consolidated revenue for the three-month period ended September 30, 2008.  The customers’ accounts receivable balances, net of specific allowances, totaled approximately 3.9% and 16.1%, respectively, or 20.0% in the aggregate, of net accounts receivable as of September 30, 2008.

Segment Revenue

Tape Libraries – Net tape library revenues decreased to $2.5 million for the three months ended September 30, 2009 from $3.8 million for the three months ended September 30, 2008, a decrease of $1.3 million, or 34.3%. The decrease in revenues is attributed primarily to declines in revenues from each of our TLS, RLS and XLS tape library product lines, for a $1.0 million aggregate decline in tape library revenues, and a $0.3 million decline in miscellaneous and media revenues. Sales of our TLS tape libraries have declined in part because demand for libraries using AIT tape drives has continued to decline and we expect this trend to continue.

Power Supplies – Net revenues from power supplies decreased to $1.2 million for the three months ended September 30, 2009 from $1.6 million for the three months ended September 30, 2008, a decrease of $0.4 million, or 26.2%. The decrease in revenues is attributed to lower sales to original equipment manufacturer customers.

Gross Profit.  Gross profit represents the difference between our net revenues and cost of goods sold. Cost of goods sold consists primarily of purchased parts, direct and indirect labor costs, rent, technical support costs, depreciation of plant and equipment, utilities, and packaging costs. Gross profit decreased to $1.0 million, or 26.2% of net revenues, for the three months ended September 30, 2009 from $1.9 million, or 34.9% of net revenues, for the three months ended September 30, 2008.  The decrease in gross profit is attributed to lower revenues, a change in product mix, an increase in inventory reserves, and lower absorption of labor and overhead.

Index

Research and Development.  Research and development expenses consist of engineering salaries, benefits, outside consultant fees, and purchased parts and supplies used in development activities. Research and development expenses increased to $0.8 million for the three months ended September 30, 2009 from $0.7 million for the three months ended September 30, 2008. The increase of $0.1 million, or 7.9% is primarily due to an increase in compensation related to additions in personnel and prototype material expenses.

Sales and Marketing.  Sales and marketing expenses consist primarily of employee salaries and benefits, sales commissions, trade show costs, advertising and travel related expenses. Sales and marketing expenses decreased to $0.5 million for the three months ended September 30, 2009 from $0.7 million for the three months ended September 30, 2008.  The decrease of $0.2 million, or 21.7%, is primarily due to a decrease in compensation related to reductions in personnel and commission expenses.

General and Administrative.  General and administrative expenses include employee salaries and benefits and professional service fees. General and administrative expenses decreased to $0.7 million for the three months ended September 30, 2009 from $0.8 million for the three months ended September 30, 2008.  The decrease of $0.1 million, or12.4%, is primarily due to a decrease in compensation related to reductions in personnel and bad debt expenses.

Investment Income.  Investment income decreased to $0.1 million for the three months ended September 30, 2009 from $0.3 million for the three months ended September 30, 2008. The decrease of $0.2 million, or 63.2% is primarily due to the lower interest rate environment and partially due to having approximately $4.5 million less cash and cash equivalents in the quarter ended September 30, 2009 compared to the prior year quarter.

Provision for Income Taxes.  We did not record a provision or benefit for income taxes for the three months ended September 30, 2009. We recorded a benefit for income taxes of $2,000 for the three months ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was $0.4 million in the three months ended September 30, 2009, primarily attributed to the net loss for the period and a decrease in accrued payroll and related liabilities, partially offset by a decrease in receivables and an increase in accounts payable. Net cash used by operating activities was $0.5 in the three months ended September 30, 2008, primarily attributed to increases in receivables, prepaid expenses and other assets, and a decrease in accrued payroll and related liabilities.

Cash used by investing activities was $0.3 million in the three months ended September 30, 2009, primarily attributed to the purchase of marketable securities, partially offset by proceeds from the sale of marketable securities.  Cash provided by investing activities was $3.0 million in the three months ended September 30, 2008, primarily attributed to proceeds from the sale of marketable securities, partially offset by the purchase of marketable securities and the purchase of property and equipment.

Cash used in financing activities was $0.7 million in the three months ended September 30, 2009, attributed to the payment of cash dividends of $0.06 per share that we declared on August 28, 2009 and paid on September 28, 2009 on shares of our common stock.  Cash used in financing activities was $0.7 million during the three months ended September 30, 2008 for the payment of a cash dividend of $0.06 per share that we declared on June 25, 2008 and paid on September 5, 2008.

As of September 30, 2009, we had $2.4 million in cash and cash equivalents and $24.1 million in marketable securities.  We believe that our existing cash and cash equivalents and anticipated cash flows from our operating activities, plus funds available from the sale of our marketable securities, will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. We may utilize cash to invest in businesses, products or technologies that we believe are strategic. We regularly evaluate other companies and technologies for possible investment by us. In addition, we have made and may in the future make investments in companies with whom we have identified potential synergies. However, we have no present commitments or agreements with respect to any material acquisition of other businesses or technologies.

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

ITEM 4T. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Qualstar’s disclosure controls and procedures as of September 30, 2009, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We did not make any changes in our internal control over financial reporting during the quarter ended September 30, 2009 of Qualstar’s fiscal year ending June 30, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II — OTHER INFORMATION

ITEM 1A.   Risk Factors

There have been no significant changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

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

QUALSTAR CORPORATION

Dated: November 12, 2009	By:	/s/ WILLIAM J. GERVAIS
William J. Gervais
Chief Executive Officer and President
(Principal Executive Officer)