Form 10-Q
period 2009-12-31
QUALSTAR CORP
filed 2010-02-11
CIK 758938

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

Form 10-Q
________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2009

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

Total shares of common stock without par value outstanding at December 31, 2009 is 12,253,117.

QUALSTAR CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

Index

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUALSTAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2009	June 30, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,463	$3,749
Marketable securities, short-term	13,888	16,856
Receivables, net of allowances of $55 at December 31, 2009, and $85 at June 30, 2009	2,109	2,305
Inventories, net	5,197	5,822
Prepaid expenses and other current assets	360	397
Total current assets	24,017	29,129
Property and equipment, net	301	361
Marketable securities, long-term	8,610	7,056
Other assets	46	46
Total assets	$32,974	$36,592

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$552	$649
Accrued payroll and related liabilities	313	505
Other accrued liabilities	858	894
Total current liabilities	1,723	2,048

Other long term liabilities	34	34

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized, 12,253 shares issued and outstanding as of December 31, 2009 and June 30, 2009	18,813	18,798
Accumulated other comprehensive income	79	168
Retained earnings	12,325	15,544
Total shareholders’ equity	31,217	34,510
Total liabilities and shareholders’ equity	$32,974	$36,592

See notes to condensed consolidated financial statements.

Index

QUALSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited) (In thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Net Revenues	$3,597	$4,623	$7,276	$10,025
Cost of goods sold	2,403	3,149	5,119	6,668
Gross profit	1,194	1,474	2,157	3,357
Operating expenses:
Research and development	809	765	1,611	1,508
Sales and marketing	624	753	1,168	1,448
General and administrative	645	802	1,316	1,568
Total operating expenses	2,078	2,320	4,095	4,524
Loss from operations	(884)	(846)	(1,938)	(1,167)
Investment Income	86	291	189	571
Loss before income taxes	(798)	(555)	(1,749)	(596)
Benefit for income taxes	-	-	-	(2)
Net loss	$(798)	$(555)	$(1,749)	$(594)
Loss per common share:
Basic and Diluted	$(0.07)	$(0.05)	$(0.14)	$(0.05)
Weighted average common shares outstanding:
Basic and Diluted	12,253	12,253	12,253	12,253
Cash dividends declared per common share	$0.06	$0.06	$0.12	$0.12

See notes to condensed consolidated financial statements.

Index

QUALSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Six Months Ended December 31,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(1,749)	$(594)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	89	110
(Recovery of) provision for bad debts and returns, net	(34)	22
Provision for (recovery of) inventory reserve	174	(120)
Stock based compensation	15	48
Loss (gain) on sale of securities	1	(63)
Changes in operating assets and liabilities:
Accounts receivable	230	366
Inventories	451	(126)
Prepaid expenses and other assets	37	(29)
Accounts payable	(97)	(452)
Accrued payroll and related liabilities	(193)	(126)
Other accrued liabilities	(35)	(103)
Net cash used in operating activities	(1,111)	(1,067)
INVESTING ACTIVITIES:
Purchases of equipment	(29)	(23)
Purchases of marketable securities	(8,883)	(19,491)
Proceeds from the sale of marketable securities	10,207	20,356
Net cash provided by investing activities	1,295	842
FINANCING ACTIVITIES:
Cash dividends on common shares	(1,470)	(1,470)
Net cash used in financing activities	(1,470)	(1,470)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,286)	(1,695)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,749	6,744
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,463	$5,049
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$10	$5

See notes to condensed consolidated financial statements.

Index

QUALSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED DECEMBER 31, 2009
(Unaudited) (In thousands)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Income	Earnings	Total
Balance at June 30, 2009	12,253	$18,798	$168	$15,544	$34,510
Share-based compensation	—	15	—	—	15
Cash dividend on common shares	—	—	—	(1,470)	(1,470)
Comprehensive loss:
Net loss	—	—	—	(1,749)	(1,749)
Change in unrealized losses on investments	—	—	(89)	—	(89)
Comprehensive Loss	—	—	—	—	(1,838)
Balance at December 31, 2009	12,253	$18,813	$79	$12,325	$31,217

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

On July 1, 2009 we adopted the authoritative guidance on fair value measurement, FASB ASC 820, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Adoption of the new guidance did not have a material impact on our financial statements.

Index

QUALSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

On July 1, 2009 we adopted the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on business combinations, FASB ASC 805. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred.  Adoption of the new guidance did not have a material impact on our financial statements.

On July 1, 2009 we adopted the authoritative guidance issued by the FASB that changes the accounting and reporting for non-controlling interests.  Noncontrolling interests will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions.  In addition, net income attributable to the noncontrolling interest will be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in net income.  Adoption of the new guidance did not have a material impact on our financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on our financial statements.

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

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for us beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance, ASU 2009-13 on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance, Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe adoption of this new guidance will not have a material impact on our financial statements.

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

Index

QUALSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

Our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Sales outside of North America represented approximately 38.7% of net revenues in the three months ended December 31, 2009, and 29.3% of net revenues in the three months ended December 31, 2008. Sales outside of North America represented approximately 31.3% of net revenues in the six months ended December 31, 2009, and 27.2% of net revenues in the six months ended December 31, 2008.

No single customer accounted for more than 10% of the Company’s consolidated revenue for the three-month period ended December 31, 2009.  One customer accounted for 15.7% of the Company’s consolidated revenue for the three-month period ended December 31, 2008.  The customer’s accounts receivable balance, net of specific allowances, totaled approximately 14.3% of net accounts receivable as of December 31, 2008.

No single customer accounted for more than 10% of the Company’s consolidated revenue for the six-month period ended December 31, 2009.  One customer accounted for 12.9% of the Company’s consolidated revenue for the six-month period ended December 31, 2008. The customer’s accounts receivable balance, net of specific allowances, totaled approximately 14.3% of net accounts receivable as of December 31, 2008.

Sales and costs of goods sold related to tape library products only available from one supplier totaled approximately 6.9% and 8.3% for the three months ended December 31, 2009 and 16.3% and 20.8% for the three months ended December 31, 2008, respectively, of total sales and cost of goods sold. Sales and costs of goods sold related to tape library products only available from one supplier totaled approximately 13.5% and 15.8% for the six months ended December 31, 2009 and 15.6% and 19.3% for the six months ended December 31, 2008, respectively, of total sales and cost of goods sold.

Note 4 – Loss Per Share

Basic loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding.  Diluted loss per share has been computed by dividing net loss by the weighted average common shares outstanding plus dilutive securities or other contracts to issue common stock as if these securities were exercised or converted to common stock.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
In thousands (except per share amounts):	2009	2008	2009	2008
Net loss (a)	$(798)	$(555)	$(1,749)	$(594)
Weighted average outstanding shares of common stock (b)	12,253	12,253	12,253	12,253
Dilutive potential common shares from employee stock options	—	—	—	—
Common stock and common stock equivalents (c)	12,253	12,253	12,253	12,253
Loss per share:
Basic net loss per share (a)/(b)	$(0.07)	$(0.05)	$(0.14)	$(0.05)
Diluted net loss per share (a)/(c)	$(0.07)	$(0.05)	$(0.14)	$(0.05)

Stock options are excluded for the three and six-month periods ended December 31, 2009 and 2008, respectively, from the computation of diluted loss per share, as the effect would have been anti-dilutive.

Index

QUALSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

Note 5 – Marketable Securities

Marketable securities consist primarily of commercial paper, U.S. government and agency securities, mortgage-backed securities and corporate bonds. These securities are classified in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities which Qualstar has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. All of Qualstar’s marketable securities were classified as available-for-sale at December 31, 2009 and June 30, 2009.

The following tables summarize the marketable securities by security type at December 31, 2009, and June 30, 2009, respectively (in thousands):

December 31, 2009	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Short-term Securities	Long-term Securities
US Treasury obligations and U.S. Government agencies	$19,962	$58	$—	$20,020	$12,090	$7,930
Collateralized mortgage obligations	1,414	22	—	1,436	1,436	—
Corporate bonds	1,043	—	(1)	1,042	362	680
Total	$22,419	$80	$(1)	$22,498	$13,888	$8,610

June 30, 2009	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Short-term Securities	Long-term Securities
US Treasury obligations and U.S. Government agencies	$20,616	$119	$—	$20,735	$14,110	$6,625
Collateralized mortgage obligations	2,376	47	—	2,423	1,992	431
Corporate bonds	752	2	—	754	754	—
Total	$23,744	$168	$—	$23,912	$16,856	$7,056

There were no unrealized loss positions as of June 30, 2009. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2009 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2009	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Corporate bonds	362	(1)	680	—	1,042	(1)
Total	$362	$(1)	$680	$—	$1,042	$(1)

Available-for-sale securities are recorded at market value. Unrealized holding gains and losses, net of the related income tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of shareholders’ equity until realized. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale are included in earnings when the underlying securities are sold and are derived using the specific identification method for determining the cost of securities sold. Loss (gain) on the sale of marketable securities for the three months ended December 31, 2009 and 2008 was ($1,000) and $67,000, respectively. Loss (gain) on the sale of securities for the six months ended December 31, 2009 and 2008 was ($1,000) and $63,000, respectively.  The change in net unrealized holding gain (loss) on available-for-sale securities that has been included in the other comprehensive income of shareholder’s equity during the six months ended December 31, 2009 and 2008 was ($89,000) and $201,000, respectively.

Index

QUALSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

Note 6 – Fair Value Measurements

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

In general, and where applicable, we use quoted prices in active markets for identical assets to determine fair value. This pricing methodology applies to our Level 1 investments such as U.S. treasuries and agency securities and exchange-traded mutual funds. If quoted prices in active markets for identical assets are not available to determine fair value, then we use quoted prices for similar assets or inputs other than the quoted prices that are observable either directly or indirectly. These investments are included in Level 2 and consist primarily of corporate bonds, mortgage-backed securities, and certain agency securities.  While we own certain mortgage-backed fixed income securities, our portfolio as of December 31, 2009 does not contain direct exposure to subprime mortgages or structured vehicles that derive their value from subprime collateral.  Our mortgage-backed securities are collateralized by prime residential mortgages and carry a 100% principal and interest guarantee, primarily from Federal National Mortgage Association and Federal Home Loan Mortgage Corporation.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at December 31, 2009 (in thousands):

Assets	Level 1	Level 2	Net Balance
Cash	$837	–	$837
Money Market Mutual fund	1,625	–	1,625
U.S. government and agency securities	10,775	9,245	20,020
Mortgage-backed securities	–	1,436	1,436
Corporate bonds	–	1,042	1,042
Total	$13,237	$11,723	$24,960

Index

QUALSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

Note 7 - Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventories are comprised as follows (in thousands):

	December 31, 2009	June 30, 2009
Raw materials	$4,825	$5,389
Finished goods	1,367	1,248
Subtotal	6,192	6,637
Less: Inventory reserve	(995)	(815)
	$5,197	$5,822

Note 8 – Warranty Obligations

We provide for the estimated costs of hardware warranties at the time the related revenue is recognized. We estimate the costs based on historical and projected product failure rates, historical and projected repair costs, and knowledge of specific product failures (if any). The specific hardware warranty terms and conditions for tape libraries generally include parts and labor over a three-year period. The warranty for power supplies generally is two years. We regularly re-evaluate our estimates to assess the adequacy of the recorded warranty liabilities and adjust the amounts as necessary.

Activity in the liability for product warranty for the periods presented were as follows (in thousands):

	Six Months Ended December 31,
	2009	2008
Beginning balance	$167	$181
Cost of warranty claims	(32)	(33)
Accruals for product warranties	24	31
Ending balance	$159	$179

Note 9 – Comprehensive Loss

For the six months ended December 31, 2009 and 2008, comprehensive loss amounted to approximately $1,838,000 and $393,000, respectively. The difference between net loss and comprehensive loss relates to the changes in the unrealized losses or gains the Company recorded for its available-for-sale marketable securities.

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

Note 11 – Income Taxes

We did not record a provision or benefit for income taxes for the six months ended December 31, 2009. We recorded a benefit for income taxes of $2,000 for the six months ended December 31, 2008.

Index

QUALSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

The Company has recorded a full valuation allowance against its net deferred tax assets based on the Company’s assessment regarding the realizability of these net deferred tax assets in future periods.

Note 12 – Segment Information

In its operation of the business, management reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with U.S. GAAP. Our two segments are Tape Libraries and Power Supplies. The two segments discussed in this analysis are presented in the way we internally managed and monitored performance for the six months ended December 31, 2009 and 2008. Allocations for internal resources were made for the six months ended December 31, 2009 and 2008. Certain assets are tracked separately by the power supplies segment, and all others are recorded in the tape library segment for internal reporting presentations. Cash was not segregated between the two segments, but retained by the library segment through the third quarter of fiscal 2009. Cash was segregated between the two segments commencing in the fourth quarter of fiscal 2009.

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

Segment revenue, loss before taxes and total assets were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 30,
	2009	2008	2009	2008
Revenue
Tape Libraries:
Product	$1,911	$2,520	$3,667	$5,596
Service	715	625	1,447	1,337
Total Tape Libraries	2,626	3,145	5,114	6,933
Power Supplies	971	1,478	2,162	3,091
Consolidated Revenue	$3,597	$4,623	$7,276	$10,024

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Income (Loss) before Taxes
Tape Libraries	$(616)	$(620)	$(1,507)	$(784)
Power Supplies	(182)	65	(242)	190
Consolidated Loss before Taxes	$(798)	$(555)	$(1,749)	$(596)

Index

QUALSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

	December 31, 2009	June 30, 2009
Total Assets
Tape Libraries	$33,737	$37,172
Power Supplies	(763)	(580)
Consolidated Assets	$32,974	$36,592

Note 13 – Subsequent Event

The Company has performed an evaluation of subsequent events through February 11, 2010, the date the Company issued these financial statements.

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

RESULTS OF OPERATIONS

The following table reflects, as a percentage of net revenues, statements of operations data for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.8	68.1	70.4	66.5
Gross profit	33.2	31.9	29.6	33.5
Operating expenses:
Research and development	22.5	16.5	22.1	15.0
Sales and marketing	17.3	16.3	16.1	14.4
General and administrative	17.9	17.3	18.1	15.6
Total operating expenses	57.7	50.1	56.3	45.0
Loss from operations	(24.5)	(18.2)	(26.7)	(11.5)
Investment income	2.4	6.3	2.6	5.7
Loss before income taxes	(22.1)	(11.9)	(24.1)	(5.8)
Provision for income taxes	0.0	0.0	0.0	0.0
Net loss	(22.1)%	(11.9)%	(24.1)%	(5.8)%

Index

We have two operating segments for financial reporting purposes: tape libraries and power supplies, as discussed in Note 12 of the Notes to Consolidated Financial Statements in Item 1 of this report. The following table summarizes our revenue by major product line and by operating segment:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Tape Library revenues:
TLS	17.8%	25.8%	18.8%	24.6%
RLS	6.0	5.1	5.4	7.4
XLS	22.7	4.8	15.2	6.6
	46.5	35.7	39.4	38.6
Other library revenues:
Service	19.9	13.5	19.9	13.3
Media	3.6	13.9	7.6	12.8
Upgrades, spares	3.0	4.9	3.4	4.5
	26.5	32.3	30.9	30.6

Total Library revenues	73.0	68.0	70.3	69.2

Power Supply revenues	27.0	32.0	29.7	30.8

	100.0%	100.0%	100.0%	100.0%

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008

Net Revenue.  Net revenues decreased to $3.6 million for the three months ended December 31, 2009 from $4.6 million for the three months ended December 31, 2008, a decrease of $1.0 million, or 22.2%. No single customer accounted for more than 10% of the Company’s consolidated revenue for the three-month period ended December 31, 2009.  One customer accounted for 15.7% of the Company’s consolidated revenue for the three-month period ended December 31, 2008.  The customer’s accounts receivable balance, net of specific allowances, totaled approximately 14.3% of net accounts receivable as of December 31, 2008.

Segment Revenue

Tape Libraries – Net tape library revenues decreased to $2.6 million for the three months ended December 31, 2009 from $3.1 million for the three months ended December 31, 2008, a decrease of $0.5 million, or 16.5%. The decrease in revenues is attributed primarily to a $0.6 million decline in revenues from our TLS product line and a $0.5 million decline in sales of tape media, offset in part by a $0.6 million increase in revenues from our XLS product line. Sales of our TLS tape libraries have declined in part because demand for libraries using AIT tape drives has continued to decline and we expect this trend to continue.

Power Supplies – Net revenues from power supplies decreased to $1.0 million for the three months ended December 31, 2009 from $1.5 million for the three months ended December 31, 2008, a decrease of $0.5 million, or 34.3%. The decrease in revenues is attributed to lower sales to original equipment manufacturer customers and distributors.

Gross Profit.  Gross profit represents the difference between our net revenues and cost of goods sold. Cost of goods sold consists primarily of purchased parts, direct and indirect labor costs, rent, technical support costs, depreciation of plant and equipment, utilities, and packaging costs. Gross profit decreased to $1.2 million, or 33.2% of net revenues, for the three months ended December 31, 2009 from $1.5 million, or 31.9% of net revenues, for the three months ended December 31, 2008.  The increase in gross profit percentage is attributed to a change in product mix, partially offset by lower absorption of labor and overhead and an increase in inventory reserves.

Index

Research and Development.  Research and development expenses consist of engineering salaries, benefits, outside consultant fees, and purchased parts and supplies used in development activities. Research and development remained comparable at $0.8 million for the three months ended December 31, 2009 and $0.8 million for the three months ended December 31, 2008.

Sales and Marketing.  Sales and marketing expenses consist primarily of employee salaries and benefits, sales commissions, trade show costs, advertising and travel related expenses. Sales and marketing expenses decreased to $0.6 million for the three months ended December 31, 2009 from $0.7 million for the three months ended December 31, 2008.  The decrease of $0.1 million, or 17.1%, is primarily due to a decrease in compensation related to reductions in personnel and a decrease in sales consulting expenses.

General and Administrative.  General and administrative expenses include employee salaries and benefits and professional service fees. General and administrative expenses decreased to $0.6 million for the three months ended December 31, 2009 from $0.8 million for the three months ended December 31, 2008.  The decrease of $0.2 million, or 19.6%, is primarily due to a decrease in compensation related to reductions in personnel and bad debt expenses.

Investment Income.  Investment income decreased to $0.1 million for the three months ended December 31, 2009 from $0.3 million for the three months ended December 31, 2008. The decrease of $0.2 million, or 70.4% is primarily due to the lower interest rate environment and partially due to having approximately $5.3 million less cash, cash equivalents and marketable securities in the quarter ended December 31, 2009 compared to the prior year quarter.

Provision for Income Taxes.  We did not record a provision or benefit for income taxes for the three months ended December 31, 2009 or for the three months ended December 31, 2008.

Six Months Ended December 31, 2009 Compared to Six Months Ended December 31, 2008

Net Revenue.  Net revenues decreased to $7.3 million for the six months ended December 31, 2009 from $10.0 million for the six months ended December 31, 2008, a decrease of $2.7 million, or 27.4%. No single customer accounted for more than 10% of the Company’s consolidated revenue for the six-month period ended December 31, 2009. One customer accounted for 12.9% of the Company’s consolidated revenue for the six-month period ended December 31, 2008.  The customer’s accounts receivable balance, net of specific allowances, totaled approximately 14.3% of net accounts receivable as of December 31, 2008.

Segment Revenue

Tape Libraries – Net tape library revenues decreased to $5.1 million for the six months ended December 31, 2009 from $6.9 million for the six months ended December 31, 2008, a decrease of $1.8 million, or 26.25%. The decrease in revenues is attributed primarily to a $1.4 million decline in revenues from our TLS and RLS product lines and a $0.9 million decline in revenues from tape media and miscellaneous items, partially offset by a $0.4 million increase in revenues from our XLS product line and a $0.1 million increase in service revenues. Sales of our TLS tape libraries have declined in part because demand for libraries using AIT tape drives has continued to decline and we expect this trend to continue.

Power Supplies – Net revenues from power supplies decreased to $2.2 million for the six months ended December 31, 2009 from $3.1 million for the six months ended December 31, 2008, a decrease of $0.9 million, or 30.1%. The decrease in revenues is attributed to lower sales to original equipment manufacturer customers.

Gross Profit.  Gross profit represents the difference between our net revenues and cost of goods sold. Cost of goods sold consists primarily of purchased parts, direct and indirect labor costs, rent, technical support costs, depreciation of plant and equipment, utilities, and packaging costs. Gross profit decreased to $2.2 million, or 29.6% of net revenues, for the six months ended December 31, 2009 from $3.4 million, or 33.5% of net revenues, for the six months ended December 31, 2008.  The decrease in gross profit is attributed to lower revenues, an increase in inventory reserves, and lower absorption of labor and overhead, partially offset by a change in product mix.

Research and Development.  Research and development expenses consist of engineering salaries, benefits, outside consultant fees, and purchased parts and supplies used in development activities. Research and development expenses increased to $1.6 million for the six months ended December 31, 2009 from $1.5 million for the six months ended December 31, 2008. The increase of $0.1 million, or 6.8% is primarily due to an increase in consulting fees and miscellaneous expenses.

Index

Sales and Marketing.  Sales and marketing expenses consist primarily of employee salaries and benefits, sales commissions, trade show costs, advertising and travel related expenses. Sales and marketing expenses decreased to $1.2 million for the six months ended December 31, 2009 from $1.5 million for the six months ended December 31, 2008.  The decrease of $0.3 million, or 19.3%, is primarily due to a decrease in compensation related to reductions in personnel, commission expenses and sales consulting expenses.

General and Administrative.  General and administrative expenses include employee salaries and benefits and professional service fees. General and administrative expenses decreased to $1.3 million for the six months ended December 31, 2009 from $1.6 million for the six months ended December 31, 2008.  The decrease of $0.3 million, or 16.1%, is primarily due to a decrease in compensation related to reductions in personnel and bad debt expenses.

Investment Income.  Investment income decreased to $0.2 million for the six months ended December 31, 2009 from $0.6 million for the six months ended December 31, 2008. The decrease of $0.4 million, or 66.9% is primarily due to the lower interest rate environment and partially due to having approximately $5.3 million less cash, cash equivalents and marketable securities in the six months ended December 31, 2009 compared to the prior year quarter.

Provision for Income Taxes.  We did not record a provision or benefit for income taxes for the six months ended December 31, 2009. We recorded a benefit for income taxes of $2,000 for the six months ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities remained comparable at $1.1 million in the six months ended December 31, 2009 and December 31, 2008. Net cash used by operating activities in the six months ended December 31, 2009 was primarily attributed to the net loss for the period and decreases in accounts payable, accrued payroll and related liabilities, partially offset by decreases in accounts receivable and inventories. Net cash used by operating activities in the six months ended December 31, 2008, was primarily attributed to the net loss for the period, an increase in inventories and decreases in accounts payable, other accrued liabilities, and accrued payroll and related liabilities, partially offset by a decrease in accounts receivable.

Cash provided by investing activities was $1.3 million in the six months ended December 31, 2009, primarily attributed to the sale of marketable securities, partially offset by the purchase of marketable securities.  Cash provided by investing activities was $0.8 million in the six months ended December 31, 2008, primarily attributed to proceeds from the sale of marketable securities, partially offset by the purchase of marketable securities.

Cash used in financing activities was $1.5 million in the six months ended December 31, 2009, attributed to the payment of cash dividends of $0.06 per share of our common stock in each of the first and second quarters of fiscal 2010.  Cash used in financing activities during the six months ended December 31, 2008 was also $1.5 million, attributed to the payment of cash dividends of $0.06 per share of our common stock in each of the first and second quarters of fiscal 2009.

As of December 31, 2009, we had $2.5 million in cash and cash equivalents and $22.5 million in marketable securities.  We believe that our existing cash and cash equivalents and anticipated cash flows from our operating activities, plus funds available from the sale of our marketable securities, will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. We may utilize cash to invest in businesses, products or technologies that we believe are strategic. We regularly evaluate other companies and technologies for possible investment by us. In addition, we have made and may in the future make investments in companies with whom we have identified potential synergies. However, we have no present commitments or agreements with respect to any material acquisition of other businesses or technologies.

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

ITEM 4T. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Qualstar’s disclosure controls and procedures as of December 31, 2009, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We did not make any changes in our internal control over financial reporting during the quarter ended December 31, 2009 of Qualstar’s fiscal year ending June 30, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

QUALSTAR CORPORATION

Dated: February 11, 2010	By:	/s/ WILLIAM J. GERVAIS
William J. Gervais
Chief Executive Officer and President
(Principal Executive Officer)