Form 10-Q
period 2010-03-31
QUALSTAR CORP
filed 2010-05-13
CIK 758938

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

Form 10-Q
________________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

Total shares of common stock without par value outstanding at March 31, 2010 is 12,253,117.

QUALSTAR CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
INDEX

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements
	• Condensed Consolidated Balance Sheets — March 31, 2010 and June 30, 2009	1
	• Condensed Consolidated Statements of Operations — Three and Nine months ended March 31, 2010 and 2009	2
	• Condensed Consolidated Statements of Cash Flows — Nine months ended March 31, 2010 and 2009	3
	• Condensed Consolidated Statement of Changes in Shareholders’ Equity — Nine months ended March 31, 2010	4
	• Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Qualitative and Quantitative Disclosures About Market Risk	19
Item 4T.	Controls and Procedures	19

PART II — OTHER INFORMATION
Item 1A.	Risk Factors	20
Item 5.	Exhibits	20
	Signatures	21

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUALSTAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
 (In thousands)

	March 31, 2010	June 30, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,230	$3,749
Marketable securities, short-term	13,011	16,856
Receivables, net of allowances of $62 at March 31, 2010, and $85 at June 30, 2009	2,745	2,305
Inventories, net	5,031	5,822
Prepaid expenses and other current assets	327	397
Total current assets	22,344	29,129
Property and equipment, net	284	361
Marketable securities, long-term	10,529	7,056
Other assets	46	46
Total assets	$33,203	$36,592

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,409	$649
Accrued payroll and related liabilities	412	505
Other accrued liabilities	944	894
Total current liabilities	2,765	2,048

Other long term liabilities	34	34

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized, 12,253 shares issued and outstanding as of March 31, 2010 and June 30, 2009	18,822	18,798
Accumulated other comprehensive income	54	168
Retained earnings	11,528	15,544
Total shareholders’ equity	30,404	34,510
Total liabilities and shareholders’ equity	$33,203	$36,592

See notes to condensed consolidated financial statements.

QUALSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited) (In thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Net Revenues	$4,003	$4,098	$11,279	$14,123
Cost of goods sold	2,797	2,694	7,916	9,362
Gross profit	1,206	1,404	3,363	4,761
Operating expenses:
Research and development	790	807	2,401	2,315
Sales and marketing	598	679	1,766	2,127
General and administrative	685	842	2,001	2,410
Total operating expenses	2,073	2,328	6,168	6,852
Loss from operations	(867)	(924)	(2,805)	(2,091)
Investment Income	70	210	259	781
Loss before income taxes	(797)	(714)	(2,546)	(1,310)
Benefit for income taxes	-	6	-	4
Net loss	$(797)	$(720)	$(2,546)	$(1,314)
Loss per common share:
Basic and Diluted	$(0.07)	$(0.06)	$(0.21)	$(0.11)
Weighted average common shares outstanding:
Basic and Diluted	12,253	12,253	12,253	12,253
Cash dividends declared per common share	$0.00	$0.06	$0.12	$0.18

See notes to condensed consolidated financial statements.

QUALSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Nine Months Ended March 31,
	2010	2009
OPERATING ACTIVITIES:
Net loss	$(2,546)	$(1,314)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	131	174
(Recovery of) provision for bad debts and returns, net	(26)	55
Provision for (recovery of) inventory reserve	136	(127)
Stock based compensation	24	68
Loss (gain) on sale of securities	2	(98)
Changes in operating assets and liabilities:
Accounts receivable	(414)	729
Inventories	655	(644)
Prepaid expenses and other assets	70	39
Accounts payable	760	(243)
Accrued payroll and related liabilities	(93)	(109)
Other accrued liabilities	50	(173)
Net cash used in operating activities	(1,251)	(1,643)

INVESTING ACTIVITIES:
Purchases of equipment	(54)	(62)
Purchases of marketable securities	(13,617)	(26,243)
Proceeds from the sale of marketable securities	13,873	25,749
Net cash provided by (used in) investing activities	202	(556)

FINANCING ACTIVITIES:
Cash dividends on common shares	(1,470)	(2,205)
Net cash used in financing activities	(1,470)	(2,205)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,519)	(4,404)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,749	6,744

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,230	$2,340

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$10	$11

See notes to condensed consolidated financial statements.

QUALSTAR CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
NINE MONTHS ENDED MARCH 31, 2010
(Unaudited) (In thousands)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Income	Earnings	Total
Balance at June 30, 2009	12,253	$18,798	$168	$15,544	$34,510
Share-based compensation	—	24	—	—	24
Cash dividend on common shares	—	—	—	(1,470)	(1,470)
Comprehensive loss:
Net loss	—	—	—	(2,546)	(2,546)
Change in unrealized losses on investments	—	—	(114)	—	(114)
Comprehensive Loss	—	—	—	—	(2,660)
Balance at March 31, 2010	12,253	$18,822	$54	$11,528	$30,404

See notes to condensed consolidated financial statements

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

The Company’s wholly owned subsidiary, Qualstar Sales and Service Corporation, was liquidated and dissolved pursuant to a plan of dissolution which was adopted by the board of directors and approved by the sole shareholder of Qualstar Sales and Service Corporation on June 30, 2009. Pursuant to the plan of dissolution, all assets of Qualstar Sales and Service Corporation were distributed to Qualstar Corporation, and Qualstar Corporation, effective June 30, 2009, assumed all liabilities of Qualstar Sales and Service Corporation.

Note 2 – Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2010, the FASB issued ASU 2010-09 to amend the disclosure requirements related to subsequent events. The guidance requires an entity that is an SEC filer or a conduit bond obligor for conduit debt securities traded in a public market is required to evaluate subsequent events through the date that the financial statements are issued. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated.

In January 2010, the FASB issued an Accounting standards Update (“ASU”) 2010-06, to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our financial statements.

QUALSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

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

Recent Accounting Pronouncements Not Yet Adopted

In June 2009, the FASB issued authoritative guidance that is effective for us beginning July 1, 2010.  The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. Adoption of the new guidance will not have a material impact on out financial statements.

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

QUALSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

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

Our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Sales outside of North America represented approximately 36.1% of net revenues in the three months ended March 31, 2010, and 21.3% of net revenues in the three months ended March 31, 2009. Sales outside of North America represented approximately 33.0% of net revenues in the nine months ended March 31, 2010, and 26.0% of net revenues in the nine months ended March 31, 2009.

One customer accounted for 15.3% of the Company’s consolidated revenue for the three-month period ended March 31, 2010.  The customer’s accounts receivable balance, net of specific allowances, totaled approximately 17.0% of net accounts receivable. One customer accounted for 11.6% of the Company’s consolidated revenue for the three-month period ended March 31, 2009.  The customer’s accounts receivable balance, net of specific allowances, totaled approximately 12.2% of net accounts receivable.

One customer accounted for 10.9% of the Company’s consolidated revenue for the nine-month period ended March 31, 2010. The customer’s accounts receivable balance, net of specific allowances, totaled approximately 17.0% of net accounts receivable. One customer accounted for 11.2% of the Company’s consolidated revenue for the nine-month period ended March 31, 2009. The customer’s accounts receivable balance, net of specific allowances, totaled approximately 3.0% of net accounts receivable.

Sales and costs of goods sold related to tape library products only available from one supplier totaled approximately 6.3% and 6.6% for the three months ended March 31, 2010 and 15.1% and 20.9% for the three months ended March 31, 2009, respectively, of total sales and cost of goods sold. Sales and costs of goods sold related to tape library products only available from one supplier totaled approximately 8.4% and 9.4% for the nine months ended March 31, 2010 and 15.5% and 19.8% for the nine months ended March 31, 2009, respectively, of total sales and cost of goods sold.

Note 4 – Loss Per Share

Basic loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding.  Diluted loss per share has been computed by dividing net loss by the weighted average common shares outstanding plus dilutive securities or other contracts to issue common stock as if these securities were exercised or converted to common stock.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
In thousands (except per share amounts):	2010	2009	2010	2009
Net loss (a)	$(797)	$(720)	$(2,546)	$(1,314)
Weighted average outstanding shares of common stock (b)	12,253	12,253	12,253	12,253
Dilutive potential common shares from employee stock options	—	—	—	—
Common stock and common stock equivalents (c)	12,253	12,253	12,253	12,253
Loss per share:
Basic net loss per share (a)/(b)	$(0.07)	$(0.06)	$(0.21)	$(0.11)
Diluted net loss per share (a)/(c)	$(0.07)	$(0.06)	$(0.21)	$(0.11)

QUALSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

Stock options are excluded for the three and nine-month periods ended March 31, 2010 and 2009, respectively, from the computation of diluted loss per share, as the effect would have been anti-dilutive.

Note 5 – Marketable Securities

Marketable securities consist primarily of commercial paper, U.S. government and agency securities, asset-backed securities, mortgage-backed securities and corporate bonds. These securities are classified in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities that Qualstar has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity is classified as available-for-sale. All of Qualstar’s marketable securities were classified as available-for-sale at March 31, 2010 and June 30, 2009.

The following tables summarize the marketable securities by security type at March 31, 2010, and June 30, 2009, respectively (in thousands):

March 31, 2010	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Short-term Securities	Long-term Securities
US Treasury obligations and U.S. Government agencies	$18,475	$50	$—	$18,525	$11,174	$7,350
Collateralized mortgage obligations	746	7	—	753	753	—
Asset-backed securities	1,978	1	—	1,978	—	1,978
Corporate bonds	2,287	—	(3)	2,284	1,084	1,200
Total	$23,486	$58	$(3)	$23,540	$13,011	$10,528
June 30, 2009	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Short-term Securities	Long-term Securities
US Treasury obligations and U.S. Government agencies	$20,616	$119	$—	$20,735	$14,110	$6,625
Collateralized mortgage obligations	2,376	47	—	2,423	1,992	431
Corporate bonds	752	2	—	754	754	—
Total	$23,744	$168	$—	$23,912	$16,856	$7,056

There were no unrealized loss positions as of June 30, 2009. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
March 31, 2010	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Corporate bonds	2,284	(3)	—	—	2,284	(3)
Total	$2,284	$(3)	$—	$—	$2,284	$(3)

Available-for-sale securities are recorded at market value. Unrealized holding gains and losses, net of the related income tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of shareholders’ equity until realized. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sales are included in earnings when the underlying securities are sold and are derived using the specific identification method for determining the cost of securities sold. (Loss) gain on the sale of marketable securities for the three months ended March 31, 2010 and 2009 was ($1,000) and $35,000, respectively. (Loss) gain on the sale of securities for the nine months ended March 31, 2010 and 2009 was ($2,000) and $98,000, respectively.  The change in net unrealized holding (loss) gain on available-for-sale securities that has been included in the other comprehensive income of shareholder’s equity during the nine months ended March 31, 2010 and 2009 was ($114,000) and $83,000, respectively.

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

The hierarchy below prioritizes the valuation inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels, which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

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

In general, and where applicable, we use quoted prices in active markets for identical assets to determine fair value. This pricing methodology applies to our Level 1 investments such as U.S. treasuries and agency securities and exchange-traded mutual funds. If quoted prices in active markets for identical assets are not available to determine fair value, then we use quoted prices for similar assets or inputs other than the quoted prices that are observable either directly or indirectly. These investments are included in Level 2 and consist primarily of corporate bonds, mortgage-backed securities, and certain agency securities.  While we own certain mortgage-backed fixed income securities, our portfolio as of March 31, 2010 does not contain direct exposure to sub prime mortgages or structured vehicles that derive their value from sub prime collateral.  Our mortgage-backed securities are collateralized by prime residential mortgages and carry a 100% principal and interest guarantee, primarily from Federal National Mortgage Association and Federal Home Loan Mortgage Corporation.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at March 31, 2010 (in thousands):

Assets	Level 1	Level 2	Net Balance
Cash	$610	–	$610
Money Market Mutual fund	620	–	620
U.S. government and agency securities	10,286	8,239	18,525
Asset-backed securities	–	1,978	1,978
Mortgage-backed securities	–	753	753
Corporate bonds	–	2,284	2,284
Total	$11,516	$13,254	$24,770

QUALSTAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

Note 7 - Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventories are comprised as follows (in thousands):

	March 31, 2010	June 30, 2009
Raw materials	$4,850	$5,389
Finished goods	1,139	1,248
Subtotal	5,989	6,637
Less: Inventory reserve	(958)	(815)
Net inventory balance	$5,031	$5,822

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

Activity in the liability for product warranty for the periods presented were as follows (in thousands):

	Nine Months Ended March 31,
	2010	2009
Beginning balance	$167	$180
Cost of warranty claims	(48)	(47)
Accruals for product warranties	39	38
Ending balance	$158	$171

Note 9 – Comprehensive Loss

For the nine months ended March 31, 2010 and 2009, comprehensive loss amounted to approximately $2,660,000 and $1,231,000, respectively. The difference between net loss and comprehensive loss relates to the changes in the unrealized losses or gains the Company recorded for its available-for-sale marketable securities.

Note 10 – Legal Proceedings

We are from time to time involved in various lawsuits and legal proceedings that arise in the ordinary course of business.  At this time, we are not aware of any pending or threatened litigation against us that we expect will have a material adverse effect on our business, financial condition, and liquidity or operating results.  Legal claims are inherently uncertain, however, and it is possible that the Company’s business, financial condition, liquidity and/or operating results could be adversely affected in the future by legal proceedings.

Note 11 – Income Taxes

We did not record a provision or benefit for income taxes for the nine months ended March 31, 2010. We recorded a provision for income taxes of $4,000 for the nine months ended March 31, 2009.

QUALSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

The Company has recorded a full valuation allowance against its net deferred tax assets based on the Company’s assessment regarding the realizability of these net deferred tax assets in future periods.

Note 12 – Segment Information

In its operation of the business, management reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with U.S. GAAP. Our two segments are Tape Libraries and Power Supplies. The two segments discussed in this analysis are presented in the way we internally managed and monitored performance for the nine months ended March 31, 2010 and 2009. Allocations for internal resources were made for the nine months ended March 31, 2010 and 2009. The power supplies segment tracks certain assets separately, and all others are recorded in the tape library segment for internal reporting presentations. Cash was not segregated between the two segments, but retained by the library segment through the third quarter of fiscal 2009. Cash was segregated between the two segments commencing in the fourth quarter of fiscal 2009.

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

Segment revenue, loss before taxes and total assets were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Revenue
Tape Libraries:
Product	$1,387	$2,325	$5,054	$7,922
Service	722	742	2,169	2,079
Total Tape Libraries	2,109	3,067	7,223	10,001
Power Supplies	1,894	1,031	4,056	4,122
Consolidated Revenue	$4,003	$4,098	$11,279	$14,123

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Income (Loss) before Taxes
Tape Libraries	$(992)	$(638)	$(2,499)	$(1,424)
Power Supplies	195	(76)	(47)	114
Consolidated Loss before Taxes	$(797)	$(714)	$(2,546)	$(1,310)

QUALSTAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- (Continued)

	March 31, 2010	June 30, 2009
Total Assets
Tape Libraries	$33,389	$37,172
Power Supplies	(186)	(580)
Consolidated Assets	$33,203	$36,592

Note 13 – Subsequent Event

The Company has performed an evaluation of subsequent events through the date of filing.

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

Share-Based Compensation

We use the Black-Scholes option-pricing model to determine fair value of the award at the date of grant and recognize compensation expense over the vesting period. The inputs we use for the model require the use of judgment, estimates and assumptions regarding the expected volatility of the stock, the expected term the average employee will hold the option prior to the date of exercise, and the amount of share-based awards that are expected to be forfeited. Changes in these inputs and assumptions could occur and actual results could differ from these estimates, and our results of operations could be materially impacted.

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

RESULTS OF OPERATIONS

The following table reflects, as a percentage of net revenues, statements of operations data for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	69.9	65.7	70.2	66.3
Gross profit	30.1	34.3	29.8	33.7
Operating expenses:
Research and development	19.7	19.7	21.3	16.4
Sales and marketing	14.9	16.6	15.7	15.1
General and administrative	17.1	20.5	17.7	17.1
Total operating expenses	51.7	56.8	54.7	48.6
Loss from operations	(21.6)	(22.5)	(24.9)	(14.9)
Investment income	1.7	5.1	2.3	5.5
Loss before income taxes	(19.9)	(17.4)	(22.6)	(9.4)
Provision for income taxes	0.0	0.1	0.0	0.0
Net loss	(19.9)%	(17.5)%	(22.6)%	(9.4)%

We have two operating segments for financial reporting purposes: tape libraries and power supplies, as discussed in Note 12 of the Notes to Consolidated Financial Statements in Item 1 of this report. The following table summarizes our revenue by major product line and by operating segment:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Tape Library revenues:
TLS	9.0%	20.9%	15.3%	23.5%
RLS	4.7	6.1	5.2	7.0
XLS	13.5	7.5	14.6	6.9
	27.2	34.5	35.1	37.4
Other library revenues:
Service	18.0	18.1	19.2	14.7
Media	4.4	16.4	6.5	13.8
Upgrades, spares	3.0	5.8	3.2	4.9
	25.4	40.3	28.9	33.4

Total Library revenues	52.7	74.8	64.0	70.8

Power Supply revenues	47.3	25.2	36.0	29.2

	100.0%	100.0%	100.0%	100.0%

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Net Revenue.  Net revenues decreased to $4.0 million for the three months ended March 31, 2010 from $4.1 million for the three months ended March 31, 2009, a decrease of $0.1 million, or 2.3%. One customer accounted for 15.3% of the Company’s consolidated revenue for the three-month period ended March 31, 2010. The customer’s accounts receivable balance, net of specific allowances, totaled approximately 17.0% of net accounts receivable. One customer accounted for 11.6% of the Company’s consolidated revenue for the three-month period ended March 31, 2009.  The customer’s accounts receivable balance, net of specific allowances, totaled approximately 12.2% of net accounts receivable as of March 31, 2009.

Segment Revenue

Tape Libraries – Net tape library revenues decreased to $2.1 million for the three months ended March 31, 2010 from $3.1 million for the three months ended March 31, 2009, a decrease of $1.0 million, or 31.2%. The decrease in revenues is attributed primarily to a $0.5 million decline in revenues from our TLS product line, a $0.5 million decline in sales of tape media, a $0.1 million decline in revenues from our RLS product line and a $0.1 million decline in miscellaneous revenues, offset in part by a $0.2 million increase in revenues from our XLS product line.

Power Supplies – Net revenues from power supplies increased to $1.9 million for the three months ended March 31, 2010 from $1.0 million for the three months ended March 31, 2009, an increase of $0.9 million, or 83.7%. The increase in revenues is attributed to higher sales to original equipment manufacturer customers and distributors.

Gross Profit.  Gross profit represents the difference between our net revenues and cost of goods sold. Cost of goods sold consists primarily of purchased parts, direct and indirect labor costs, rent, technical support costs, depreciation of plant and equipment, utilities, and packaging costs. Gross profit decreased to $1.2 million, or 30.1% of net revenues, for the three months ended March 31, 2010 from $1.4 million, or 34.3% of net revenues, for the three months ended March 31, 2009.  The decrease in gross profit percentage is attributed to a change in product mix, an increase in inventory reserves, and lower absorption of labor and overhead.

Research and Development.  Research and development expenses consist of engineering salaries, benefits, outside consultant fees, and purchased parts and supplies used in development activities. Research and development remained comparable at $0.8 million for the three months ended March 31, 2010 and the three months ended March 31, 2009.

Sales and Marketing.  Sales and marketing expenses consist primarily of employee salaries and benefits, sales commissions, trade show costs, advertising and travel related expenses. Sales and marketing expenses decreased to $0.6 million for the three months ended March 31, 2010 from $0.7 million for the three months ended March 31, 2009.  The decrease of $0.1 million, or 11.9%, is primarily due to a decrease in advertising and promotion and miscellaneous expenses.

General and Administrative.  General and administrative expenses include employee salaries and benefits and professional service fees. General and administrative expenses decreased to $0.7 million for the three months ended March 31, 2010 from $0.8 million for the three months ended March 31, 2009.  The decrease of $0.1 million, or 18.6%, is primarily due to a decrease in compensation related to reductions in personnel and bad debt expense, partially offset by an increase in legal expense.

Investment Income.  Investment income decreased to $0.1 million for the three months ended March 31, 2010 from $0.2 million for the three months ended March 31, 2009. The decrease of $0.1 million, or 66.7% is primarily due to the lower interest rate environment and partially due to having approximately $4.0 million less cash, cash equivalents and marketable securities in the quarter ended March 31, 2010 compared to the prior year quarter.

Provision for Income Taxes.  We did not record a provision or benefit for income taxes for the three months ended March 31, 2010. We recorded a provision for income taxes of $6,000 for the three months ended March 31, 2009.

Nine Months Ended March 31, 2010 Compared to Nine Months Ended March 31, 2009

Net Revenue.  Net revenues decreased to $11.3 million for the nine months ended March 31, 2010 from $14.1 million for the nine months ended March 31, 2009, a decrease of $2.8 million, or 20.1%. One customer accounted for 10.9% of the Company’s consolidated revenue for the nine-month period ended March 31, 2010. The customer’s accounts receivable balance, net of specific allowances, totaled approximately 17.0% of net accounts receivable. One customer accounted for 11.2% of the Company’s consolidated revenue for the nine-month period ended March 31, 2009.  The customer’s accounts receivable balance, net of specific allowances, totaled approximately 3.0% of net accounts receivable as of March 31, 2009.

Segment Revenue

Tape Libraries – Net tape library revenues decreased to $7.2 million for the nine months ended March 31, 2010 from $10.0 million for the nine months ended March 31, 2009, a decrease of $2.8 million, or 27.8%. The decrease in revenues is attributed primarily to a $2.0 million decline in revenues from our TLS and RLS product lines and a $1.5 million decline in revenues from tape media and miscellaneous items, partially offset by a $0.7 million increase in revenues from our XLS product line.

Power Supplies – Net revenues from power supplies remained comparable at $4.1 million for the nine months ended March 31, 2010 and the nine months ended March 31, 2009.

Gross Profit.  Gross profit represents the difference between our net revenues and cost of goods sold. Cost of goods sold consists primarily of purchased parts, direct and indirect labor costs, rent, technical support costs, depreciation of plant and equipment, utilities, and packaging costs. Gross profit decreased to $3.4 million, or 29.8% of net revenues, for the nine months ended March 31, 2010 from $4.8 million, or 33.7% of net revenues, for the nine months ended March 31, 2009.  The decrease in gross profit is attributed to lower revenues, lower absorption of labor and overhead and an increase in inventory reserves.

Research and Development.  Research and development expenses consist of engineering salaries, benefits, outside consultant fees, and purchased parts and supplies used in development activities. Research and development expenses increased to $2.4 million for the nine months ended March 31, 2010 from $2.3 million for the nine months ended March 31, 2009. The increase of $0.1 million, or 3.7% is primarily due to an increase in consulting fees and prototype material expenses.

Sales and Marketing.  Sales and marketing expenses consist primarily of employee salaries and benefits, sales commissions, trade show costs, advertising and travel related expenses. Sales and marketing expenses decreased to $1.8 million for the nine months ended March 31, 2010 from $2.1 million for the nine months ended March 31, 2009.  The decrease of $0.3 million, or 17.0%, is primarily due to decreases in compensation related to reductions in personnel, commission expenses, advertising and promotion and sales consulting expenses.

General and Administrative.  General and administrative expenses include employee salaries and benefits and professional service fees. General and administrative expenses decreased to $2.0 million for the nine months ended March 31, 2010 from $2.4 million for the nine months ended March 31, 2009.  The decrease of $0.4 million, or 17.0%, is primarily due to a decrease in compensation related to reductions in personnel and bad debt expenses, partially offset by an increase in legal expense.

Investment Income.  Investment income decreased to $0.3 million for the nine months ended March 31, 2010 from $0.8 million for the nine months ended March 31, 2009. The decrease of $0.5 million, or 66.8% is primarily due to the lower interest rate environment and partially due to having approximately $4.0 million less cash, cash equivalents and marketable securities in the nine months ended March 31, 2010 compared to the nine months ended March 31, 2009.

Provision for Income Taxes.  We did not record a provision or benefit for income taxes for the nine months ended March 31, 2010. We recorded a provision for income taxes of $4,000 for the nine months ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was $1.2 million in the nine months ended March 31, 2010, primarily attributed to the net loss for the period and an increase in accounts receivable, partially offset by a decrease in inventories and an increase in accounts payable. Net cash used by operating activities was $1.6 million in the nine months ended March 31, 2009, primarily attributed to the net loss for the period, an increase in inventories and a decrease in accounts payable, other accrued liabilities and accrued payroll and related liabilities, partially offset by a decrease in receivables.

Cash provided by investing activities was $0.2 million in the nine months ended March 31, 2010, primarily attributed to the sale of marketable securities, partially offset by the purchase of marketable securities.  Cash used in investing activities was $0.5 million in the nine months ended March 31, 2009, primarily attributed to the purchase of marketable securities, partially offset by the sale of marketable securities.

Cash used in financing activities was $1.5 million in the nine months ended March 31, 2010, attributed to the payment of cash dividends of $0.06 per share of our common stock in each of the first and second quarters of fiscal 2010.  Cash used in financing activities during the nine months ended March 31, 2009 was $2.2 million, attributed to the payment of cash dividends of $0.06 per share of our common stock in each of the first, second and third quarters of fiscal 2009.

As of March 31, 2010, we had $1.23 million in cash and cash equivalents and $23.54 million in marketable securities.  We believe that our existing cash and cash equivalents and cash flows from our operating activities, plus funds available from the sale of our marketable securities, will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. We may utilize cash to invest in businesses, products or technologies that we believe are strategic. We regularly evaluate other companies and technologies for possible investment by us. In addition, we have made and may in the future make investments in companies with whom we have identified potential synergies. However, we have no present commitments or agreements with respect to any material acquisition of other businesses or technologies.

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

ITEM 4T. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Qualstar’s disclosure controls and procedures as of March 31, 2010, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We did not make any changes in our internal control over financial reporting during the quarter ended March 31, 2010 of Qualstar’s fiscal year ending June 30, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.   Risk Factors

There have been no significant changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

ITEM 5.   EXHIBITS

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

QUALSTAR CORPORATION

Dated: May 13, 2010	By:	/s/ WILLIAM J. GERVAIS
William J. Gervais
Chief Executive Officer and President
(Principal Executive Officer)