Form 10-K
period 2010-06-30
QUALSTAR CORP
filed 2010-09-23
CIK 758938

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2010

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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ❑ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

As of December 31, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common equity held by non-affiliates of the registrant was approximately $15,395,000 based on the closing sales price as reported on the NASDAQ Stock Market.  As of September 23, 2010, there were 12,253,117 shares of common stock without par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement for its annual meeting of shareholders to be held in 2011 are incorporated by reference into Part III of this Form 10-K.

QUALSTAR CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2010

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements inherently are subject to risks and uncertainties, some of which we cannot predict or quantify. Our actual results may differ materially from the results projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in “ITEM 1A — Risk Factors,” and in “ITEM 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof or variations thereon or similar terminology. Forward-looking statements also include the assumptions underlying or relating to any such statements. Forward-looking statements contained within this document represent a good-faith assessment of Qualstar’s future performance for which management believes there is a reasonable basis. Qualstar disclaims any obligation to update the forward looking statements contained herein, except as may be required by law.

PART I

ITEM 1. BUSINESS

INTRODUCTION

We design, develop, manufacture and sell automated magnetic tape libraries used to store, retrieve and manage electronic data primarily in network computing environments. Tape libraries consist of cartridge tape drives, tape cartridges and robotics to move the cartridges from their storage locations to the tape drives under software control. Our tape libraries provide data storage solutions for organizations requiring backup, recovery and archival storage of critical data. Our products are compatible with commonly used operating systems, including UNIX, Windows, and Linux. Our tape libraries are also compatible with a wide range of storage management software packages, such as those supplied by CA Technologies, EMC, IBM, Symantec, CommVault and BakBone Software.

We sell our tape libraries worldwide, primarily to value added resellers. These customers typically integrate our tape libraries with software from third party vendors and related hardware such as servers and network components to provide complete storage solutions, which are then sold to end users. We configure our libraries based on each customer’s individual requirements, with a normal delivery time of one to five working days. This rapid fulfillment of customer orders allows our resellers to minimize their inventory levels and allows us to compete effectively with distribution channels used by our competitors.

We also design, develop, manufacture and sell high efficiency open-frame switching power supplies. Our power supplies are used to convert common alternating current (AC) line voltages found in buildings to direct current (DC) voltages that are needed internally to operate most electronic equipment. We also manufacture and sell a series of DC-to-DC power supplies that convert one DC voltage to another DC voltage.

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

Tape libraries and power supplies comprise Qualstar’s two operating segments.  Revenues from our tape library segment represented approximately 62.1% of our revenues for fiscal 2010, approximately 69.0% of revenues for fiscal 2009, and approximately 81.2% of revenues for fiscal 2008. Revenues from our power supply segment represented approximately 37.9% of our revenues for fiscal 2010, approximately 31.0% of revenues for fiscal 2009, and approximately 18.8% of revenues for fiscal 2008.

Qualstar was incorporated in California in 1984.

DATA STORAGE INDUSTRY BACKGROUND

Storing, managing and protecting data has become critical to the operation of many enterprises and governments as the world economy becomes increasingly information dependent. The data storage industry is reacting in response to the increase in the amount of data that is generated and that must be preserved. The amount of data has been increasing due to the growth in the number of computers, the number, size and complexity of computer networks and software applications, and the emergence of new applications. In addition, businesses continue to generate increasing amounts of traditional business information with respect to their products, customers and financial data. This increase in the amount of data that is generated stimulates increases in the demand for data storage and the management of this data.

FACTORS DRIVING GROWTH IN DATA STORAGE

•
Increased demand from Internet businesses.  The growth in the Internet has created businesses that depend on the creation, access to and archival storage of data. We believe this demand will continue to grow as individuals and businesses increase their reliance on the Internet for communications and commerce.

•
Growth in new types of data.  New types of data are also fueling the growth in data storage. For example, graphics, audio, video and medical images, and multi-media uses such as video archiving, require far greater storage capacity than text and numerical financial data.

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

•
Need for disaster protection.  Companies recognize that loss of data may threaten their survival. Natural disasters, as well as overt and covert actions targeted at individual companies or classes of users, can destroy data, threatening a company’s very existence. Systematic replication and secure off-site storage of corporate data is recognized as an important defense against catastrophic data loss. Tape libraries are a key technology in most corporate data disaster protection plans.

•
Compliance with regulatory requirements for records retention.  Many businesses must deal with regulatory requirements from various governmental agencies that require businesses to retain data for long periods of time. The regulations that have received the most visibility in the United States include HIPAA requirements covering medical records; and Rule 17a under the Securities Exchange Act of 1934, regarding recordkeeping requirements for the securities industry. These regulations and others are projected to sustain the demand for long-term storage. This pressure to retain records is not unique to the United States, but is global in nature.

•
Growth in network computing applications and data.  The use of computer networks has shifted critical information and applications to network servers to allow more people to gain access to stored data. As the speed of network computing has increased, numerous new applications have become feasible that generate progressively more data. Organizations are increasingly aware of the need to protect this data, as networks become a mission-critical element of many operations.

•
Decrease in the costs of storing data.  The costs of data storage have decreased with advances in technology and improved manufacturing processes. We expect these costs to continue to decrease. The decrease in the cost of data storage encourages the storage of more data and makes it more cost effective to simply add more storage capacity than to remove old data, which in the past may have been purged periodically due to cost constraints.

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

Tape drives and tape media are the two key components of tape libraries. The cost per unit of data capacity of tape drives and tape media continue to decline with advances in technology. As prices decline, new applications for automated storage become justified, further increasing the number of applications that can benefit from the use of tape libraries. We believe that continued technological improvements in tape drives and tape media will continue to reduce overall storage costs in the future.

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

•
Data Encryption.  Recent generations of tape drives have incorporated built-in data encryption features that make the date unrecoverable without a 256 bit key (number) being provided to the tape drive along with the request. Three basic methods of encryption key management exist: the backup/recovery software can mange the keys and direct the drive to encrypt/decrypt via the normal command/data (“SCSI”) interface; the tape library can invoke encryption, manage, and supply the key to the drive via the drive’s serial interface; or an external key manager can supply keys to the tape drive driver in various host operating systems, which directs the drive to perform encryption and decryption via the SCSI interface. The end result is a flexible system providing considerable improved data security for tapes in transit or stored in an off-site location.

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

DISTRIBUTION OF TAPE LIBRARY PRODUCTS

The requirements for storage solutions vary depending on the size of an enterprise, the type of data generated and the amount of data to be stored. With the increased dependence on stored data, most organizations, regardless of their size, have a heightened need for storage solutions that integrate devices such as tape drives, tape libraries and storage management software. Those organizations with sufficient in-house information technology resources can rely on their internal infrastructure and expertise to design purchase and implement their own storage solutions. These organizations may elect to purchase equipment from distributors or directly from the original equipment manufacturers. Many organizations, however, do not have sufficient in-house resources but have the same need for data storage solutions. These organizations often look to value added resellers to design, supply and install their storage solutions.

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

OUR TAPE LIBRARY SOLUTIONS

We offer storage solutions that respond to the growing data management challenges facing businesses today, while addressing the unique needs of value added resellers.

We believe that high reliability is important to the end users of our products due to the critical nature of the data that is being stored, shorter time periods available for the back-up operations, and the operation of backup systems during hours when personnel may not be available to respond to problems. To address these concerns, we emphasize quality and reliability in the design, manufacturing and testing of our product, which reduces the potential for product failures and results in products that require little maintenance.

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

Our tape libraries are compatible with over 45 third-party storage management software packages, including those supplied by CA Technologies, EMC, IBM, Symantec, CommVault and BakBone Software. Storage management software enables network administrators to allocate the use of storage resources among user groups or tasks, to manage data from a central location, and to retrieve, transfer and backup data between multiple workstations. We believe that storage management software is a crucial component of any automated storage installation, and lack of compatibility is a significant barrier to entry for new tape library competitors. To ensure compatibility, our engineers work with independent software vendors during the product development cycles. We do not have contracts with any independent software vendors, nor do we need access to their software code to design our products. We maintain relationships with them by making tape libraries available so they can qualify their software to work with our tape libraries and by evaluating their software for compatibility with our tape libraries. We also support our relationships with them by keeping them informed about current and anticipated changes to our products.

STRATEGY

Tape Libraries

Our goal is to enhance our position as a supplier of automated tape libraries and to increase our market share in each of the product categories in which we compete. To achieve this goal, we intend to:

•
Focus our development efforts on higher margin product categories.   In Fiscal 2007 we began shipments of a newly developed library system referred to as the XLS family of products. The XLS expands the breadth of our product line into the enterprise-computing environment where tape capacities may range into the tens of thousands of tapes. We intend to continue to build on this product category with future product releases and enhancements in order to pursue this market segment where the potential margins are higher than we have traditionally enjoyed.

•
Focus on value added reseller channels.  We sell our products through selected value added resellers who have a strong market presence, have demonstrated the ability to work directly with end users, and who maintain relationships with major vendors of storage management software. Because we market our products through this channel, we have implemented a variety of programs to support and enhance our relationships with our reseller partners. These programs are designed to benefit the reseller and increase the likelihood of selling our products. We intend to maintain our marketing presence in support of this channel. We conduct business with our value added resellers on an individual purchase order basis and no long-term purchase commitments are involved.

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

Power Supplies

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

PRODUCTS

Tape Libraries

We offer a number of tape library families, each capable of incorporating one or more tape drive technologies, as summarized in the following table:

Product Family	Tape Drive Technology	Range of Tape Cartridges	Maximum Capacity in Terabytes (1)
TLS-8000	LTO	11 to 264	396
RLS-8000	LTO	12 to 44	66
XLS Series	LTO	160 to 9,639	14,500

(1)	A Terabyte is one million megabytes, or one thousand gigabytes. The table shows native capacity and excludes gains from data compression, which can increase capacity by more than 100%.

Our tape library families include a number of models that differ in storage capacity, price and features. Our libraries are installed in network computing environments ranging from small departmental networks to enterprise-wide networks supporting hundreds of users.

Tape libraries generally contain two or more tape drives and from eleven to thousands of tapes. We design our tape libraries for continuous, unattended operation. Multiple tape drives allow simultaneous access to different data files by different users on the network and increase the rate at which data can move on to, out of, or within the network. A library with multiple tape drives can back up data using multiple drives simultaneously, significantly speeding up the recording process. In our libraries, some tape cartridges are stored in removable magazines, allowing for easy bulk removal of the tapes. Our libraries also offer features such as barcode readers to scan cartridge labels and input/output ports for importing and exporting tapes under system control. Most of our library models are expandable in the field by increasing the number of tape storage positions. This feature provides the end user with the ability to increase data capacity as storage requirements grow.

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

•
Brushless motors.  Motors are a key component in any robotic system. We use only brushless electric motors in our tape libraries. Brushless motors provide longer life and less electrical noise compared to conventional brush-type motors. In some cases, we build our own motors in order to obtain optimum performance and reliability.

•
Remote management.  Many larger companies with global back-up requirements or disaster management programs require tape libraries that can be located off-site in various regions, but that must be administered from a single location. With our remote library manager, customers can put libraries anywhere in the world and manage them from a single administrative hub using a standard web browser.

Our RLS series of tape libraries are designed to fit efficiently in equipment racks and provide back-up capacity in as little as five standard rack height units, or a total of 8.75 inches of rack space. In addition, the RLS and XLS series are designed to support redundant power supplies and hot-swappable tape drives.

Our TLS series of tape libraries are designed to be freestanding units for applications where an equipment rack may not be available or where the library is purchased after the original installation and rack space may not be available.

Our XLS series of tape libraries is designed to be expandable from 160 to 9,639 tapes and is focused on the needs of large enterprises. The XLS product is feature rich and is intended to provide the customer with a highly reliable enterprise-class solution.

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

Our power supplies are sold under the N2Power brand. We have specialized in units that are less than 1.5 inches high and that are optimized for high efficiency operation. The high efficiency allows the units to be operated in confined spaces without over-heating. These products are manufactured for us in China and sold to original equipment manufacturers (OEM) and contract manufacturers as well as to distributors.

We believe that as worldwide energy concerns and energy costs rise, our high efficiency approach will become more important. Additionally, these power supplies are utilized within some of our tape library products.  We have developed a line of power supply products that deliver up to twice the power in half the space relative to competitors’ products. Manufacturers of servers, routers, switches, telecom gear, and other process-based equipment continuously pursue smaller, more powerful, and more efficient power sources for their equipment to remain competitive. Additionally, new lighting devices are coming to market that are sealed because they are used outdoors. Sealed units require high efficiency power supplies to help reduce the detrimental effects of internal heat buildup.

Each power supply undergoes a complete functional test and a multi hour burn-in to insure that every unit meets our stringent quality requirements.  We believe our high efficiency design reduces loads on both power generating stations and air-conditioning systems.

SALES AND MARKETING

Our international sales are currently directed from our corporate offices in Simi Valley, California. All of our international sales are denominated in U.S. dollars. Revenues from customers outside of North America were approximately $5.1 million, or 33.4% of revenues for fiscal 2010, $4.7 million, or 26.4% of revenues for fiscal 2009, and $5.8 million, or 27.2% of revenues for fiscal 2008.

Our sales are spread across a broad customer base. One customer accounted for 11.3% of revenues in fiscal 2010 and 12.5% of revenues in fiscal 2009. No single customer accounted for greater than 10% of revenues in fiscal 2008.

Sales – Tape Libraries

We sell our tape library products primarily through value added resellers. We strive to develop relationships with resellers who have expertise in storage management applications, established relationships with end users and the experience to understand and satisfy their customers’ storage systems requirements.

We believe that by selling directly to value added resellers, we have an advantage over competitors who will often sell directly to end users, thereby competing with their resellers. Some of the advantages of our strategy include the following:

•	Higher profit margins. Focusing on this channel, we achieve economies that result in higher profit margins to be shared by both the reseller and us.

•	Custom configurations. We offer custom configurations of our tape library products, such as private branding and non-standard options, on very short notice.

•	Channel conflicts avoided. We refer substantially all end user inquiries to our reseller partners. Frequently, our sales force will make end user visits with resellers to help close a pending sale.

•	Rapid delivery. We generally ship a product within one to five working days of confirming an order, rivaling the delivery time of competitors that use distributors to bring products to market.

Sales – Power Supplies

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

Marketing – Tape Libraries

We support our tape library sales efforts with a variety of marketing programs designed to generate brand awareness, attract and retain qualified value added resellers and inform end users of the advantages of our products. We provide our resellers with a full range of marketing materials, including product specifications, sales literature, software connectivity information, product application notes and maintenance training.

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

Marketing – Power Supplies

We support our power supply sales efforts by directly assisting our distributors and representatives with a variety of marketing tools aimed at individual projects. These activities include the use of print advertising, advertising on the Internet, trade shows, public relations, email and direct mailings. We support our marketing and end user support with websites that feature marketing and product technical information, product specifications and sales literature.

CUSTOMER SERVICE AND TECHNICAL SUPPORT

We believe that providing strong customer service and technical support is an important aspect of our business. Our customer service and technical support efforts consist of the following components:

Tape Libraries

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

•
Training.  We offer a training program on product setup and maintenance for end users, value added resellers, customer service and technical support personnel. We conduct training classes at our headquarters or remotely as required.

•
Warranty.  We provide a three-year warranty on our tape libraries. Some TLS and all RLS models have three year advance replacement warranty coverage that provides for replacement of components, or if necessary, complete libraries. All other TLS models have a one-year advance replacement warranty with the second and third year being return to factory for service at no charge. XLS libraries sold in North America include one year of onsite service and XLS libraries sold outside of North America have one year advance replacement coverage that provides for replacement of components, or if necessary, complete libraries. Customers may purchase extended advance replacement service coverage and on-site service if they are located in the United States, Canada and most countries within Europe.

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

Power Supplies

•
Technical support.  Our technical support personnel are available during our business hours, Monday through Friday. Technical and engineering support personnel are available to all customers at no charge by telephone and e-mail to answer questions and solve problems relating to our products.  Our technical support personnel are trained in all aspects of our products. Our support staff is located at our headquarters in Simi Valley, California.

•	Warranty. We provide a three-year warranty on our power supplies. Customers may purchase extended advance replacement service coverage on a case-by-case basis.

•
Sales engineering.  Our engineers provide both pre and post-sales support to our representatives, distributors and customers. Engineers work with our customers over the telephone and at a customer site as required.

MANUFACTURING AND SUPPLIERS

Tape Libraries

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

Tape drives and tape media are available only from a limited number of suppliers. Some of our suppliers compete with us by selling their own tape libraries. Any disruption in supplies of tape drives could delay shipments of our products.

Power Supplies

Our power supply products are made to our specifications by contract manufacturers in China. These manufacturers have been carefully selected based on their manufacturing capacity, quality controls and process controls. We also perform quality control testing on our products in our Simi Valley facility, where we maintain a small inventory of power supply products for rapid order fulfillment.

COMPETITION

Tape Libraries

The market for automated tape libraries is competitive and characterized by changing technology. Our principal competitors in this market segment include Oracle Corporation, Quantum Corporation, Overland Storage, Inc., and SpectraLogic Corporation.

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

Power Supplies

Our power supply products compete in a number of markets focused on the needs of OEM and contract manufacturers. We have concentrated on supplying units that provide superior electrical and high space efficiency as measured in watts of output per cubic inch.  Our principal competitors in this market segment include Power-One, TDK Lambda, Digital Power, Astec & Artesyn (divisions of Emerson) and XP Power.

Key competitive factors include product features, ultra small size, density, reliability, efficiency and total cost of ownership. There are currently approximately 30 manufacturers that our products compete directly with in regards to power range, size, efficiency and price. Although we will continue to face price pressure and barriers to entry in progressively higher tier markets, we believe our power supplies compare favorably against such competitors.

RESEARCH AND DEVELOPMENT

Our research and development expenses were approximately $3.2 million in fiscal 2010, $3.3 million in fiscal 2009, and $3.1 million in fiscal 2008.

Tape Libraries

Our tape library research and development team consists of engineers and technicians who have data storage and related industry experience. We have developed over 45 separate tape library models for eleven different tape formats over the last 16 years.

Our tape library product development efforts rely on the integration of multiple engineering disciplines to generate products that meet market needs in a competitive and timely fashion. Successful development of automated tape libraries requires the integration of mechanical design, electronic design, packaging, and firmware design into a single product. Product success also relies on the engineering group’s thorough knowledge of each of the different tape drive technologies. Our engineers work closely with the tape drive manufacturers during the drive qualification cycle to assure that reliable tape library and tape drive combinations are brought to market.

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

Power Supplies

Our power supply development team continues to develop new power supply models and families in response to input from our customers. All N2Power product development takes place at our corporate headquarters in Simi Valley, California.

The product development cycle involves circuit design, printed circuit board layouts, prototype testing, firmware development, safety agency and compliance testing and test equipment development. Environmental and compliance testing of our power supplies is conducted to assure our products meet environmental requirements of our market. Product testing is a substantial portion of our overall product development schedule and cost.

INTELLECTUAL PROPERTY

We rely on copyright protection of our firmware, as well as patent protection for some of our designs and products. We also rely on a combination of trademark, trade secret and other intellectual property laws to protect our proprietary rights. However, we do not believe our intellectual property provides significant protection from competition. We believe that, because of the rapid pace of technological change in the tape storage and power supply industries, patent, copyright, trademark and trade secret protection are less significant than factors such as market responsiveness, knowledge, ability and experience of our personnel and timely new product introductions.

We enter into Employee Proprietary Information and Inventions Agreements with all employees and consultants to protect our technology and designs. However, we do not believe that such protection can preclude competitors from developing substantially equivalent products.

EMPLOYEES

As of June 30, 2010, we had 73 employees, including 21 in operations and manufacturing, 21 in research and development, 6 in customer service and technical support, 10 in sales and marketing, and 15 in administration and finance. We also employ a small number of temporary employees and consultants as needed. We are not a party to any collective bargaining agreement or other similar agreement. We believe that we have a good relationship with our employees.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers

Officers are elected by and serve at the discretion of the board of directors. The executive officers of Qualstar as of September 23, 2010 are:

Name	Age	Position

William J. Gervais	67	Chief Executive Officer, President and Director

Richard A. Nelson	67	Vice President of Engineering, Secretary and Director

Nidhi H. Andalon	47	Vice President and Chief Financial Officer

Robert K. Covey	63	Vice President of Marketing

Randy Johnson	52	Vice President and General Manager of N2Power division

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

Nidhi H. Andalon has been our Chief Financial Officer since January 2009, and was appointed Vice President by our Board of Directors on March 25, 2010. Ms. Andalon joined Qualstar’s finance department in January 2003 as a senior accountant, and was promoted to Assistant Controller in June 2004 and to Controller in October 2005.  From 1996 to 1999, Ms. Andalon held the position of Assistant Treasurer for Underwriters Reinsurance Company.  From 1993 to 1996, Ms. Andalon was employed by Ernst & Young, LLP, where she worked as a senior auditor and senior tax consultant.  Ms. Andalon graduated with a B.B.A degree from the University of Michigan in 1984 and has been a Certified Public Accountant in the State of California since 1996.

Robert K. Covey has been our Vice President of Marketing since 1994. From 1986 to 1993 Mr. Covey was regional manager of ATG Cygnet, an optical disk library firm. From 1982 to 1985, Mr. Covey served as national sales manager at Micropolis Corporation, a former disk drive manufacturer. Mr. Covey attended Butler University and Bentley College from 1965 to 1968.

Randy Johnson has been our Vice President and General Manager of our N2Power division since March 25, 2010. Mr. Johnson joined Qualstar in 2002 as Business Unit Manager for our N2Power division. From 2000 to 2002, Mr. Johnson held the position of Vice President and Business Unit Manager for Flightware Ltd., a business solutions software company. From 1983 to 2000, Mr. Johnson was employed by Integrated Business Computers, a business computer manufacturer, where he held the position of Vice President of Sales and Marketing. Mr. Johnson graduated with a B.A. degree in Business and Political Science from Westmont College in 1980, and earned his M.B.A in Technology Management from the University of Phoenix in 1999.

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

Revenues from customers outside of North America were approximately 33.4% of revenue for fiscal 2010, 26.4% of revenues for fiscal 2009 and 27.2% of revenues for fiscal 2008. We believe that international sales will continue to represent a significant portion of our revenues. Our international sales subject us to a number of risks, including:

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

We believe that period-to-period comparisons of our operating results may not necessarily be reliable indicators of our future performance. It is likely that in some future period our operating results will not meet your expectations or those of public market analysts.

Any unanticipated change in revenues or operating results is likely to cause our stock price to fluctuate since such changes reflect new information available to investors and analysts. New information may cause investors and analysts to revalue our stock and this, in the aggregate, may cause fluctuations in our stock price.

Our officers and directors could implement corporate actions that are not in the perceived best interests of our shareholders as a whole.

Our executive officers and directors own beneficially, in the aggregate, approximately 42.9% of our outstanding common stock as of June 30, 2010. As a result, these shareholders will be able to exercise significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us. The interests of our officers and directors, when acting in their capacity as shareholders, may lead them to:

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

Automated tape libraries and related products, such as tape drives and tape media, represented approximately 40.1% of our revenues for fiscal 2010, 49.3% of our revenues for fiscal 2009, and approximately 62.9% of our revenues for fiscal 2008. We depend on a limited number of third-party manufacturers to supply us with the tape drives and tape media that we incorporate into our automated tape libraries. Some tape drive manufacturers, including IBM Corporation, compete with us by also selling tape libraries. There can be no assurance that other tape drive manufacturers will not also begin to manufacture or sell libraries.

In the past, some of these suppliers have been unable to meet demand for their products and have allocated their limited supply among customers. If suppliers limit our supply of tape drives or tape media, we may be forced to delay or cancel shipments of our tape libraries. The major supplier risks we face are the following:

•
The LTO standard was developed by an industry consortium consisting of IBM, Hewlett Packard and Quantum Corporation. All three drive suppliers also sell automated tape libraries that utilize LTO tape drives and compete with our products. Therefore, even if we receive adequate allocation, it may be at a price that renders our products uncompetitive.

•
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

We distribute and sell our automated tape libraries through value added resellers and intend to continue this strategy for the foreseeable future. Value added resellers integrate our tape libraries with products of other manufacturers and sell the combined products to their own customers. We currently devote, and intend to continue to devote, significant resources to develop and maintain these relationships. A failure to initiate, manage and expand our relationships with value added resellers could limit our ability to grow or sustain our current level of revenues.

Our focus on the distribution of our products through value added resellers poses the following risks:

•
we may reach fewer customers because we depend on value added resellers to market to end users and these value added resellers might fail to market effectively or fail to devote sufficient or effective sales, marketing and technical support to the sales of our products;

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

We do not have any exclusive agreements with our value added resellers, who purchase our products on an individual purchase order basis. If we lose important value added resellers or if they reduce their focus on our products or if we are unable to obtain additional value added resellers, our business could suffer.

We rely on tape technology for a substantial part of our revenues. Our business will be harmed if demand for storage solutions using tape technology declines or fails to develop as we expect.

We derive the majority of our revenues from products that incorporate some form of tape technology. We expect to derive a high percentage of our revenues from these products for the foreseeable future. As a result, we will continue to be subject to the risk of a decrease in revenues if demand for these products declines or if rising prices make it more difficult to obtain them. If products incorporating other technologies gain comparable or superior market acceptance and competitive price advantage, our business, financial condition and operating results could be adversely and materially affected unless we successfully develop and market products incorporating the new technology.

If we fail to develop and introduce new products on a timely and cost-effective basis, or if our products do not contain the features required by the marketplace, we will eventually lose market share and sales to more innovative competitors.

The market for our products is characterized by rapidly changing technology and evolving industry standards. The future success of Qualstar will depend on our ability to anticipate changes in technology, to develop new and enhanced products on a timely and cost-effective basis, and to introduce, manufacture and achieve market acceptance of these new and enhanced products. In particular, our success will depend on increased market acceptance of our XLS family of automated tape libraries. Our RLS and TLS families of tape libraries are facing increasing competition from products manufactured by our competitors.

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

Long manufacturing lead times and parts shortages could result in delayed or lost sales, or excess inventory.

The use of contract manufacturers to manufacture our power supplies typically requires that we place production orders several months in advance of our expected need for the products. This requires that we accurately anticipate our product needs in order to be able to fulfill orders from our customers on a timely basis. If we are too conservative in our projected needs, we may not have sufficient inventory to sell to our customers, resulting in delayed or lost sales. If we are too optimistic in our projected needs, we may order too much product inventory, some of which may become obsolete before we find a customer for it. As the economy has recovered from the economic recession, we have experienced shortages of some parts needed to manufacture our power supplies. This shortage of parts has exacerbated the lead-time problem.

Price erosion may have a material adverse effect on our margins and profitability.

The majority of the power supply manufactures that we compete with have substantially more resources and more models available than we do. Additionally the power supply business is generally characterized by intense competition. There can be no assurances that a competitor will not choose to use its resources to under price our products in the market, thereby adversely affecting our sales or margins.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters, located in Simi Valley, California, consists of a single building containing approximately 57,000 square feet housing our manufacturing, sales and marketing, finance and administration and approximately two thirds of our engineering staff. Our lease on this facility expires in December 2015. Rent on this facility is $39,000 per month with a step-up of 3% annually.

We also lease approximately 4,300 square feet of office space in Boulder, Colorado, that houses our Advanced Development Group. Our lease on this facility expires in May 2012.  Rent on this facility is $4,850 per month, with a step-up of 3% annually.

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

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Qualstar’s common stock is traded on The NASDAQ Stock Market (NASDAQ Symbol — QBAK). The following table sets forth the high and low closing sale prices of our common stock as reported by NASDAQ, during the periods indicated:

Period	Date Range	High	Low

Fiscal 2010:
First Quarter	July 1 — September, 30, 2009	$2.90	$1.87
Second Quarter	October 1 — December 31, 2009	$2.32	$1.65
Third Quarter	January 1 — March 31, 2010	$2.31	$1.82
Fourth Quarter	April 1 — June 30, 2010	$2.02	$1.54

Fiscal 2009:
First Quarter	July 1 — September, 30, 2008	$3.72	$2.74
Second Quarter	October 1 — December 31, 2008	$2.98	$1.81
Third Quarter	January 1 — March 31, 2009	$2.38	$1.35
Fourth Quarter	April 1 — June 30, 2009	$2.38	$1.85

Holders

There were approximately 36 owners of record of Qualstar’s common stock as of August 31, 2010.

Dividend Policy

In fiscal years 2010 and 2009, our Board of Directors declared the following cash dividends:

Declaration Date	Record Date	Payment Date	Dividend per Share	Total Amount

Fiscal 2010:
August 28, 2009	September 18, 2009	September 28, 2009	$0.06	$735,187.02
November 4, 2009	December 1, 2009	December 10, 2009	$0.06	$735,187.02

Fiscal 2009:
November 5, 2008	November 26, 2008	December 4, 2008	$0.06	$735,187.02
February 20, 2009	March 12, 2009	March 25, 2009	$0.06	$735,187.02
May 7, 2009	May 26, 2009	June 3, 2009	$0.06	$735,187.02

Any future determination to pay dividends will be at the discretion of the Company’s Board of Directors and will depend upon, among many other factors, the Company’s results of operations, financial condition, capital requirements and any contractual restrictions.

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Performance Graph

The following graph compares the total cumulative return to our shareholders on shares of Qualstar’s common stock during the five year period from July 1, 2005 through June 30, 2010, with the cumulative total returns of the Nasdaq Stock Market Composite Index and the Nasdaq Computer Manufacturers’ Index.  The graph assumes that the value of the investment in Qualstar’s common stock and each index was $100.00 on July 1, 2005.

	6/05	6/06	6/07	6/08	6/09	6/10
Qualstar Corporation	100.00	83.75	91.25	78.86	63.65	57.33
NASDAQ Composite	100.00	107.08	130.99	114.02	90.79	105.54
NASDAQ Computer Manufacturers	100.00	95.05	133.40	138.43	111.82	178.34

ADDITIONAL EQUITY COMPENSATION PLAN INFORMATION

The following table provides additional information regarding Qualstar’s equity compensation plans as of June 30, 2010:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)(1)	(b)(1)	(c)(2)
Equity compensation plans approved by security holders	573,000	$ 4.10	500,000
Equity compensation plans not approved by security holders	—	—	—
Totals	573,000	$ 4.10	500,000

(1)
Includes shares subject to stock options granted under the 1998 Stock Incentive Plan as of June 30, 2010. The 1998 Stock Incentive Plan expired in 2008 and no further options may be granted under that plan.

(2)	Includes shares available for additional option grants under the 2008 Stock Incentive Plan as of June 30, 2010.

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

	Years Ended June 30,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)
Statements of Operations Data:
Net revenues	$15,270	$17,892	$21,464	$20,612	$21,731
Cost of goods sold	10,626	12,190	14,043	14,092	14,856
Gross profit	4,643	5,702	7,421	6,520	6,875
Operating expenses:
Research and development	3,150	3,254	3,100	3,136	3,083
Sales and marketing	2,294	2,767	3,184	3,110	3,213
General and administrative	2,632	3,155	3,390	3,168	3,629
Total operating expenses	8,076	9,176	9,674	9,414	9,925
Loss from operations	(3.433)	(3,474)	(2,253)	(2,894)	(3,050)
Investment income	311	918	1,517	1,477	1,269
Loss before income taxes	(3,121)	(2,556)	(736)	(1,417)	(1,781)
Provision (benefit) for income taxes	-	3	17	30	(89)
Net loss	$(3,121)	$(2,559)	$(753)	$(1,447)	$(1,692)

Loss per share:
Basic and Diluted	$(0.25)	$(0.21)	$(0.06)	$(0.12)	$(0.14)
Shares used to compute loss per share:
Basic and Diluted	12,253	12,253	12,253	12,253	12,253

	Years Ended June 30,
	2010	2009	2008	2007	2006
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$2,234	$3,749	$6,744	$7,697	$6,845
Marketable securities	22,030	23,912	25,794	25,568	26,822
Working capital	19,569	27,081	23,883	25,152	*29,012
Total assets	32,521	36,592	42,657	44,063	45,399
Shareholders’ equity	29,847	34,510	39,121	41,841	42,858
____________

*	In fiscal 2006, certain marketable securities were reclassified to long-term assets.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto.

OVERVIEW

We design, develop, manufacture and sell automated magnetic tape libraries used to store, retrieve and manage electronic data primarily in network computing environments. We currently offer tape libraries utilizing the LTO tape drive technology.

Many enterprises now routinely manage very large databases, in addition to storing information on local desktop computers. This, coupled with the growth in the amount of data from new sources and applications, is increasing the need for managing and storing data efficiently. We have developed tape libraries spanning a range of prices, capacity and performance. We expect our products to continue to evolve in the future in response to emerging tape technologies and changing customer preferences.

We have developed a network of value added resellers who specialize in delivering complete storage solutions to end-users. End users of our products range from small businesses requiring simple automated backup solutions to large organizations needing complex storage management solutions. We assist our customers with marketing, sales and technical support.

Our international sales efforts are currently directed from our corporate offices in Simi Valley, California.  All of our international sales are denominated in U.S. dollars. Net revenues from customers outside of North America were approximately $5.1 million, or 33.4% of revenues for fiscal 2010, $4.7 million, or 26.4% of revenues for fiscal 2009, and $5.8 million, or 27.2% of revenues for fiscal 2008.

We also design, develop and sell high-efficiency open-frame switching power supplies used in telecommunications equipment, servers, routers, switches, RAIDs, high-efficiency lighting and similar applications. Our power supplies are sold under the N2Power brand name through independent sales representatives and distributors. The primary customers are original equipment manufacturers and contract manufacturers. We also utilize these power supplies in our tape libraries.

Net revenues include revenues from the sale of tape libraries, tape drives, tape cartridges, ancillary products, and power supplies. Ancillary revenues include spare parts, service, repair, and on-site service agreements net of the cost of any third party service contracts. Revenues from our tape library segment represented approximately 62.1% of revenues in fiscal 2010, 69.0% of revenues in fiscal 2009, and approximately 81.2% of revenues in fiscal 2008. Revenues from our power supply segment represented approximately 37.9% of revenues in fiscal 2010, 31.0% of revenues in fiscal 2009, and approximately 18.8% of revenues in fiscal 2008.

Gross margins depend on several factors, including the cost of manufacturing, product mix and the level of competition. Larger tape libraries generally provide higher gross margins than do smaller tape libraries.

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

Revenue Recognition

Revenue is recognized in accordance with Accounting Standards Codification (“ASC”) 605, “Revenue Recognition,” when persuasive evidence of an arrangement exists, transfer of title has occurred, the prices is fixed or readily determinable, and collectability is reasonable assured.  Title and risk of loss transfer to the customer when the product leaves our dock in Simi Valley, California, or another shipping location designated by us. In general, these customers are allowed to return the product, free of penalty, within thirty days of shipment, if the product does not meet the end user’s requirements.

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

Fair Value of Financial Instruments

We adopted ASC 820, “Fair Value Measurements and Disclosures” on July 1, 2008 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

ASC 820 defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.

In addition to defining fair value, ASC 820 expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value is observable in the market. Each fair value measurement is reported in one of the three levels that are determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

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

In general, and where applicable, we use quoted prices in active markets for identical assets to determine fair value. This pricing methodology applies to our Level 1 investments such as U.S. treasuries and agency securities and exchange-traded mutual funds. If quoted prices in active markets for identical assets are not available to determine fair value, then we use quoted prices for similar assets or inputs other than the quoted prices that are observable either directly or indirectly. These investments are included in Level 2 and consist primarily of corporate bonds, mortgage-backed securities, and certain agency securities.  While we own certain mortgage-backed fixed income securities, our portfolio as of June 30, 2010 does not contain direct exposure to subprime mortgages or structured vehicles that derive their value from subprime collateral.  Our mortgage-backed securities are collateralized by prime residential mortgages and carry a 100% principal and interest guarantee, primarily from Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. Our asset-backed securities are senior tranches in regard to priority of principal repayment and are collateralized by predominantly prime-rated receivables on consumer credit card, automobile loan and utility rate reduction securities.

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

Share-Based Compensation

Share-based compensation is accounted for in accordance with ASC 718, “Compensation – Stock Compensation.” We use the Black-Scholes option-pricing model to determine fair value of the award at the date of grant and recognize compensation expense over the vesting period. The inputs we use for the model require the use of judgment, estimates and assumptions regarding the expected volatility of the stock, the expected term the average employee will hold the option prior to the date of exercise, expected future dividends, and the amount of share-based awards that are expected to be forfeited. Changes in these inputs and assumptions could occur and actual results could differ from these estimates, and our results of operations could be materially impacted.

Accounting for Income Taxes

We estimate our tax liability based on current tax laws in the statutory jurisdictions in which we operate in accordance with ASC 740, “Income Taxes.” These estimates include judgments about deferred tax assets and liabilities resulting from temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, as well as about the realization of deferred tax assets.  We may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

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

We have net operating losses, capital losses, research and development credit and other carryforwards for tax purposes of $19.6 million at June 30, 2010 which expire between fiscal years 2013 and 2029, except for the state research and development credit, which has no limit on the carryforward period.

RESULTS OF OPERATIONS

The following table reflects, as a percentage of net revenues, statements of operations data for the periods indicated:

	Years Ended June 30,
	2010	2009	2008
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	69.6	68.1	65.4
Gross margin	30.4	31.9	34.6
Operating expenses:
Research and development	20.6	18.2	14.4
Sales and marketing	15.0	15.5	14.8
General and administrative	17.2	17.6	15.8
Loss from operations	(22.4)	(19.4)	(10.4)
Investment income	2.0	5.1	7.1
Loss before provision for income taxes	(20.4)	(14.3)	(3.3)
Provision for income taxes	0.0	0.0	0.1
Net loss	(20.4)%	(14.3)%	(3.4)%

We have two operating segments for financial disclosure purposes:  tape libraries and power supplies, as discussed in Footnote 11 to our consolidated financial statements. The following table summarizes our revenue by major product line and by operating segment:

	Years Ended June 30,
	2010	2009	2008
Tape Library revenues:
TLS	13.0%	22.3%	30.5%
RLS	5.5%	6.8%	9.2%
XLS	16.0%	8.3%	7.0%
	34.5%	37.4%	46.7%
Other library revenues:
Service	18.8%	15.3%	12.7%
Media	5.6%	11.9%	16.2%
Upgrades, Spares	3.2%	4.4%	5.6%
Total library revenues	62.1%	69.0%	81.2%
Power Supply revenues	37.9%	31.0%	18.8%
	100.0%	100.0%	100.0%

Fiscal 2010 Compared to Fiscal 2009

Net Revenues.  Net revenues were $15.3 million in fiscal 2010 as compared to $17.9 million in fiscal 2009. The decrease of approximately $2.6 million, or 14.7% is attributed primarily to a decrease of $2.8 million in sales of tape libraries, partially offset by an increase of $0.2 million in sales of power supplies.

Tape Library Segment
Revenues attributed to our tape library segment were $9.5 million, or 62.1% of revenues in fiscal 2010, as compared $12.3 million, or 69.0% of revenues in fiscal 2009. This decline in tape library revenues was due primarily to lower sales of our tape library products in the TLS and RLS product lines, partially offset by increased revenues from our XLS product line, in conjunction with decreased sales of tape media and miscellaneous products. We expect sales from our XLS product line to increase in fiscal 2011 as this new generation of our tape library product line gains market acceptance. However, we expect sales from our TLS and RLS product lines, as well as tape media, to decrease in fiscal 2011.

Power Supply Segment
Revenues attributed to our power supply segment were $5.8 million, or 37.9% of revenues, in fiscal 2010 as compared to $5.6 million, or 31.0% of revenues, in fiscal 2009. The increase of $0.2 million, or 4.2%, was due to increased sales to original equipment manufacturers and distributors of an expanded power supply product line. We expect continued growth as a percentage of sales in our power supply revenues during fiscal 2011.

Gross Profit.  Gross profit was $4.6 million in fiscal 2010 as compared to $5.7 million in fiscal 2009. The decrease of approximately $1.0 million, or 18.6%, is attributed to a decrease in revenues, change in product mix, an increase in inventory adjustments and reserve, and lower absorption of labor and overhead.

Research and Development.  Research and development expenses were $3.2 million in fiscal 2010, comparable with $3.3 million in fiscal 2009.

Sales and Marketing.  Sales and marketing expenses were $2.3 million in fiscal 2010 as compared to $2.8 million in fiscal 2009. The decrease of approximately $0.5 million, or 17.1%, is attributed primarily to decreases in commissions, travel and entertainment, advertising and promotion expenses and compensation related to headcount reduction expenses.

General and Administrative.  General and administrative expenses were $2.6 million in fiscal 2010 as compared to $3.2 million in fiscal 2009. The decrease of approximately $0.5 million, or 16.6%, is primarily due to a decrease in compensation expense related to headcount reductions, and reductions in investor relations, accounting and audit expenses.

Investment Income.  Investment income was $0.3 million in fiscal 2010, compared to $0.9 million in fiscal 2009.  The decrease of approximately $0.6 million is attributed to lower rates in the current economic environment and a $3.4 million decrease in the principal balance of our cash, cash equivalents and marketable securities.

Provision for Income Taxes.   Provision for income taxes was $3,000 in fiscal 2009.

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

Investment Income.  Investment income was $0.9 million in fiscal 2009, compared to $1.5 million in fiscal 2008.  The decrease of approximately $0.6 million is attributed to lower rates in the current economic environment and the shift of securities into shorter-term U.S. treasuries, in addition to a $4.9 million decrease in the principal balance of our marketable securities.

Provision for Income Taxes.  Provision for income taxes was $3,000 in fiscal 2009 as compared to a provision for income taxes of  $17,000 in fiscal 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $1.7 million in fiscal 2010 and $2.0 million in fiscal 2009. Cash provided by operating activities was $0.8 million in fiscal 2008. Cash used by operating activities in fiscal 2010 relates primarily to our net loss for the year and an increase in accounts receivable, partially offset by a decrease in inventories. Cash used in operating activities in fiscal 2009 relates primarily to our net loss for the year and a decrease in accounts payable and other accrued liabilities, partially offset by a decrease in receivables and inventories. Cash provided by operating activities in fiscal 2008 relates primarily to an increase in accounts payable and a decrease in accounts receivable.

Cash provided by investing activities was $1.7 million in fiscal 2010 and $2.0 million in fiscal 2009. Cash used in investing activities was $0.3 million in fiscal 2008. Cash provided by investing activities in fiscal 2010 relates primarily to proceeds from the sale of marketable securities, partially offset by purchases of marketable securities. Cash provided by investing activities in fiscal 2009 relates primarily to proceeds from the sale of marketable securities, partially offset by purchases of marketable securities. Cash used in investing activities in fiscal 2008 relates primarily to the purchase of marketable securities and equipment partially offset by the sale of marketable securities.

Cash used in financing activities was $1.5 million in fiscal 2010, $2.9 million for fiscal 2009 and $1.5 million for fiscal 2008. Cash used in financing activities in fiscal 2010, 2009 and 2008 relates to cash dividends declared on shares of our common stock.

As of June 30, 2010, we had $2.2 million in cash and cash equivalents and $22.1 million in marketable securities. We believe that our existing cash and cash equivalents and funds available from the sale of our marketable securities will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. We may utilize cash to invest in businesses, products or technologies that we believe are strategic. We periodically evaluate other companies and technologies for possible investment by us. In addition, we have made and may in the future make investments in companies with whom we have identified potential synergies. However, we have no present commitments or agreements with respect to any material acquisition of other businesses or technologies.

SUMMARY OF CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following is a summary of our future payments due under contractual obligations as of June 30, 2010:

Year Ended June 30	Operating Leases	Purchase Obligations	Total
	(In thousands)
2011	$528	$2,979	$3,507
2012	539	—	539
2013	503	—	503
2014	518	—	518
2015	534	—	534
2016	273	—	273
	$2,895	$2,979	$5,874

Purchase obligations in the table above represent the value of open purchase orders as of June 30, 2010. We believe that some of these obligations could be canceled for payment of a nominal penalty or no penalty; however, the amount of open purchase orders that could be canceled under such terms is difficult to quantify.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Qualstar Corporation

We have audited the accompanying consolidated balance sheets of Qualstar Corporation (the “Company’) as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended June 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Qualstar Corporation as of June 30, 2010 and 2009, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2010, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of Qualstar Corporation’s internal control over financial reporting as of June 30, 2010, included in the accompanying Management’s Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

                                   /s/  SingerLewak LLP
Los Angeles, California
September 23, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Qualstar Corporation

We have audited the accompanying consolidated balance sheets of Qualstar Corporation as of June 30, 2008, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Qualstar Corporation at June 30, 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2008, in conformity with U.S. generally accepted accounting principles.

/s/  Ernst & Young LLP
Los Angeles, California
September 18, 2008

QUALSTAR CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$2,234	$3,749
Marketable securities, short-term	12,033	16,856
Accounts receivable, net of allowance for doubtful accounts of $113 at June 30, 2010 and $85 at June 30, 2009	2,829	2,305
Inventories, net	4,823	5,822
Prepaid expenses and other current assets	299	397
Total current assets	22,218	29,129
Property and equipment, net	260	361
Marketable securities, long-term	9,997	7,056
Other assets	46	46
Total assets	$32,521	$36,592
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,225	$649
Accrued payroll and related liabilities	521	505
Other accrued liabilities	903	894
Total current liabilities	2,649	2,048

Other long-term liabilities	25	34

Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized, 12,253 shares issued and outstanding as of June 30, 2010 and June 30, 2009	18,830	18,798
Accumulated other comprehensive income	64	168
Retained earnings	10,953	15,544
Total shareholders’ equity	29,847	34,510
Total liabilities and shareholders’ equity	$32,521	$36,592

See accompanying notes

QUALSTAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended June 30,
	2010	2009	2008
Net revenues	$15,270	$17,892	$21,464
Cost of goods sold	10,626	12,190	14,043
Gross profit	4,643	5,702	7,421
Operating expenses:
Research and development	3,150	3,254	3,100
Sales and marketing	2,294	2,767	3,184
General and administrative	2,632	3,155	3,390
Total operating expenses	8,076	9,176	9,674
Loss from operations	(3,433)	(3,474)	(2,253)
Investment income	311	918	1,517
Loss before income taxes	(3,121)	(2,556)	(736)
Provision for income taxes	-	3	17
Net loss	$(3,121)	$(2,559)	$(753)
Loss per share:
Basic and Diluted	$(0.25)	$(0.21)	$(0.06)
Shares used to compute loss per share:
Basic and Diluted	12,253	12,253	12,253
Cash dividends declared per common share	$0.12	$0.18	$0.18

See accompanying notes

QUALSTAR CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

			Accumulated
			Other Comprehensive
	Common Stock		Income	Retained
	Shares	Amount	(Loss)	Earnings	Total
Balances at June 30, 2007	12,253	$18,593	$(55)	$23,303	$41,841
Stock based compensation	—	112	—	—	112
Cumulative effect of a change in accounting principle (FIN48)	—	—	—	(36)	(36)
Cash dividend on common shares	—	—	—	(2,206)	(2,206)
Comprehensive loss:
Net loss	—	—	—	(753)	(753)
Change in unrealized gains on investments	—	—	163	—	163
Comprehensive loss					(590)
Balances at June 30, 2008	12,253	$18,705	$108	$20,308	$39,121
Stock based compensation	—	93	—	—	93
Cash dividend on common shares	—	—	—	(2,205)	(2,205)
Comprehensive loss:
Net loss	—	—	—	(2,559)	(2,559)
Change in unrealized gains on investments	—	—	60	—	60
Comprehensive loss					(2,499)
Balances at June 30, 2009	12,253	$18,798	$168	$15,544	$34,510
Stock based compensation	—	32	—	—	32
Cash dividend on common shares	—	—	—	(1,470)	(1,470)
Comprehensive loss:
Net loss	—	—	—	(3,121)	(3,121)
Change in unrealized loss on investments	—	—	(104)	—	(104)
Comprehensive loss					(3,225)
Balances at June 30, 2010	12,253	$18,830	$64	$10,953	$29,847

See accompanying notes

QUALSTAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended June 30,
	2010	2009	2008
OPERATING ACTIVITIES:
Net loss	$(3,121)	$(2,559)	$(753)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	172	228	275
Provision for bad debts and returns, net	25	38	15
Provision for (recovery of) inventory reserve	280	70	(82)
Stock based compensation	32	93	112
Loss (gain) on sale of securities	4	(98)	(6)
Changes in operating assets and liabilities:
Accounts receivable	(549)	619	485
Inventories	718	217	(99)
Prepaid expenses and other assets	89	83	292
Accounts payable	576	(548)	543
Accrued payroll and related liabilities	15	(13)	64
Other accrued liabilities	11	(150)	(71)
Net cash (used in) provided by operating activities	(1,748)	(2,032)	775
INVESTING ACTIVITIES:
Purchases of equipment	(71)	(63)	(200)
Purchases of marketable securities	(16,765)	(30,201)	(26,359)
Proceeds from the sale of marketable securities	18,539	32,241	26,302
Net cash provided by (used in) investing activities	1,703	1,977	(257)
FINANCING ACTIVITIES:
Cash dividends on common shares	(1,470)	(2,940)	(1,471)
Net cash used in financing activities	(1,470)	(2,940)	(1,471)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,515)	(2,995)	(953)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,749	6,744	7,697
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,234	$3,749	$6,744

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$12	$11	$7

See accompanying notes

QUALSTAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Accounting Policies

Business

Qualstar Corporation (“Qualstar”) was incorporated in California in 1984 to develop and manufacture IBM compatible 9-track reel-to-reel tape drives for the personal computer and workstation marketplaces. Commencing in 1995, Qualstar focused its efforts on designing, developing, manufacturing and selling automated magnetic tape libraries used to store, retrieve and manage electronic data primarily in the network computing environment. Tape libraries consist of cartridge tape drives, tape cartridges and robotics to move the tape cartridges from their storage locations to the tape drives under software control. Qualstar’s libraries provide storage solutions for organizations requiring backup, recovery, and archival storage of critical electronic information. Qualstar’s tape libraries are compatible with commonly used operating systems, including UNIX, Windows and Linux and a wide range of storage management software. Qualstar currently offers tape libraries utilizing the LTO tape drive technology.

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

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured (less estimated returns, for which provisions are made at the time of sale) in accordance with Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.” The provision for estimated returns is made based on known claims and estimates of additional returns based on historical data. Revenues from technical support services and other services are recognized at the time the services are performed. Revenues from service contracts entered into with third party service providers are recognized at the time of sale, net of costs.

Cash and Cash Equivalents

Qualstar classifies as cash equivalents only cash and those investments that are highly liquid, interest earning investments with maturity of three months or less from the date of purchase.

Marketable Securities

Marketable securities consist primarily of high-quality U.S. corporate securities and U.S. federal government debt securities. Our marketable securities portfolio consists of short-term securities with original maturities of greater than three months from the date of purchase and remaining maturities of less than one year and longer term securities with original maturities of greater than one year and less than five years. Marketable securities are classified as available for sale and are recorded at fair value using the specific identification method; unrealized gains and losses are reflected in other comprehensive income until realized; realized gains and losses are included in earnings when the underlying securities are sold and are derived using the specific identification method for determining the cost of securities sold. A $4,000 loss from the sale of marketable securities was recorded in fiscal 2010. A $98,000 gain and a $6,000 gain from the sale of marketable securities were recorded in fiscal years 2009 and 2008, respectively. All of Qualstar’s marketable securities were classified as available-for-sale at June 30, 2010 and 2009.

The Company reviews its marketable securities for any potential investment impairments in accordance with ASC 320, “Investments – Debt and Equity Securities,” in order to determine if an impairment exists and if so, the classification of the impairment as “temporary” or “other-than-temporary.”  A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of shareholders’ equity.  An other-than-temporary impairment charge is recorded as a realized loss in the Statement of Operations and reduces net income (loss) for the applicable accounting period.  The differentiating factors between temporary and other-than-temporary impairment are primarily the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

The Company does not believe any unrealized losses represent an other-than-temporary impairment based on our evaluation of available evidence as of June 30, 2010.  We believe that our existing cash and short-term investments, and our expected operating cash flows will be sufficient to fund our working capital requirements, capital expenditures and other obligations for the foreseeable future and will not affect our ability to execute our current business plans.  If the credit ratings of the security issuers deteriorate or if normal market conditions do not return in the near future, we may be required to reduce the value of our investments through an impairment charge and reflect them as long-term investments.

Concentration of Credit Risk, Other Concentration Risks and Significant Customers

Qualstar sells its products primarily through value added resellers located worldwide. Ongoing credit evaluations of customers’ financial condition are performed by Qualstar, and generally, collateral is not required. Potential uncollectible accounts have been provided for in the financial statements.

We are exposed to foreign currency and interest rate risks.  Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in shorter duration fixed income securities. We have no outstanding debt nor do we utilize auction rate securities or derivative financial instruments in our investment portfolio.

Our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Sales outside of North America represented approximately 33.4% of net revenues in fiscal 2010, 26.4% of net revenues in fiscal 2009, and 27.2% of net revenues in fiscal 2008.

Revenues from Qualstar’s largest customer totaled 11.3% of revenues for the year ended June 30, 2010. Revenues from Qualstar’s largest customer totaled approximately 12.5% of revenues for the year-end June 30, 2009, and revenues from Qualstar’s two largest customers combined totaled 12.9% of revenues for the years ended June 30, 2008. At June 30, 2010, the largest customer’s accounts receivable, net of specific allowance, totaled approximately 10.1% of net accounts receivable. At June 30, 2009, the largest customer’s accounts receivable, net of specific allowances, totaled approximately 19.0% of net accounts receivable.

Suppliers

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. Activity in the allowance for doubtful accounts was as follows (in thousands):

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Period
Year Ended June 30, 2010	$85	$25	$—	$3	$113
Year Ended June 30, 2009	$82	$38	$—	$(35)	$85
Year Ended June 30, 2008	$121	$15	$—	$(54)	$82

(1)	Uncollectible accounts written off, net of recoveries.

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

Long-Lived Assets

Qualstar reviews the impairment of long-lived assets whenever events or changes in circumstances indicate the carrying amount of any asset may not be recoverable, in accordance with ASC 360, “Property, Plant and Equipment.” An impairment loss would be recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying amount. If impairment is indicated, the amount of the loss to be recorded is based upon an estimate of the difference between the carrying amount and the fair value of the asset. Fair value is based upon discounted cash flows expected to result from the use of the asset and its eventual disposition and other valuation methods. There were no impairment losses of long-lived assets recognized during the periods presented.

Shipping and Handling Costs

Qualstar records all charges for outbound shipping and handling as revenue. All inbound shipping and fulfillment costs are classified as costs of goods sold.

Warranty Obligations

Qualstar provides a three-year warranty on its XLS, TLS and RLS tape libraries. Some TLS and all RLS models have three year advance replacement warranty coverage that provides for replacement of components, or if necessary, complete libraries. All other TLS models have a one-year advance replacement warranty with the second and third year being return-to-factory for service at no charge. XLS libraries sold in North America have a one year onsite service warranty and XLS libraries sold outside of North America have one year advance replacement warranty coverage that provides for replacement of components, or if necessary, complete libraries. A provision for costs related to warranty expense is recorded when revenue is recognized, which is estimated based on historical warranty costs incurred. Customers may purchase extended advance replacement service coverage and on-site service if they are located in the United States, Canada and most countries within Europe.

Activity in the liability for product warranty (included in other accrued liabilities) for the periods presented are as follows (in thousands):

	June 30,
	2010	2009
Beginning balance	$167	$181
Cost of warranty claims	(65)	(65)
Accruals for product warranties	54	51
Ending balance	$156	$167

Research and Development

All research and development costs are charged to expense as incurred. These costs consist primarily of engineering salaries, benefits, outside consultant fees, purchased parts and supplies directly involved in the design and development of new products, and facilities and other internal costs.

Advertising

Advertising and promotion expenses include costs associated with direct and indirect marketing, trade shows and public relations. Qualstar expenses all costs of advertising and promotion as incurred. Advertising and promotion expenses for the years ended June 30, 2010, 2009 and 2008 were approximately $342,000, $501,000 and $576,000, respectively.

Fair Value of Financial Instruments

We adopted ASC 820, “Fair Value Measurements and Disclosures” on July 1, 2008 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

ASC 820 defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.

In addition to defining fair value, ASC 820 expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value is observable in the market. Each fair value measurement is reported in one of the three levels that are determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

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

In general, and where applicable, we use quoted prices in active markets for identical assets to determine fair value. This pricing methodology applies to our Level 1 investments such as U.S. treasuries and agency securities and exchange-traded mutual funds. If quoted prices in active markets for identical assets are not available to determine fair value, then we use quoted prices for similar assets or inputs other than the quoted prices that are observable either directly or indirectly. These investments are included in Level 2 and consist primarily of corporate bonds, mortgage-backed securities, and certain agency securities.  While we own certain mortgage-backed fixed income securities, our portfolio as of June 30, 2010 does not contain direct exposure to subprime mortgages or structured vehicles that derive their value from subprime collateral.  Our mortgage-backed securities are collateralized by prime residential mortgages and carry a 100% principal and interest guarantee, primarily from Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. Our asset-backed securities are senior tranches in regard to priority of principal repayment and are collateralized by predominantly prime-rated receivables on consumer credit card, automobile loan and utility rate reduction securities.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at June 30, 2010 (in thousands):

June 30, 2010	Level 1	Level 2	Total
Assets
Cash	$737	$–	$737
Cash Equivalents	997	–	997
Money Market Mutual fund	500	–	500
U.S. government and agency securities	9,546	7,260	16,806
Asset backed securities	–	2,233	2,233
Mortgage-backed securities	–	637	637
Corporate bonds	–	2,354	2,354
Total	$11,780	$12,484	$24,264

June 30, 2009	Level 1	Level 2	Total
Assets
Cash	$898	$–	$898
Money Market Mutual fund	2,851	–	2,851
U.S. government and agency securities	13,092	7,643	20,735
Mortgage-backed securities	–	2,423	2,423
Corporate bonds	–	754	754
Total	$16,840	$10,821	$27,661

The carrying amounts reported in the balance sheets for cash and cash equivalents, short-term marketable securities, accounts receivable and accounts payable approximate their fair values due to the short term nature of these financial instruments.

Share-Based Compensation

We account for share-based compensation in accordance with ASC 718, “Compensation – Stock Compensation.” In accordance with the provisions of ASC 718, share-based compensation cost is measured at the grant date based on fair value of the award and is recognized as expense over the applicable vesting period of the stock award (generally four years) using the straight-line method.

Income Taxes

Income taxes are accounted for using the liability method in accordance with ASC 740, “Income Taxes.” Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities, and for the expected future tax benefit to be derived from tax credits and loss carryforwards. Current income tax expense or benefit represents the amount of income taxes expected to be payable or refundable for the current year. A valuation allowance is established when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

The following table sets forth the calculation for basic and diluted loss per share for the periods indicated:

	Year Ended June 30,
	2010	2009	2008
	(In thousands)
Loss:
Net loss	$(3,121)	$(2,559)	$(753)
Shares:
Weighted average shares for basic and diluted loss per share	12,253	12,253	12,253
Loss per share	(0.25)	(0.21)	(0.06)

Shares issuable under stock options of 573,000, 573,000 and 623,000 for the years ended June 30, 2010, 2009 and 2008, respectively, have been excluded from the computation of diluted loss per share as the effect would be antidilutive.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. In the fiscal year ended June 30, 2008, the reclassification related to declared but unpaid dividends on the Statement of Cash Flows.

Note 2 – Marketable Securities

The following table summarizes marketable securities by security type at June 30, 2010, and June 30, 2009, respectively (in thousands):

June 30, 2010	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
US Treasury obligations and direct obligations of U.S. Government agencies	$16,743	$63	$—	$16,806
Government Sponsored Enterprise collateralized mortgage obligations	635	2	—	637
Asset backed securities	2,229	4	—	2,233
Corporate bonds	2,359	—	(5)	2,354
Total	$21,966	$69	$(5)	$22,030

June 30, 2009	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
US Treasury obligations and direct obligations of U.S. Government agencies	$20,616	$119	$—	$20,735
Government Sponsored Enterprise collateralized mortgage obligations	2,376	47	—	2,423
Corporate bonds	752	2	—	754
Total	$23,744	$168	$—	$23,912

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010. There were no unrealized loss positions as of June 30, 2009.

	Less Than 12 Months		12 Months or Greater		Total
June 30, 2010	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Corporate bonds	1,070	(3)	1,284	(2)	2,354	(5)
Total	$1,070	$(3)	$1,284	$(2)	$2,354	$(5)

The following tables summarize the contractual maturities of the Company’s fixed maturity securities and GSE collateralized mortgage obligations based on cash flows (in thousands):

	June 30,
	2010	2009
Less than 90 days	$—	$—
Less than one year	12,033	16,856
Due in one to five years	9,997	7,056
	$22,030	$23,912

Note 3 – Inventories
Inventories consist of the following:

	June 30,
	2010	2009
	(In thousands)
Raw materials	$4,164	$5,389
Finished goods	1,250	1,248
Subtotal	5,414	6,637
Less: Inventory reserve	(591)	(815)
	$4,823	$5,822

Note 4 – Property and Equipment

The components of property and equipment are as follows:

	June 30,
	2010	2009
	(In thousands)
Leasehold improvements	$566	$566
Furniture and fixtures	899	974
Machinery and equipment	2,282	2,678
	3,747	4,218
Less accumulated depreciation and amortization	(3,487)	(3,857)
	$260	$361

Note 5 – Accrued Payroll and Related Liabilities

The components of accrued payroll and related liabilities are as follows:

	June 30,
	2010	2009
	(In thousands)
Accrued salaries and payroll taxes	$270	$255
Accrued vacation	232	229
Accrued other	19	21
	$521	$505

Note 6 – Other Accrued Liabilities

The components of other liabilities are as follows:

	June 30,
	2010	2009
	(In thousands)
Accrued audit	$110	$152
Accrued service contracts	294	327
Accrued step rent	147	104
Accrued warranty	156	167
Other accrued liabilities	196	144
	$903	$894

Note 7 – Income Taxes

The provision for income taxes is comprised of the following:

	Year Ended June 30,
	2010	2009	2008
	(In thousands)
Current:
Federal	$—	$—	$—
State	—	3	17
	—	3	17
Deferred:
Federal	—	—	—
State	—	—	—
	—	—	—
	$—	$3	$17

The following is a reconciliation of the statutory federal income tax rate to Qualstar’s effective income tax rate:

	Year Ended June 30,
	2010	2009	2008
Statutory federal income tax benefit	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal income tax benefit	(1.4)	(3.8)	(4.7)
Research and development credits	(3.0)	(5.4)	5.2
Valuation allowance	27.0	49.5	38.4
Other	11.4	(6.2)	(2.5)
	0.0%	0.1%	2.4%

The tax effect of temporary differences resulted in deferred income tax assets (liabilities) as follows:

	June 30,
	2010	2009	2008
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$3,861	$2,587	$1,681
Capital loss and other credit carryforwards	20	465	467
Research and development credit carryforwards	994	900	597
Allowance for bad debts and returns	53	38	44
Inventory reserves	224	317	289
Capitalized inventory costs	24	29	31
Marketable securities	(24)	(65)	(41)
Other accruals	507	530	511
Total gross deferred tax assets	5,659	4,801	3,579
Less valuation allowance on deferred tax assets	(5,620)	(4,735)	(3,494)
Net deferred tax assets	39	66	85
Deferred tax liabilities:
Depreciation and other	(39)	(66)	(85)
Total deferred tax liabilities	(39)	(66)	(85)
Net deferred taxes	$—	$—	$—

The Company records a valuation allowance against its net deferred income tax assets in accordance with ASC 740 “Income Taxes” when in management’s judgment, it is more likely than not that the deferred income tax assets will not be realized in the foreseeable future. For the fiscal years ended June 30, 2010. 2009, and 2008, the Company placed a valuation allowance on net deferred tax assets. The Company has net operating loss carryforwards for federal income tax purposes of approximately $10.1 million as of June 30, 2010, $6.7 million as of June 30, 2009 and $4.3 million as of June 30, 2008.  The Company has net operating loss carryforwards for state income tax purposes of approximately $8.1 million as of June 30, 2010, $5.8 million as of June 30, 2009 and $3.8 million as of June 30, 2008. The Company had research and development and other credits for tax purposes of $1.5 million as of June 30, 2010,  $1.3 million at June 30, 2009 and $0.9 million at June 30, 2008. If not utilized, the federal net operating loss and other tax credit carryforwards will expire beginning in 2025. If not utilized, the state net operating loss carryforward will expire beginning in 2013.  The state research and development credit has no limit on the carryforward period.

In accordance with ASC 740, the Company recognized an increase of approximately $36,000 in liability for uncertain tax positions that were accounted for as a reduction to the July 1, 2007 balance of retained earnings. The following table summarizes the activity related to the Company’s uncertain tax positions (in thousands):

	June 30,
	2010	2009	2008
Balance at July 1	$34	$46 3446	$36
Increases related to tax positions taken in prior year	1	3	1
Decreases due to lapse of statute of limitations	(8)	(13)	—
Related interest and penalties, net of federal tax benefit	(2)	(2)	9
Balance at June 30	$25	$34	$46

While the Company expects that the amount of its uncertain tax positions will change in the next twelve months, the Company does not expect this change to have a significant impact on its results of operations or financial position.  In addition, future changes in the unrecognized tax benefit will have no impact on the Company’s effective tax rate due to the existence of the valuation allowance.

The Company’s policy is to include interest and penalties on uncertain tax positions in income tax expense, but is not significant at June 30, 2010.   The Company files its tax returns by the laws of the jurisdictions in which it operates.  The Company’s federal tax returns after 2003 and California tax returns after 2003 are still subject to examination.  Various state jurisdictions tax years remain open to examination as well, though the Company believes any additional assessment will be immaterial to its consolidated financial statements.

Note 8 – Preferred Stock

Qualstar’s capital structure allows for the Board of Directors to authorize 5,000,000 shares of preferred stock. The Board of Directors has authority to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares of preferred stock without any future vote or action by the shareholders. At June 30, 2010 and 2009, there were no outstanding shares of preferred stock.

Note 9 – Shared Based Stock Option Plans

The Company has two share-based compensation plans as described below. During fiscal 2010, 2009 and 2008, the Company recorded share-based compensation associated with outstanding stock option grants of approximately $32,000, $93,000 and $112,000, respectively. No income tax benefit was recognized in the income statement for share-based arrangements in any period presented.

Qualstar adopted the1998 Stock Incentive Plan, (the “1998 Plan”) under which incentive and nonqualified stock options could be granted for an aggregate of no more than 1,215,000 shares of common stock. Under the terms of the 1998 Plan, options could be issued at an exercise price of not less than 100% of the fair market value of common stock on the date of grant. These option awards typically vest based on 4 years of continuous service at a rate of 25% per year and terminate as specified in each option agreement, but terminate no later than ten years after the date of grant. The 1998 Plan expired in 2008 and no additional options may be granted under that plan. However, options previously granted under the 1998 Plan will continue under their terms.

Qualstar adopted the 2008 Stock Incentive Plan (the “2008 Plan”) under which incentive and nonqualified stock options may be granted for an aggregate of no more than 500,000 shares of common stock. Under the terms of the 2008 Plan, options may be issued at an exercise price of not less than 100% of the fair market value of common stock on the date of grant. These option awards typically vest based on 4 years of continuous service at a rate of 25% per year and terminate as specified in each option agreement, but terminate no later than ten years after the date of grant. No options have been granted under the 2008 Plan as of June 30, 2010.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination in determining forfeiture rates and evaluates separate groups of employees by functional area that have similar historical exercise behavior. The expected term of options granted is estimated based on the vesting term of the award, historical employee exercise behavior, expected volatility of the Company’s stock and an employee’s average length of service. The risk-free interest rate used in this model correlates to a U.S. constant rate Treasury security with a contractual life that approximates the expected term of the option award. Weighted-average numbers have been used below as indicated. There were no option grants under either plan during fiscal years 2010 and 2009, and the grants made during fiscal year 2008 were under the 1998 Plan.

2008
Expected dividend yield	7.77%
Risk-free interest rate	3.5%
Expected life of options	6 years
Annual rate of quarterly dividend	7.8%
Volatility	34.6%

The following table summarizes all stock option activity (in thousands, except per share amounts):

Options	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2009	573	$ 4.10	5.29	$ —
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at June 30, 2010	573	$ 4.10	4.29	$ —
Exercisable at June 30, 2010	535	$ 4.18	4.08	$ —

The weighted-average grant date fair value per share of options granted during the fiscal year 2008 was $0.48. No options were granted during fiscal years 2010 and 2009.

At June 30, 2010, there was $38,500 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the 1998 Plan.  The cost is expected to be recognized over a weighted-average period of 1.1 years.  The total fair value of shares vested for fiscal years 2010, 2009 and 2008 was $58,000, $93,000 and $112,000, respectively.

Note 10 – Commitments

Qualstar’s lease agreement for its facility located in Simi Valley, California, expires in December 2015. Rent on this facility is $39,000 per month effective April 2010, with a step-up of 3% annually beginning in April 2011. The Company provides for rent expense on a straight-line basis over the lease term.

Qualstar’s lease agreement for its facility located in Boulder, Colorado, expires in May of 2012. Rent on this facility is $4,850 per month, with a step-up of approximately 3% annually. The Company provides for rent expense on a straight-line basis over the lease term.

Future minimum lease payments under these leases are as follows:

Year Ending June 30,	Minimum Lease Payment
(in thousands)
2011	528
2012	539
2013	503
2014	518
2015	534
2016	273
$2,895

Rent expense (including equipment rental) for the years ended June 30, 2010, 2009, and 2008, was $665,000, $660,000, and $725,000, respectively.

Note 11 – Segment Information

Based on the provisions of ASC 280, “Segment Reporting,” and the manner in which the Chief Operating Decision Maker analyzes the business, Qualstar has determined that it has two separate operating segments.

Segment revenue, loss before income taxes and total assets were as follows:

	Year Ended June 30
	2010	2009	2008
Revenue	(in thousands)
Tape Libraries:
Product	$6,608	$9,613	$14,711
Service	2,879	2,728	2,718
Total Tape Libraries	9,487	12,341	17,429
Power Supplies	5,783	5,551	4,035
Consolidated Revenue	$15,270	$17,892	$21,464

	Year Ended June 30
	2010	2009	2008
Income (Loss) before Taxes	(in thousands)
Tape Libraries	$(3,219)	$(2,636)	$(938)
Power Supplies	98	80	202
Consolidated Loss before Income Taxes	$(3,121)	$(2,556)	$(736)

	Year Ended June 30
	2010	2009	2008
Total Assets	(in thousands)
Tape Libraries	$32,418	$37,172	$41,257
Power Supplies	103	(580)	1,400
Consolidated Assets	$32,521	$36,592	$42,657

In its operation of the business, management reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with U.S. GAAP. Our two segments are Tape Libraries and Power Supplies. The two segments discussed in this analysis are presented in the way we internally managed and monitored performance for the years ended June 30, 2010, 2009, and 2008. Allocations for internal resources were made for the years ended June 30, 2010, 2009, and 2008. The power supplies segment tracks certain assets separately, and all others are recorded in the tape library segment for internal reporting presentations. Cash was not segregated between the two segments, but retained by the library segment through the third quarter of fiscal 2009. Cash was segregated between the two segments commencing in the fourth quarter of fiscal 2009.

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

Geographic Information

Information regarding revenues attributable to the Qualstar’s primary geographic operating regions is as follows:

	Year Ended June 30,
	2010	2009	2008
	(In thousands)
Revenues:
North America	$10,176	$13,166	$15,619
Europe	2,483	2,718	3,779
Asia Pacific	1,981	1,527	1,433
Other	630	481	633
	$15,270	$17,892	$21,464

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

Note 13 – Benefit Plans

Qualstar has a voluntary deferred compensation plan (the Plan) qualifying for treatment under Internal Revenue Code Section 401(k). All employees are eligible to participate in the Plan following three months of service of employment and may contribute up to 100% of their compensation on a pre-tax basis, not to exceed the annual IRS maximum. Qualstar, at the discretion of management, may make matching contributions in an amount equal to 25% of the first 6% of compensation contributed by eligible participants. Qualstar suspended the discretionary matching contribution effective August, 2009. Qualstar’s contributions under the Plan totaled $4,000, $54,000, and $46,000 for the years ended June 30, 2010, 2009, and 2008, respectively.

Note 14 – Related Party Transactions

Qualstar’s outside counsel is a member of its board of directors. During the years ended June 30, 2010, 2009, and 2008 Qualstar paid $107,000, $88,000, and $83,000, respectively to the law firm in which the director is a shareholder for general business purposes.

Note 15 – Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09 to amend the disclosure requirements related to subsequent events. The guidance requires an entity that is an SEC filer or a conduit bond obligor for conduit debt securities traded in a public market to evaluate subsequent events through the date that the financial statements are issued. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated.

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

On September 15, 2009, we adopted ASC 105, “Generally Accepted Accounting Principles,” the authoritative guidance that establishes only two levels of U.S. generally accepted accounting principles (“GAAP”): authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative U.S. accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which continue to be sources of authoritative GAAP for SEC registrants. All nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. Adoption of the new guidance did not have a material impact on our financial statements.

On July 1, 2009 we adopted the authoritative guidance on fair value measurement, ASC 820, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Adoption of the new guidance did not have a material impact on our financial statements.

On July 1, 2009 we adopted ASC 805, which requires the retention of the acquisition method of accounting (previously referred to as the purchase method) for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred.  Adoption of the new guidance did not have a material impact on our financial statements.

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

Note 16 – Quarterly Results of Operations (Unaudited)

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,
	(In thousands, except per share amounts)
Fiscal 2010:
Net sales	$3,991	$4,003	$3,597	$3,679
Gross profit	1,281	1,206	1,194	963
Net loss	$(575)	$(797)	$(798)	$(951)
Net loss per share:
Basic and diluted	$(0.05)	$(0.07)	$(0.07)	$(0.08)

Fiscal 2009:
Net sales	$3,769	$4,098	$4,623	$5,402
Gross profit	941	1,404	1,474	1,883
Net loss	$(1,245)	$(720)	$(555)	$(39)
Net loss per share:
Basic and diluted	$(0.10)	$(0.06)	$(0.05)	$(0.00)

Note 17 - Subsequent Event

The Company has performed an evaluation of subsequent events.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Qualstar’s disclosure controls and procedures as of June 30, 2010, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over financial reporting

We did not make any changes in our internal control over financial reporting during the fiscal fourth quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we have concluded that, as of June 30, 2010, our internal control over financial reporting was effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

The information called for by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K (except information as to Qualstar’s executive officers, which is included under Part I, Item 1 of this Report) will be included in Qualstar’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year ended June 30, 2010, and is hereby incorporated by reference to such Proxy Statement.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our executive officers and biographical information appears in Part I, Item 1 of this report. Information about our Directors may be found under the caption “Election of Directors” of our Proxy Statement (the “Proxy Statement”). That information is incorporated herein by reference.

Additional information in response to this item is incorporated herein by reference to our proxy statement to be filed within 120 days after our fiscal year ended June 30, 2010.

ITEM 11. EXECUTIVE COMPENSATION

Information in response to this item is incorporated by reference to our proxy statement to be filed within 120 days of our fiscal year ended June 30, 2010.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information in response to this item is incorporated by reference to our proxy statement to be filed within 120 days of our fiscal year ended June 30, 2010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information in response to this item is incorporated by reference to our proxy statement to be filed within 120 days of our fiscal year ended June 30, 2010.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this item is incorporated by reference to our proxy statement to be filed within 120 days of our fiscal year ended June 30, 2010.

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

(b)	Exhibits:

Exhibit No.	Description
3.1(1)	Restated Articles of Incorporation.
3.2(4)	Bylaws, as amended and restated January 14, 2000.
3.3(4)	Amendment to Bylaws, adopted December 21, 2007.
10.1(1)*	1998 Stock Incentive Plan, as amended and restated.
10.2(1)	Form of Indemnification Agreement.
10.3(2)	Lease agreement between Strategic Performance Fund-II, Inc. and Qualstar Corporation, dated September 20, 2000.
10.4	Amendment to Lease agreement between Strategic Performance Fund-II, Inc. and Qualstar Corporation, dated June 30, 2009.
10.5(5)*	2008 Stock Incentive Plan
14.1(3)	Code of Business Conduct and Ethics
23.1	Consent of Independent Registered Public Accounting Firm (SingerLewak, LLP).
23.2	Consent of Independent Registered public Accounting Firm (Ernst & Young, LLP).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________

(1)	Incorporated by reference to the designated exhibits to Qualstar’s registration statement on Form S-1 (Commission File No. 333-96009), declared effective by the Commission on June 22, 2000.
(2)	Incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
(3)	Incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-K for the fiscal year ended June 30, 2004.
(4)	Incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-Q for the fiscal quarter ended December 31, 2007.
(5)	Incorporated by reference to Exhibit 10.1 to Qualstar’s Report on Form 10-Q/A for the fiscal quarter ended March 31, 2009.
*	Each of these exhibits constitutes a management contract, compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALSTAR CORPORATION

Date: September 23, 2010	By:	/s/ WILLIAM J. GERVAIS
William J. Gervais, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ WILLIAM J. GERVAIS	Chief Executive Officer,	September 23, 2010
William J. Gervais	President and Director
(Principal executive officer)

/s/ NIDHI H. ANDALON	Vice President and CFO	September 23, 2010
Nidhi H. Andalon	(Principal financial officer)

/s/ RICHARD A. NELSON	Vice President, Engineering	September 23, 2010
Richard A. Nelson	Secretary and Director

/s/ CARL W. GROMADA	Director	September 23, 2010
Carl W. Gromada

/s/ STANLEY W. CORKER	Director	September 23, 2010
Stanley W. Corker

/s/ ROBERT E. RICH	Director	September 23, 2010
Robert E. Rich

/s/ ROBERT A. MEYER	Director	September 23, 2010
Robert A. Meyer

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Restated Articles of Incorporation.
3.2(4)	Bylaws, as amended and restated January 14, 2000.
3.3(4)	Amendment to Bylaws, adopted December 21, 2007.
10.1(1)*	1998 Stock Incentive Plan, as amended and restated.
10.2(1)	Form of Indemnification Agreement.
10.3(2)	Lease agreement between Strategic Performance Fund-II, Inc. and Qualstar Corporation, dated September 20, 2000.
10.4	Amendment to Lease agreement between Strategic Performance Fund-II, Inc. and Qualstar Corporation, dated June 30, 2009.
10.5(5)*	2008 Stock Incentive Plan
14.1(3)	Code of Business Conduct and Ethics
23.1	Consent of Independent Registered Public Accounting Firm (SingerLewak, LLP).
23.2	Consent of Independent Registered public Accounting Firm (Ernst & Young, LLP).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________

(1)	Incorporated by reference to the designated exhibits to Qualstar’s registration statement on Form S-1 (Commission File No. 333-96009), declared effective by the Commission on June 22, 2000.
(2)	Incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
(3)	Incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-K for the fiscal year ended June 30, 2004.
(4)	Incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-Q for the fiscal quarter ended December 31, 2007.
(5)	Incorporated by reference to Exhibit 10.1 to Qualstar’s Report on Form 10-Q/A for the fiscal quarter ended March 31, 2009.
*	Each of these exhibits constitutes a management contract, compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of this report.