Form 10-K/A
period 2010-06-30
QUALSTAR CORP
filed 2010-10-28
CIK 758938

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
Large accelerated filer ☐    Accelerated filer ☐     Non-accelerated filer ❑    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☒

As of December 31, 2009, (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common equity held by non-affiliates of the registrant was approximately $15,384,000 based on the closing sales price as reported on the NASDAQ Stock Market. As of September 23, 2010, there were 12,253,117 shares of common stock without par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our executive officers and biographical information appears in Part I, Item 1 of this report under the caption “Executive Officers of the Registrant.”  The current members of our Board of Directors and biographical information is set forth below:

Name	Age	Position
William J. Gervais	67	Chief Executive Officer, President and Director
Richard A. Nelson	67	Vice President — Engineering, Secretary and Director
Stanley W. Corker	59	Director
Carl W. Gromada	69	Director
Robert A. Meyer	65	Director
Robert E. Rich	60	Director

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

To our knowledge, based solely on a review of the copies of Section 16(a) reports furnished to us and written representations that no other reports were required during the fiscal year ended June 30, 2010, our officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements except as follows:  Richard A. Nelson sold shares of our common stock on December 28 and 29, 2009 pursuant to a 10b5-1 trading plan. These sales were reported on a Form 4 that was filed on January 4, 2010.

Code of Ethics

Qualstar has adopted a written Code of Business Conduct and Ethics, which complies with the requirements for a code of ethics pursuant to Item 406(b) of Regulation S-K under the Securities Exchange Act of 1934, that applies to our chief executive officer, chief financial officer and persons performing similar functions. A copy of the Code of Business Conduct and Ethics has been filed as an exhibit to this report. A copy of the Code of Business Conduct and Ethics is also posted on our website at www.qualstar.com. A copy of the Code of Business Conduct and Ethics will be provided, without charge, to any shareholder who sends a written request to the Chief Financial Officer of Qualstar at 3990-B Heritage Oak Court, Simi Valley, California 93063.

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

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section contains a discussion of the material elements of compensation awarded to, earned by, or paid to our principal executive officer, our principal financial officer, and our other executive officers who were serving as executive officers of Qualstar at June 30, 2010.  These individuals are identified in the Summary Compensation Table and other compensation tables that follow this section, and are referred to throughout this report as our “named executive officers.”

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

The table below shows the base salary established for each of our named executive officers for fiscal years 2010 and 2009, and the percentage change compared to the prior fiscal year.  Salary adjustments typically do not coincide with the beginning of the fiscal year, so the amounts shown below may not be exactly the same as those shown in the Fiscal 2010 Summary Compensation Table.

Name and Principal Position	Fiscal 2010 Base Salary		Percent Change versus Fiscal 2009 Base Salary	Fiscal 2011 Base Salary	Percent Change versus Fiscal 2010 Base Salary
William J. Gervais Chief Executive Officer and President	$157,500	(1)	(10.0%)	$157,500	─
Nidhi H. Andalon Vice President and Chief Financial Officer	$150,000		7.1%	$150,000	─
Randy Johnson Vice President and General Manager, N2Power	$180,000		─	$180,000	─
Richard A. Nelson Vice President of Engineering	$153,000	(1)	(10.0%)	$153,000	─
Robert K. Covey Vice President of Marketing	$165,600	(1)	(10.0%)	$165,600	─
__________
(1)	As a cost-saving measure, the base salaries of Mr. Gervais, Mr. Nelson and Mr. Covey were reduced by 10% for an indefinite period, effective as of July 2009.

Cash Bonuses

Historically, each year the Board of Directors, upon the recommendation of the Compensation Committee, has established a cash bonus plan for executive officers based on Qualstar achieving stated levels of consolidated revenue and pre-tax profits for the fiscal year, excluding the effects of acquisitions, if any, made during the fiscal year.  However, in recent years Qualstar has not achieved the levels of revenues or pre-tax profits required to earn even the minimum bonus amounts under prior bonus plans.  Consequently, the Board of Directors did not establish a bonus plan for executive officers for fiscal 2010, and has not established a bonus plan for executive officers for fiscal 2011, with the exception of Randy Johnson.  Mr. Johnson was first appointed an executive officer by our Board on March 25, 2010.  His incentive compensation plan, which was established before Mr. Johnson became an executive officer and has not been modified, provides that he can earn a cash bonus based on the level of pre-tax profits achieved by our N2Power business unit for the fiscal year.  Mr. Johnson’s potential bonus ranges from 0% of his base pay if N2Power is unprofitable, up to a maximum amount equal to 15% of his base pay if N2Power achieves pre-tax profits equal to more than 19% of N2Power sales.  For the fiscal year ended June 30, 2010, Mr. Johnson earned a bonus of $3,600, which is equal to 2% of his base pay.

Our Board of Directors reserves the right to pay discretionary cash bonuses, if deemed appropriate.

Equity-Based Compensation

We use stock option grants as a form of long-term compensation.  For the past several years, however, our stock generally has not been actively traded and the price per share has declined or stayed within a relatively narrow range.  Consequently, stock options have not provided significant compensation in recent years.  We did not grant any stock options to our executive officers in fiscal 2010.

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

Nidhi H. Andalon has been our Chief Financial Officer since January 2009 and was appointed Vice President by our Board of Directors on March 25, 2010. Ms. Andalon joined Qualstar’s finance department in January 2003 as a senior accountant, and was promoted to Assistant Controller in June 2004 and to Controller in October 2005.  In recognition of her performance as Chief Financial Officer during her first six months in that position, our Board approved an increase in her base salary to a rate of $150,000 per year, effective as of July 2009.

Randy Johnson has served as the General Manager of our N2Power business unit since 2002, and was appointed Vice-President and General Manager, N2Power by our Board of Directors on March 25, 2010.  Mr. Johnson has primary responsibility for all aspects of our power supply business, including sales.  Mr. Johnson’s base salary of $180,000 per year and his incentive compensation plan, as described above, remain unchanged from the prior year.

Robert K. Covey has been our Vice President of Marketing since 1994.  However, in order to reduce costs, our Board of Directors, upon the recommendation of Mr. Gervais, reduced the base salary of Mr. Covey, as well as the base salaries of Mr. Gervais and Mr. Nelson, by 10% for an indefinite period, effective as of July 2009.

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
Carl W. Gromada
Robert A. Meyer

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Our Board of Directors has a standing Compensation Committee.  The members of this committee during the fiscal year ended June 30, 2010 and presently are Stanley W. Corker, Carl W. Gromada and Robert A. Meyer.  No executive officer of Qualstar serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors.  No member of the Compensation Committee is, or ever has been, an employee or officer of Qualstar.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following tables show information about the compensation earned by our principal executive officer, our principal financial officer, and our other executive officers who were serving as executive officers at June 30, 2010.  These officers are referred to in this report as the “named executive officers.”

Fiscal Year 2010 Summary Compensation Table

Name and Principal Position	Year	Salary (1) ($)	Bonus (1) ($)	Grant Date Fair Value of Option Awards (2) ($)	All Other Compensation (3) ($)	Total ($)
William J. Gervais Chief Executive Officer and President	2010	$158,170	$—	$—	$3,102	$161,272
	2009	178,838	—	—	2,254	181,092
	2008	195,000	—	—	3,867	198,867
Nidhi H. Andalon (4) Vice President and Chief Financial Officer	2010	150,010	—	—	919	150,929
	2009	130,276	—	—	1,275	131,551
Randy Johnson (5) Vice President and General Manager, N2Power	2010	180,003	3,600	—	573	184,176
Richard A. Nelson Vice President of Engineering	2010	153,658	—	—	3,147	156,805
	2009	171,273	—	—	5,730	177,003
	2008	169,998	—	—	6,274	176,272
Robert K. Covey Vice President of Marketing	2010	166,297	—	—	2,501	168,798
	2009	183,467	—	—	5,123	188,590
	2008	175,303	—	—	4,445	179,748
__________
(1)	The amounts shown in these columns reflect salary and bonuses earned by the named executive officers for each of the fiscal years indicated.

(2)
The amounts shown in this column represent the fair value of stock options at the date of grant.  No options were granted to any of our named executive officers during the last three fiscal years.  For information regarding the calculation of the grant date fair value of stock options, refer to note 9 of the Qualstar financial statements included in Item 8 of this report.

(3)	The amounts shown above under “All Other Compensation” represent matching contributions under our 401(k) plan, and premiums for disability and life insurance.

(4)	Ms. Andalon was appointed our Chief Financial Officer effective January 19, 2009 and Vice President effective March 25, 2010.

(5)	Mr. Johnson was appointed our Vice-President and General Manager, N2Power effective March 25, 2010.

Grants of Plan-Based Awards

The following table sets forth information regarding grants of awards to each named executive officer during the year ended June 30, 2010 under our equity incentive plan.

Grants of Plan-Based Awards in Fiscal Year 2010

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (1) (#)	Exercise or Base Price of Option Awards ($ / Sh)	Grant Date Fair Value of Option Awards (2) ($)
William J. Gervais	—	—	—	—
Nidhi H. Andalon	—	—	—	—
Randy Johnson	—	—	—	—
Richard A. Nelson	—	—	—	—
Robert K. Covey	—	—	—	—
__________
(1)
No options were granted to any of our named executive officers during fiscal year 2010.  Stock options granted to the named executive officers typically vest over four years at the rate of 25% of the number of shares as of each anniversary of the date of grant, provided that the executive is still employed by Qualstar on the vesting date.

(2)
The amounts shown in this column represent the full grant date fair value of stock options granted, computed in accordance with FASB Accounting Standards Codification Topic 718, and does not necessarily correspond to the actual value that will be realized by the named executive officers.  For information regarding the calculation of the grant date fair value of stock options, refer to note 9 of the Qualstar financial statements included in Item 8 of this report.

Outstanding Equity Awards

The following table provides information regarding outstanding equity awards held by each named executive officer as of June 30, 2010, including the number of unexercised vested and unvested stock options. The vesting schedule for each grant is shown following this table.

Outstanding Equity Awards at 2010 Fiscal Year End

	Option Awards
	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)
				Option Expiration Date

Name	Exercisable	Unexercisable (1)
William J. Gervais	—	—	—	—
Nidhi H. Andalon	16,000	—	$3.02	06/14/2016
Randy Johnson	6,000	6,000	$3.10	03/25/2018
Richard A. Nelson	—	—	—	—
Robert K. Covey	20,000	—	5.94	01/03/2012
______________
(1)
Stock options granted to the named executive officers vest over four years at the rate of 25% of the options as of each anniversary of the date of grant, provided that the executive is still employed by Qualstar on the vesting date.  The amounts shown in this column represent the remaining unvested portion of each option grant.

Option Exercises

The table below sets forth information for each named executive officer regarding the exercise of stock options during the fiscal year ended June 30, 2010, including the aggregate value realized upon exercise before payment of any applicable withholding taxes.

Option Exercises in Fiscal Year 2010

Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (1) ($)
William J. Gervais	—	—
Nidhi H. Andalon	—	—
Randy Johnson	—	—
Richard A. Nelson	—	—
Robert K. Covey	—	—
______________
(1)
The value realized on exercise of option awards represents the market price per share of common stock on the date of exercise, less the stock option exercise price per share, multiplied by the number of stock options exercised.

Director Compensation

Each of our non-employee directors receives cash fees and equity-based awards as compensation for his service on the Board of Directors and the committees of the Board on which he is a member.  The table below sets forth cash compensation earned by each non-employee director, and the grant date fair value of share-based compensation granted to each non-employee director, during the fiscal year ended June 30, 2010.  All compensation earned by Mr. Gervais and Mr. Nelson is reported in the Summary Compensation Table above and has been excluded from the table below.

Fiscal Year 2010 Director Compensation Table

Name	Fees Earned or Paid in Cash (1) ($)	Grant Date Fair Value of Option Awards (2)(3) ($)	Total ($)
Stanley W. Corker	$18,750	—	$18,750
Carl W. Gromada	17,250	—	17,250
Robert A. Meyer	18,750	—	18,750
Robert E. Rich	11,500	—	11,500
______________
(1)
The amounts shown in this column represent the amount of cash compensation earned in fiscal year 2010 for service on the Board of Directors and any committees of the Board on which the director was a member in fiscal 2010.

(2)
No stock options were granted to our directors during fiscal 2010.  Stock options granted to our directors typically vest over four years at the rate of 25% of the shares as of each anniversary of the date of grant.

(3)	As of June 30, 2010, each of our non-employee directors named in the above table held unexercised stock options for 24,000 shares of our common stock.

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

Directors are eligible to receive stock options under our 2008 Stock Incentive Plan.  However, no stock options were granted to our non-employee directors during the fiscal year ended June 30, 2010.

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

The table below sets forth information regarding the estimated amounts that each named executive officer would have realized in the event that a change in control of Qualstar had occurred and all of his unvested stock options had accelerated and become immediately vested in full as of June 30, 2010.

Estimated Benefits at 2010 Fiscal Year End in the Event of a Change in Control

Name	Option Awards (1)
William J. Gervais	—
Nidhi H. Andalon	—
Randy Johnson	—
Richard A. Nelson	—
Robert K. Covey	—
______________
(1)
The amounts in this column represent the aggregate gain each named executive officer would have realized if all unvested stock options that were held by him or her on June 30, 2010 accelerated and became immediately vested in full on that date.  The amount of gain was calculated based on the difference between the exercise price of each unvested option and the closing price of our common stock on that date, which was $1.87 per share.

  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock as of October 20, 2010 for:

•	each person (or group of affiliated persons) who we know beneficially owns more than 5% of our common stock;

•	each of our directors;

•	each of the named executive officers; and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares.  Except as indicated by footnote, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned, subject to community property laws where applicable.  The percentage of shares beneficially owned is based on 12,253,117 shares of common stock outstanding as of October 20, 2010.  Shares of common stock subject to options currently exercisable or exercisable within 60 days of October 20, 2010, are deemed outstanding for computing the percentage of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.  The address for those individuals for which an address is not otherwise indicated is: c/o Qualstar Corporation, 3990-B Heritage Oak Court, Simi Valley, California 93063.

	Common Shares	Options Exercisable Within 60	Beneficial Ownership
Name	Owned	Days (1)	Number	Percent

Dimensional Fund Advisors, LP (2) 6300 Bee Cave Road, Austin, TX 78746	961,187	—	961,187	7.8%
Porter Orlin LLC (3) 665 Fifth Avenue, Floor 34, New York, NY 10103	1,016,851	—	1,016,851	8.3%
Stanley W. Corker	18,940	24,000	42,940	*
Carl Gromada	48,271	24,000	72,271	*
Robert A. Meyer	—	24,000	24,000	*
Robert E. Rich	131,400	24,000	155,400	1.3%
William J. Gervais	3,121,150	—	3,121,150	25.5%
Nidhi H. Andalon	—	16,000	16,000	*
Randy Johnson	—	6,000	6,000	*
Richard A. Nelson	1,836,106	—	1,836,106	15.0%
Robert K. Covey	48,280	20,000	68,280	*
All directors and officers as a group (9 persons)	5,204,147	138,000	5,342,147	43.1%
______________
*Less than 1.0%

(1)	Represents shares that may be acquired upon exercise of stock options which are either currently vested or will vest within 60 days of October 20, 2010.

(2)
Based on information contained in reports filed with the Securities and Exchange Commission, Dimensional Fund Advisors, LP, an investment adviser, beneficially owns 961,187 shares as of December 31, 2009.

(3)	Based on information contained in reports filed with the Securities and Exchange Commission, Porter Orlin LLC, an investment adviser, beneficially owns 1,016,851 shares as of December 31, 2009.

Additional Equity Compensation Plan Information

Information regarding Qualstar’s equity compensation plans as of June 30, 2010 is included in Item 5 of this report and is incorporated herein by reference.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accountants

The aggregate fees billed by SingerLewak LLP, our independent registered public accounting firm for fiscal years 2010 and 2009 for professional services rendered to Qualstar during the fiscal years ended June 30, 2010 and June 30, 2009, respectively, were comprised of the following:

	Fiscal 2010	Fiscal 2009
Audit Fees	$130,237	$136,090
Audit-related fees	—	—
Tax fees	5,000	—
All other fees	—	—
Total fees	$135,237	$136,090

Audit fees include fees for professional services rendered in connection with the audit of our consolidated financial statements for each year and reviews of our unaudited consolidated quarterly financial statements, as well as fees related to consents and reports in connection with regulatory filings for those fiscal years.

SingerLewak LLP was our principal accountant for tax compliance, tax advice and tax planning during fiscal year 2010.  Tax fees related primarily to tax compliance review and advisory services.

Audit Committee Pre-Approval Policies and Procedures

Our Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accountants in accordance with applicable Securities and Exchange Commission rules. The Audit Committee adopted a written pre-approval policy on June 25, 2003, and all services performed by SingerLewak LLP have been pre-approved in accordance with the Audit Committee’s pre-approval policy. The Audit Committee generally pre-approves particular services or categories of services on a case-by-case basis. The independent registered public accountants and management periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accountants in accordance with these pre-approvals, and the fees for the services performed to date.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALSTAR CORPORATION

Date: October 28, 2010	By:	/s/ William J. Gervais
William J. Gervais, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM J. GERVAIS	Chief Executive Officer,	October 28, 2010
William J. Gervais	President and Director
(principal executive officer)

/s/ NIDHI H. ANDALON	Chief Financial Officer	October 28, 2010
Nidhi H. Andalon	(principal financial officer)

/s/ RICHARD A. NELSON	Vice President, Engineering	October 28, 2010
Richard A. Nelson	Secretary and Director

/s/ CARL W. GROMADA	Director	October 28, 2010
Carl W. Gromada

/s/ STANLEY W. CORKER	Director	October 28, 2010
Stanley W. Corker

/s/ ROBERT E. RICH	Director	October 28, 2010
Robert E. Rich

/s/ ROBERT A. MEYER	Director	October 28, 2010
Robert A. Meyer

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Restated Articles of Incorporation.
3.2(4)	Bylaws, as amended and restated January 14, 2000.
3.3(4)	Amendment to Bylaws, adopted December 21, 2007.
10.1(1)*	1998 Stock Incentive Plan, as amended and restated.
10.2(1)	Form of Indemnification Agreement.
10.3(2)	Lease agreement between Strategic Performance Fund-II, Inc. and Qualstar Corporation, dated September 20, 2000.
10.4(6)	Amendment to Lease Agreement between Strategic Performance Fund-II, Inc. and Qualstar Corporation, dated June 30, 2009.
10.45(5)*	2008 Stock Incentive Plan
14.1(3)	Code of Business Conduct and Ethics
23.1	Consent of Independent Registered Public Accounting Firm (SingerLewak, LLP).
23.2	Consent of Independent Registered Public Accounting Firm (Ernst & Young, LLP).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________
(1)	Incorporated by reference to the designated exhibits to Qualstar’s registration statement on Form S-1 (Commission File No. 333-96009), declared effective by the Commission on June 22, 2000.
(2)	Incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
(3)	Incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-K for the fiscal year ended June 30, 2004.
(4)	Incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-Q for the fiscal quarter ended December 31, 2007.
(5)	Incorporated by reference to Exhibit 10.1 to Qualstar’s report on Form 10-Q/A for the fiscal quarter ended March 31, 2009
(6)	Incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-K for the fiscal year ended June 30, 2009.
*	Each of these exhibits constitutes a management contract, compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of this report.