Form 10-Q
period 2010-09-30
QUALSTAR CORP
filed 2010-11-12
CIK 758938

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

Form 10-Q
________________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

Total shares of common stock without par value outstanding at September 30, 2010 is 12,253,117.

QUALSTAR CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
INDEX

	PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
	• Condensed Balance Sheets — September 30, 2010 and June 30, 2010	1

	• Condensed Statements of Operations — Three months ended September 30, 2010 and 2009	2

	• Condensed Statements of Cash Flows — Three months ended September 30, 2010 and 2009	3

	• Condensed Statement of Changes in Shareholders’ Equity — Three months ended September 30, 2010	4

	• Notes to Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	17

Item 4T.	Controls and Procedures	17

	PART II — OTHER INFORMATION

Item 1A.	Risk Factors	18
Item 6.	Exhibits	18
	Signatures	19

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUALSTAR CORPORATION
CONDENSED BALANCE SHEETS
 (In thousands)

	September 30, 2010	June 30, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,949	$2,234
Marketable securities, short-term	11,789	12,033
Receivables, net of allowances of $145 at September 30, 2010, and $113 at June 30, 2010	2,569	2,829
Inventories, net	5,472	4,823
Prepaid expenses and other current assets	348	299
Total current assets	22,127	22,218
Property and equipment, net	248	260
Marketable securities, long-term	10,517	9,997
Other assets	46	46
Total assets	$32,938	$32,521

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,552	$1,225
Accrued payroll and related liabilities	396	521
Other accrued liabilities	930	903
Total current liabilities	2,878	2,649

Other long term liabilities	25	25

Commitments and contingencies:

Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized, 12,253 shares issued and outstanding as of September 30, 2010 and June 30, 2010	18,837	18,830
Accumulated other comprehensive income	78	64
Retained earnings	11,120	10,953
Total shareholders’ equity	30,035	29,847
Total liabilities and shareholders’ equity	$32,938	$32,521

See notes to condensed financial statements.

QUALSTAR CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except per share data)

	Three Months Ended September 30,
	2010	2009
Net revenues	$5,241	$3,679
Cost of goods sold	3,129	2,716
Gross profit	2,112	963
Operating expenses:
Research and development	707	802
Sales and marketing	636	544
General and administrative	649	671
Total operating expenses	1,992	2,017
Income (loss) from operations	120	(1,054)
Investment income	47	103
Income (loss) before income taxes	167	(951)
Provision for income taxes	-	-
Net income (loss)	$167	$(951)
Earnings (loss) per common share: Basic and Diluted	$0.01	$(0.08)
Weighted average common shares outstanding: Basic and Diluted	12,253	12,253
Cash dividends declared per common share	$-	$0.06

See notes to condensed financial statements.

QUALSTAR CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Three Months Ended September 30,
	2010	2009
OPERATING ACTIVITIES:
Net income (loss)	$167	$(951)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	42	46
Provision for (recovery of) bad debts and returns, net	32	(15)
(Recovery of) provision for inventory reserve and adjustments	(3)	123
Stock based compensation	7	7
Loss on sale of marketable securities	2	-
Changes in operating assets and liabilities:
Accounts receivable	228	222
Inventories	(645)	77
Prepaid expenses and other assets	(49)	(13)
Accounts payable	327	292
Accrued payroll and related liabilities	(126)	(111)
Other accrued liabilities	26	(32)
Net cash provided by (used in) operating activities	8	(355)

INVESTING ACTIVITIES:
Purchases of equipment	(30)	(2)
Purchases of marketable securities	(3,621)	(6,279)
Proceeds from the sale of marketable securities	3,358	6,006
Net cash used in investing activities	(293)	(275)

FINANCING ACTIVITIES:
Cash dividends on common shares	-	(735)
Net cash used in financing activities	-	(735)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(285)	(1,365)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,234	3,749

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,949	$2,384

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$4	$10

See notes to condensed financial statements.

QUALSTAR CORPORATION
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2010
(Unaudited) (In thousands)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Income	Earnings	Total
Balance at June 30, 2010	12,253	$18,830	$64	$10,953	$29,847
Share-based compensation	—	7	—	—	7
Comprehensive income:
Change in unrealized gains on investments	—	—	14	—	14
Net income	—	—	—	167	167
Comprehensive income	—	—	—	—	181
Balance at September 30, 2010	12,253	$18,837	$78	$11,120	$30,035

See notes to condensed financial statements

QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

 (Unaudited)

Note 1 – Basis of Presentation

Basis of Presentation

In the opinion of management, the accompanying condensed financial statements, including balance sheets and related interim statements of operations, cash flows, and stockholders’ equity, include all adjustments, consisting primarily of normal recurring items, which are necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in the Qualstar Corporation Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed with the Securities and Exchange Commission (“SEC”) on September 23, 2010.

Note 2 – Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

On July 1, 2010 we adopted the authoritative guidance that requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. Adoption of the new guidance did not have a material impact on our financial statements.

On July 1, 2010 we adopted the authoritative guidance issued by the FASB on arrangements that include software elements.  Under this new guidance, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance, Accounting Standards Update (“ASU”) 2009-13 on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe adoption of this new guidance will not have a material impact on our financial statements.

In January 2010, the FASB issued an ASU 2010-06, to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our financial statements.

QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS- (Continued)

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

Our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Sales outside of North America represented approximately 32.9% of net revenues in the three months ended September 30, 2010, and 24.1% of net revenues in the three months ended September 30, 2009.

Two customers accounted for 18.8% and 13.0%, respectively, of the Company’s revenue for the three-month period ended September 30, 2010.  The customers’ accounts receivable balances, net of specific allowances, totaled approximately 5.7% and 12.1%, respectively, of net accounts receivable as of September 30, 2010.  Two customers accounted for 11.8% and 10.8%, respectively, of the Company’s revenue for the three-month period ended September 30, 2009.  The customers’ accounts receivable balances, net of specific allowances, totaled approximately 5.7% and 15.0%, respectively, of net accounts receivable as of September 30, 2009.

Note 4 – Income (Loss) Per Share

Basic income (loss) per share has been computed by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted income (loss) per share has been computed by dividing net income (loss) by the weighted average common shares outstanding plus dilutive securities or other contracts to issue common stock as if these securities were exercised or converted to common stock.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Three Months Ended September 30,
In thousands (except per share amounts):	2010	2009
Net income (loss) (a)	$167	$(951)
Weighted average outstanding shares of common stock (b)	12,253	12,253
Dilutive potential common shares from employee stock options	—	—
Common stock and common stock equivalents (c)	12,253	12,253
Loss per share:
Basic net loss per share (a)/(b)	$0.01	$(0.08)
Diluted net loss per share (a)/(c)	$0.01	$(0.08)

QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS- (Continued)

Note 5 – Marketable Securities

Marketable securities consist primarily of commercial paper, U.S. government and agency securities, asset-backed securities, mortgage-backed securities and corporate bonds. These securities are classified in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities that Qualstar has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. All of Qualstar’s marketable securities were classified as available-for-sale at September 30, 2010 and June 30, 2010.

The following tables summarize the marketable securities by security type at September 30, 2010, and June 30, 2010, respectively (in thousands):

September 30, 2010	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
US Treasury obligations and U.S. Government agencies	$15,310	$60	$—	$15,370
Collateralized mortgage obligations	1,235	1	—	1,236
Asset-backed securities	3,349	11	—	3,360
Corporate bonds	2,333	7	—	2,340
Total	$22,227	$79	$—	$22,306
June 30, 2010	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
US Treasury obligations and U.S. Government agencies	$16,743	$63	$—	$16,806
Government Sponsored Enterprise collateralized mortgage obligations	635	2	—	637
Asset backed securities	2,229	4	—	2,233
Corporate bonds	2,359	—	(5)	2,354
Total	$21,966	$69	$(5)	$22,030

There were no unrealized loss positions as of September 30, 2010. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
June 30, 2010	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Corporate bonds	1,070	(3)	1,284	(2)	2,354	(5)
Total	$1,070	$(3)	$1,284	$(2)	$2,354	$(5)

Available-for-sale securities are recorded at market value. Unrealized holding gains and losses, net of the related income tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of shareholders’ equity until realized. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale are included in earnings when the underlying securities are sold and are derived using the specific identification method for determining the cost of securities sold. Loss on the sale of marketable securities for the three months ended September 30, 2010 was $2,000.  There was no gain or loss on the sale of marketable securities for the three months ended September 30, 2009.  The change in net unrealized gain (loss) on available-for-sale securities that has been included in the other comprehensive income of shareholder’s equity during the three months ended September 30, 2010 and 2009 was $14,000 and ($33,000), respectively.

QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS- (Continued)

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

In general, and where applicable, we use quoted prices in active markets for identical assets to determine fair value. This pricing methodology applies to our Level 1 investments such as U.S. treasuries and agency securities and exchange-traded mutual funds. If quoted prices in active markets for identical assets are not available to determine fair value, then we use quoted prices for similar assets or inputs other than the quoted prices that are observable either directly or indirectly. These investments are included in Level 2 and consist primarily of corporate bonds, mortgage-backed securities, and certain agency securities.  While we own certain mortgage-backed fixed income securities, our portfolio as of September 30, 2010 does not contain direct exposure to sub prime mortgages or structured vehicles that derive their value from sub prime collateral.  Our mortgage-backed securities are collateralized by prime residential mortgages and carry a 100% principal and interest guarantee, primarily from Federal National Mortgage Association and Federal Home Loan Mortgage Corporation.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at September 30, 2010 (in thousands):

Assets	Level 1	Level 2	Net Balance
Cash	$1,272	–	$1,272
Money Market Mutual fund	677	–	677
U.S. government and agency securities	7,637	7,733	15,370
Asset-backed securities	–	3,360	3,360
Collateralized mortgage obligations	–	1,236	1,236
Corporate bonds	–	2,340	2,340
Total	$9,586	$14,669	$24,255

QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS- (Continued)

Note 7 - Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventories are comprised as follows (in thousands):

	September 30, 2010	June 30, 2010
Raw materials	$4,242	$4,164
Finished goods	1,710	1,250
Subtotal	5,952	5,414
Less: Inventory reserve	(480)	(591)
Net inventory balance	$5,472	$4,823

Note 8 – Warranty Obligations

We provide for the estimated costs of hardware warranties at the time the related revenue is recognized. We estimate the costs based on historical and projected product failure rates, historical and projected repair costs, and knowledge of specific product failures (if any). The specific hardware warranty terms and conditions for tape libraries generally include parts and labor over a three-year period. The warranty for power supplies generally is three years. We regularly re-evaluate our estimates to assess the adequacy of the recorded warranty liabilities and adjust the amounts as necessary.

Activity in the liability for product warranty for the periods presented were as follows (in thousands):

	Three Months Ended September 30,
	2010	2009
Beginning balance	$156	$167
Cost of warranty claims	(16)	(16)
Accruals for product warranties	36	11
Ending balance	$176	$162

Note 9 – Comprehensive Income (Loss)

For the three months ended September 30, 2010 and 2009, comprehensive income (loss) amounted to approximately $181,000 and ($984,000), respectively. The difference between net loss and comprehensive loss relates to the changes in the unrealized losses or gains the Company recorded for its available-for-sale marketable securities.

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

QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS- (Continued)

Note 11 – Income Taxes

We did not record a provision or benefit for income taxes for the three months ended September 30, 2010 and 2009.   The Company has recorded a full valuation allowance against its net deferred tax assets based on the Company’s assessment regarding the realizability of these net deferred tax assets in future periods.

Note 12 – Segment Information

In its operation of the business, management reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with U.S. GAAP. Our two segments are Tape Libraries and Power Supplies. The two segments discussed in this analysis are presented in the way we internally managed and monitored performance for the three months ended September 30, 2010 and 2009. Allocations for internal resources were made for the three months ended September 30, 2010 and 2009. The power supplies segment tracks certain assets separately, and all others are recorded in the tape library segment for internal reporting presentations. Cash was not segregated between the two segments, but retained by the library segment through the third quarter of fiscal 2009. Cash was segregated between the two segments commencing in the fourth quarter of fiscal 2009.

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

Segment revenue, loss before taxes and total assets were as follows (in thousands):

	Three Months Ended September 30,
	2010	2009
Revenue
Tape Libraries:
Product	$2,446	$1,756
Service	779	732
Total Tape Libraries	3,225	2,488
Power Supplies	2,016	1,191
Total Revenue	$5,241	$3,679

QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS- (Continued)

	Three Months Ended September 30,
	2010	2009
Income (Loss) before Taxes
Tape Libraries	$(73)	$(891)
Power Supplies	240	(60)
Total Income (Loss) before Taxes	$167	$(951)

	September 30, 2010	June 30, 2010
Total Assets
Tape Libraries	$32,509	$32,418
Power Supplies	429	103
Total Assets	$32,938	$32,521

Note 13 – Subsequent Event

The Company has performed an evaluation of subsequent events through the date of filing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Quarterly Report on Form 10-Q concerning the future business, operating results and financial condition of Qualstar including estimates, projections, statements relating to our business plans, objectives and operating results, and the assumptions upon which those statements are based, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements inherently are subject to risks and uncertainties, some of which we cannot predict or quantify. Our actual results may differ materially from the results projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 in “ITEM 1 Business,” “Item 1A Risk Factors,” and in “ITEM 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof or variations thereon or similar terminology. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect the occurrence of events or circumstances in the future.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

Revenue is recognized in accordance with Accounting Standards Codification (“ASC”) 605, “Revenue Recognition,” when persuasive evidence of an arrangement exists, transfer of title has occurred, the price is fixed or readily determinable, and collectability is reasonable assured.  Title and risk of loss transfer to the customer when the product leaves our dock in Simi Valley, California, or another shipping location designated by us. In general, these customers are allowed to return the product, free of penalty, within thirty days of shipment, if the product does not meet the end user’s requirements.

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

Financial Instruments

We measure fair value on all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least quarterly). See “Note 6 – Fair Value Measurements.”

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

Share-Based Compensation

Share-based compensation is accounted for in accordance with ASC 718, “Compensation – Stock Compensation”. We use the Black-Scholes option-pricing model to determine fair value of the award at the date of grant and recognize compensation expense over the vesting period. The inputs we use for the model require the use of judgment, estimates and assumptions regarding the expected volatility of the stock, the expected term the average employee will hold the option prior to the date of exercise, expected future dividends, and the amount of share-based awards that are expected to be forfeited. Changes in these inputs and assumptions could occur and actual results could differ from these estimates, and our results of operations could be materially impacted.

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

RESULTS OF OPERATIONS

The following table reflects, as a percentage of net revenues, statements of operations data for the periods indicated:

	Three Months Ended September 30,
	2010	2009
Net revenues	100.0%	100.0%
Cost of goods sold	59.7	73.8
Gross profit	40.3	26.2
Operating expenses:
Research and development	13.5	21.8
Sales and marketing	12.1	14.8
General and administrative	12.4	18.2
Total operating expenses	38.0	54.8
Income (loss) from operations	2.3	(28.6)
Investment income	0.9	2.8
Income (loss) before income taxes	3.2	(25.8)
Provision for income taxes	0.0	0.0
Net income (loss)	3.2%	(25.8)%

We have two operating segments for financial reporting purposes: tape libraries and power supplies, as discussed in Note 12 of the Notes to Financial Statements in Item 1 of this report. The following table summarizes our revenue by major product line and by operating segment:

	Three Months Ended September 30,
	2010	2009
Tape Library revenues:
TLS	8.6%	19.7%
RLS	5.0	4.8
XLS	26.7	7.9
	40.3	32.4
Other library revenues:
Service	14.8	19.9
Media	2.8	11.5
Upgrades, spares	3.6	3.8
	21.2	35.2

Total Library revenues	61.5	67.6

Power Supply revenues	38.5	32.4

	100.0%	100.0%

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Net Revenue.  Net revenues increased to $5.2 million for the three months ended September 30, 2010 from $3.7 million for the three months ended September 30, 2009, an increase of $1.5 million, or 42.5%. Two customers accounted for 18.8% and 13.0%, respectively, of the Company’s revenue for the three-month period ended September 30, 2010.  The customers’ accounts receivable balances, net of specific allowances, totaled approximately 5.7% and 12.1%, respectively, of net accounts receivable as of September 30, 2010.  Two customers accounted for 11.8% and 10.8%, respectively, of the Company’s revenue for the three-month period ended September 30, 2009.  The customers’ accounts receivable balances, net of specific allowances, totaled approximately 5.7% and 15.0%, respectively, of net accounts receivable as of September 30, 2009.

Segment Revenue

Tape Libraries – Net tape library revenues increased to $3.2 million for the three months ended September 30, 2010 from $2.5 million for the three months ended September 30, 2009, an increase of $0.7 million, or 29.6%. The increase in revenues is attributed primarily to a $1.1 million increase in revenues from our XLS product line, partially offset by a $0.3 million decrease in revenues from our TLS product line, and a $0.3 million decrease in media revenues.

Power Supplies – Net revenues from power supplies increased to $2.0 million for the three months ended September 30, 2010 from $1.2 million for the three months ended September 30, 2009, an increase of $0.8 million, or 69.3%. The increase in revenues is attributed to higher sales to original equipment manufacturer customers and distributors.

           Gross Profit.  Gross profit represents the difference between our net revenues and cost of goods sold. Cost of goods sold consists primarily of purchased parts, direct and indirect labor costs, rent, technical support costs, depreciation of plant and equipment, utilities, and packaging costs. Gross profit increased to $2.1 million, or 40.3% of net revenues, for the three months ended September 30, 2010 from $1.0 million, or 26.2% of net revenues, for the three months ended September 30, 2009.  The increase in gross profit percentage is attributed to a change in product mix and a decrease in inventory reserves.

Research and Development.  Research and development expenses consist of engineering salaries, benefits, outside consultant fees, and purchased parts and supplies used in development activities. Research and development decreased to $0.7 million for the three months ended September 30, 2010 from $0.8 million for the three months ended September 30, 2009. The decrease of $0.1 million, or 11.8%, is attributed to a decrease in compensation expenses related to a decrease in headcount.

Sales and Marketing.  Sales and marketing expenses consist primarily of employee salaries and benefits, sales commissions, trade show costs, advertising and travel related expenses. Sales and marketing expenses increased to $0.6 million for the three months ended September 30, 2010 from $0.5 million for the three months ended September 30, 2009.  The increase of $0.1 million, or 16.9%, is primarily due to an increase in commissions expense correlated to an increase in revenues.

General and Administrative.  General and administrative expenses include employee salaries and benefits and professional service fees. General and administrative expenses remained comparable at  $0.7 million for the three months ended September 30, 2010 and 2009.

Investment Income.  Investment income decreased to $0.05 million for the three months ended September 30, 2010 from $0.1 million for the three months ended September 30, 2009. The decrease of $0.05 million, or 54.4% is primarily due to the lower interest rate environment and partially due to having approximately $2.3 million less cash, cash equivalents and marketable securities in the quarter ended September 30, 2010 compared to the prior year quarter.

Provision for Income Taxes.  We did not record a provision or benefit for income taxes for the three months ended September 30, 2010 and the quarter ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $0.01 million in the three months ended September 30, 2010, primarily attributed to the net income for the period,  an increase in accounts payable, and a decrease in accounts receivable, partially offset by an increase in inventories and a decrease in accrued payroll and related liabilities. Net cash used by operating activities was $0.4 million in the three months ended September 30, 2009, primarily attributed to the net loss for the period and a decrease in accrued payroll and related liabilities, partially offset by a decrease in receivables and an increase in accounts payable.

Cash used in investing activities was $0.3 million in the three months ended September 30, 2010, primarily attributed to the purchase of marketable securities, partially offset by the sale of marketable securities.  Cash used in investing activities was $0.3 million in the three months ended September 30, 2009, primarily attributed to the purchase of marketable securities, partially offset by the sale of marketable securities.

Cash was not used in financing activities for the three months ended September 30, 2010. Cash used in financing activities was $0.7 million in the three months ended September 30, 2009, attributed to the payment of cash dividends of $0.06 per share that we declared on August 28, 2009 and paid on September 28, 2009 on shares of our common stock.

As of September 30, 2010, we had $1.9 million in cash and cash equivalents and $22.3 million in marketable securities.  We believe that our existing cash and cash equivalents and cash flows from our operating activities, plus funds available from the sale of our marketable securities, will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. We may utilize cash to invest in businesses, products or technologies that we believe are strategic. We periodically evaluate other companies and technologies for possible investment by us. In addition, we have made and may in the future make investments in companies with whom we have identified potential synergies. However, we have no present commitments or agreements with respect to any material acquisition of other businesses or technologies.

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

ITEM 4T. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Qualstar’s disclosure controls and procedures as of September 30, 2010, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We did not make any changes in our internal control over financial reporting during the quarter ended September 30, 2010 of Qualstar’s fiscal year ending June 30, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.   Risk Factors

There have been no significant changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

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

QUALSTAR CORPORATION

Dated: November 12, 2010	By:	/s/ WILLIAM J. GERVAIS
William J. Gervais
Chief Executive Officer and President
(Principal Executive Officer)