Form 10-Q
period 2011-03-31
QUALSTAR CORP
filed 2011-05-11
CIK 758938

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

Form 10-Q
________________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

Total shares of common stock without par value outstanding at March 31, 2011 is 12,253,117.

QUALSTAR CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	• Condensed Balance Sheets — March 31, 2011 and June 30, 2010	1

	• Condensed Statements of Operations — Three and nine months ended March 31, 2011 and 2010	2

	• Condensed Statements of Cash Flows — Nine months ended March 31, 2011 and 2010	3

	• Condensed Statement of Changes in Shareholders’ Equity — Nine months ended March 31, 2011	4

	• Notes to Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	18

Item 4T.	Controls and Procedures	18

PART II — OTHER INFORMATION

Item 1A.	Risk Factors	19

Item 6.	Exhibits	19

	Signatures	20

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUALSTAR CORPORATION
CONDENSED BALANCE SHEETS
 (In thousands)

	March 31, 2011	June 30, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,610	$2,234
Marketable securities, short-term	11,098	12,033
Receivables, net of allowances of $216 at March 31, 2011, and $113 at June 30, 2010	2,223	2,829
Inventories, net	5,488	4,823
Prepaid expenses and other current assets	314	299
Total current assets	21,733	22,218
Property and equipment, net	205	260
Marketable securities, long-term	9,487	9,997
Other assets	46	46
Total assets	$31,471	$32,521

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$985	$1,225
Accrued payroll and related liabilities	380	521
Other accrued liabilities	881	903
Total current liabilities	2,246	2,649

Other long term liabilities	25	25

Commitments and contingencies:

Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized, 12,253 shares issued and outstanding as of March 31, 2011 and June 30, 2010	18,845	18,830
Accumulated other comprehensive income	45	64
Retained earnings	10,310	10,953
Total shareholders’ equity	29,200	29,847
Total liabilities and shareholders’ equity	$31,471	$32,521

See notes to condensed financial statements.

QUALSTAR CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
 (Unaudited) (In thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Net revenues	$4,247	$4,003	$13,595	$11,279
Cost of goods sold	2,876	2,797	8,495	7,916
Gross profit	1,371	1,206	5,100	3,363
Operating expenses:
Research and development	656	790	2,088	2,401
Sales and marketing	604	598	1,821	1,766
General and administrative	672	685	1,971	2,001
Total operating expenses	1,932	2,073	5,880	6,168
Loss from operations	(561)	(867)	(780)	(2,805)
Investment income	47	70	137	259
Loss before income taxes	(514)	(797)	(643)	(2,546)
Provision for income taxes	-	-	-	-
Net loss	$(514)	$(797)	$(643)	$(2,546)
Loss per common share:
Basic and Diluted	$(0.04)	$(0.07)	$(0.05)	$(0.21)
Weighted average common shares outstanding: Basic and Diluted	12,253	12,253	12,253	12,253
Cash dividends declared per common share	$-	$-	$-	$0.12

See notes to condensed financial statements.

QUALSTAR CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Nine Months Ended March 31,
	2011	2010
OPERATING ACTIVITIES:
Net loss	$(643)	$(2,546)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	105	131
Provision for (recovery of) bad debts and returns, net	103	(26)
Provision for inventory reserve and adjustments	12	136
Stock based compensation	15	24
Loss on sale of marketable securities	15	2
Changes in operating assets and liabilities:
Accounts receivable	503	(414)
Inventories	(676)	655
Prepaid expenses and other assets	(15)	70
Accounts payable	(240)	760
Accrued payroll and related liabilities	(141)	(93)
Other accrued liabilities	(23)	50
Net cash used in operating activities	(985)	(1,251)

INVESTING ACTIVITIES:
Purchases of equipment	(50)	(54)
Purchases of marketable securities	(8,884)	(13,617)
Proceeds from the sale of marketable securities	10,295	13,873
Net cash provided by investing activities	1,361	202

FINANCING ACTIVITIES:
Cash dividends on common shares	-	(1,470)
Net cash used in financing activities	-	(1,470)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	376	(2,519)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,234	3,749

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,610	$1,230

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$12	$10

See notes to condensed financial statements.

QUALSTAR CORPORATION
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
NINE MONTHS ENDED MARCH 31, 2011
(Unaudited) (In thousands)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Income (Loss)	Earnings	Total
Balance at June 30, 2010	12,253	$18,830	$64	$10,953	$29,847
Share-based compensation	—	15	—	—	15
Comprehensive loss:
Change in unrealized gains on investments			(19)		(19)
Net loss	—	—	—	(643)	(643)
Comprehensive loss	—	—	—	—	(662)
Balance at March 31, 2011	12,253	$18,845	$45	$10,310	$29,200

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

Our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Sales outside of North America represented approximately 38.8% of net revenues in the three months ended March 31, 2011, and 36.1% of net revenues in the three months ended March 31, 2010. Sales outside of North America represented approximately 34.5% of net revenues in the nine months ended March 31, 2011, and 33.0% of net revenues for the nine months ended March 31, 2010.

Two customers accounted for 14.9% and 11.5%, respectively, of the Company’s revenue for the three-month period ended March 31, 2011.  The customers’ accounts receivable balances, net of specific allowances, totaled approximately 11.7% and 21.2% of net accounts receivable as of March 31, 2011.  One customer accounted for 15.3% of the Company’s revenue for the three-month period ended March 31, 2010. The customer’s accounts receivable balance, net of specific allowances, totaled approximately 17.0% of net accounts receivable as of March 31, 2010.

Two customers accounted for 16.2% and 11.8%, respectively, of the Company’s revenue for the nine-month period ended March 31, 2011.  The customers’ accounts receivable balances, net of specific allowances, totaled approximately 4.0% and 11.7%, respectively, of net accounts receivable as of March 31, 2011. One customer accounted for 10.9% of the Company’s revenue for the nine-month period ended March 31, 2010. The customer’s accounts receivable balance, net of specific allowances, totaled approximately 17.0% of net accounts receivable as of March 31, 2010.

Note 4 – Loss Per Share

Basic loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding.  Diluted loss per share has been computed by dividing net loss by the weighted average common shares outstanding plus dilutive securities or other contracts to issue common stock as if these securities were exercised or converted to common stock.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
In thousands (except per share amounts):	2011	2010	2011	2010
Net loss (a)	$(514)	$(797)	$(643)	$(2,546)
Weighted average outstanding shares of common stock (b)	12,253	12,253	12,253	12,253
Dilutive potential common shares from employee stock options	—	—	—	—
Common stock and common stock equivalents (c)	12,253	12,253	12,253	12,253
Loss per share:
Basic net loss per share (a)/(b)	$(0.04)	$(0.07)	$(0.05)	$(0.21)
Diluted net loss per share (a)/(c)	$(0.04)	$(0.07)	$(0.05)	$(0.21)

QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS- (Continued)

Note 5 – Marketable Securities

Marketable securities consist primarily of commercial paper, U.S. government and agency securities, asset-backed securities, mortgage-backed securities and corporate bonds. These securities are classified in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities that Qualstar has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. All of Qualstar’s marketable securities were classified as available-for-sale at March 31, 2011 and June 30, 2010.

The following tables summarize the marketable securities by security type at March 31, 2011, and June 30, 2010, respectively (in thousands):

March 31, 2011	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Treasury obligations and U.S. Government agencies	$11,729	$32	$—	$11,761
Asset-backed securities	3,012	6	—	3,018
Mortgage-backed securities	2,587	4	—	2,591
Corporate bonds	3,212	5	(2)	3,215
Total	$20,540	$47	$(2)	$20,585
June 30, 2010	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Treasury obligations and U.S. Government agencies	$16,743	$63	$—	$16,806
Government Sponsored Enterprise collateralized mortgage obligations	635	2	—	637
Asset backed securities	2,229	4	—	2,233
Corporate bonds	2,359	—	(5)	2,354
Total	$21,966	$69	$(5)	$22,030

There were unrealized loss positions as of March 31, 2011. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2011 and at June 30, 2010 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
March 31, 2011	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Corporate bonds	2,101	—	1,114	(2)	3,215	(2)
Total	$2,101	$—	$1,114	$(2)	$3,215	$(2)

	Less Than 12 Months		12 Months or Greater		Total
June 30, 2010	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Corporate bonds	1,070	(3)	1,284	(2)	2,354	(5)
Total	$1,070	$(3)	$1,284	$(2)	$2,354	$(5)

Available-for-sale securities are recorded at market value. Unrealized holding gains and losses, net of the related income tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of shareholders’ equity until realized. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale are included in earnings when the underlying securities are sold and are derived using the specific identification method for determining the cost of securities sold. Loss on the sale of marketable securities for the three months ended March 31, 2011 and 2010 was $10,000 and $1,000, respectively.  Loss on the sale of marketable securities for the nine months ended March 31, 2011 and 2010 was $15,000 and $2,000, respectively.  The change in net unrealized gain on available-for-sale securities that has been included in the other comprehensive income of shareholder’s equity during the nine months ended March 31, 2011 was $(19,000). The change in net unrealized gain on available-for-sale securities that has been included in the other comprehensive income of shareholder’s equity during the nine months ended March 31, 2010 was $(114,000).

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

In general, and where applicable, we use quoted prices in active markets for identical assets to determine fair value. This pricing methodology applies to our Level 1 investments such as U.S. treasuries and agency securities and exchange-traded mutual funds. If quoted prices in active markets for identical assets are not available to determine fair value, then we use quoted prices for similar assets or inputs other than the quoted prices that are observable either directly or indirectly. These investments are included in Level 2 and consist primarily of corporate bonds, mortgage-backed securities, asset backed securities, and certain agency securities.  While we own certain mortgage-backed fixed income securities, our portfolio as of March 31, 2011 does not contain direct exposure to sub prime mortgages or structured vehicles that derive their value from sub prime collateral.  Our mortgage-backed securities are collateralized by prime residential mortgages and carry a 100% principal and interest guarantee, primarily from Federal National Mortgage Association and Federal Home Loan Mortgage Corporation.

QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS- (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at March 31, 2011 (in thousands):

Assets	Level 1	Level 2	Net Balance
Cash	$1,467	–	$1,467
Money Market Mutual fund	1,143	–	1,143
U.S. government and agency securities	4,819	6,943	11,762
Asset-backed securities	–	3,018	3,018
Mortgage-backed securities	–	2,591	2,591
Corporate bonds	–	3,214	3,214
Total	$7,429	$15,766	$23,195

Note 7 - Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventories are comprised as follows (in thousands):

	March 31, 2011	June 30, 2010
Raw materials	$4,412	$4,164
Finished goods	1,475	1,250
Subtotal	5,887	5,414
Less: Inventory reserve	(400)	(591)
Net inventory balance	$5,487	$4,823

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

Activity in the liability for product warranty for the periods presented were as follows (in thousands):

	Nine Months Ended March 31,
	2011	2010
Beginning balance	$156	$167
Cost of warranty claims	(48)	(48)
Accruals for product warranties	80	39
Ending balance	$188	$158

Note 9 – Comprehensive Loss

For the nine months ended March 31, 2011 and 2010, comprehensive loss amounted to approximately $662,000 and $2,660,000, respectively. The difference between net loss and comprehensive loss relates to the changes in the unrealized losses or gains the Company recorded for its available-for-sale marketable securities.

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

Note 11 – Income Taxes

We did not record a provision or benefit for income taxes for the nine months ended March 31, 2011 and 2010.   The Company has recorded a full valuation allowance against its net deferred tax assets based on the Company’s assessment regarding the realizability of these net deferred tax assets in future periods.

Note 12 – Segment Information

In its operation of the business, management reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with U.S. GAAP. Our two segments are Tape Libraries and Power Supplies. The two segments discussed in this analysis are presented in the way we internally managed and monitored performance for the nine months ended March 31, 2011 and 2010. Allocations for internal resources were made for the nine months ended March 31, 2011 and 2010. The power supplies segment tracks certain assets separately, and all others are recorded in the tape library segment for internal reporting presentations.

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

Segment revenue, loss before taxes and total assets were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Revenue
Tape Libraries:
Product	$1,330	$1,387	$5,794	$5,054
Service	677	722	2,012	2,169
Total Tape Libraries	2,007	2,109	7,806	7,223
Power Supplies	2,240	1,894	5,789	4,056
Total Revenue	$4,247	$4,003	$13,595	$11,279

QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS- (Continued)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
(Loss) Income before Taxes
Tape Libraries	$(778)	$(992)	$(1,250)	$(2,499)
Power Supplies	264	195	607	(47)
Total Loss before Taxes	$(514)	$(797)	$(643)	$(2,546)

	March 31, 2011	June 30, 2010
Total Assets
Tape Libraries	$31,021	$32,418
Power Supplies	450	103
Total Assets	$31,471	$32,521

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

Inventory Valuation

We record inventories at the lower of cost or market value. We assess the value of our inventories periodically based upon numerous factors including expected product or material demand, current market conditions, technological obsolescence, current cost and net realizable value. If necessary, we write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If technology changes more rapidly than expected, or market conditions become less favorable than those projected by management, additional inventory write-downs may be required.

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

RESULTS OF OPERATIONS

The following table reflects, as a percentage of net revenues, statements of operations data for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	67.7	69.9	62.5	70.2
Gross profit	32.3	30.1	37.5	29.8
Operating expenses:
Research and development	15.4	19.7	15.4	21.3
Sales and marketing	14.2	14.9	13.4	15.7
General and administrative	15.8	17.1	14.5	17.7
Total operating expenses	45.4	51.7	43.3	54.7
Loss from operations	(13.1)	(21.6)	(5.8)	(24.9)
Investment income	1.1	1.7	1.0	2.3
Loss before income taxes	(12.0)	(19.9)	(4.8)	(22.6)
Provision for income taxes	0.0	0.0	0.0	0.0
Net loss	(12.0)%	(19.9)%	(4.8)%	(22.6)%

We have two operating segments for financial reporting purposes: tape libraries and power supplies, as discussed in Note 12 of the Notes to Financial Statements in Item 1 of this report. The following table summarizes our revenue by major product line and by operating segment:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Tape Library revenues:
TLS	4.9%	9.0%	7.0%	15.3%
RLS	10.6	4.7	7.0	5.2
XLS	9.9	13.5	22.8	14.6
	25.4	27.2	36.8	35.1
Other library revenues:
Service	16.0	18.0	14.8	19.2
Media	2.3	4.4	2.5	6.5
Upgrades, spares	3.6	3.0	3.4	3.2
	21.9	25.4	20.6	28.9

Total Library revenues	47.3	52.7	57.4	64.0

Power Supply revenues	52.7	47.3	42.6	36.0

	100.0%	100.0%	100.0%	100.0%

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Net Revenue.  Net revenues increased to $4.2 million for the three months ended March 31, 2011 from $4.0 million for the three months ended March 31, 2010, an increase of $0.2 million, or 6.1%. Two customers accounted for 14.9% and 11.5%, respectively, of the Company’s revenue for the three-month period ended March 31, 2011.  The customers’ accounts receivable balances, net of specific allowances, totaled approximately 11.7% and 21.2%, respectively, of net accounts receivable as of March 31, 2011. One customer accounted for 15.3% of the Company’s revenue for the three-month period ended March 31, 2010. The customer’s accounts receivable balance, net of specific allowances, totaled approximately 17.0% of net accounts receivable as of March 31, 2010.

Segment Revenue

Tape Libraries – Net tape library revenues decreased to $2.0 million for the three months ended March 31, 2011 from $2.1 million for the three months ended March 31, 2010.

Power Supplies – Net revenues from power supplies increased to $2.2 million for the three months ended March 31, 2011 from $1.9 million for the three months ended March 31, 2010, an increase of $0.3 million, or 18.3%. The increase in revenues is attributed to increased demand by contract manufacturers and original equipment manufacturers.

Gross Profit.  Gross profit represents the difference between our net revenues and cost of goods sold. Cost of goods sold consists primarily of purchased parts, direct and indirect labor costs, rent, technical support costs, depreciation of plant and equipment, utilities, and packaging costs. Gross profit increased to $1.4 million, or 32.3% of net revenues, for the three months ended March 31, 2011 from $1.2 million, or 30.1% of net revenues, for the three months ended March 31, 2010.  The increase in gross profit percentage is attributed to a change in product mix and increased cost absorption.

Research and Development.  Research and development expenses consist of engineering salaries, benefits, outside consultant fees, and purchased parts and supplies used in development activities. Research and development decreased to $0.7 million for the three months ended March 31, 2011 from $0.8 million for the three months ended March 31, 2010. The decrease of $0.1 million, or 17.0%, is primarily attributed to a lower compensation expenses related to headcount reductions and lower engineering prototype material costs.

Sales and Marketing.  Sales and marketing expenses consist primarily of employee salaries and benefits, sales commissions, trade show costs, advertising and travel related expenses. Sales and marketing expenses remained comparable at $0.6 million for the three months ended March 31, 2011 and 2010.

General and Administrative.  General and administrative expenses include employee salaries and benefits and professional service fees. General and administrative expenses remained comparable at  $0.7 million for the three months ended March 31, 2011 and 2010.

Investment Income.  Investment income decreased to $47,000 for the three months ended March 31, 2011 from $70,000 for the three months ended March 31, 2010. The decrease of $23,000, or 32.9% is primarily due to the lower interest rate environment and partially due to having approximately $1.6 million less cash, cash equivalents and marketable securities in the quarter ended March 31, 2011 compared to the prior year quarter.

Provision for Income Taxes.  We did not record a provision or benefit for income taxes for the three months ended March 31, 2011 and the quarter ended March 31, 2010.

Nine Months Ended March 31, 2011 Compared to Nine Months Ended March 31, 2010

Net Revenue.  Net revenues increased to $13.6 million for the nine months ended March 31, 2011 from $11.3 million for the nine months ended March 31, 2010, an increase of $2.3 million, or 20.5%. Two customers accounted for 16.2% and 11.8%, respectively, of the Company’s revenue for the nine-month period ended March 31, 2011.  The customers’ accounts receivable balances, net of specific allowances, totaled approximately 4.0% and 11.7%, respectively, of net accounts receivable as of March 31, 2011.  One customer accounted for 10.9% of the Company’s revenue for the nine-month period ended March 31, 2010. The customer’s accounts receivable balance, net of specific allowances, totaled approximately 17.0% of net accounts receivable as of March 31, 2010.

Segment Revenue

Tape Libraries – Net tape library revenues increased to $7.8 million for the nine months ended March 31, 2011 from $7.2 million for the nine months ended March 31, 2010, an increase of $0.6 million, or 8.1%. The increase in revenues is attributed primarily to a $1.8 million increase in revenues from our XLS and RLS product lines, partially offset by a $0.8 million decrease in revenues from our TLS product line and a $0.4 million decrease in media revenues.

Power Supplies – Net revenues from power supplies increased to $5.8 million for the nine months ended March 31, 2011 from $4.1 million for the nine months ended March 31, 2010, an increase of $1.7 million, or 42.7%. The increase in revenues is attributed to increased demand by contract manufacturers and original equipment manufacturers.

Gross Profit.  Gross profit represents the difference between our net revenues and cost of goods sold. Cost of goods sold consists primarily of purchased parts, direct and indirect labor costs, rent, technical support costs, depreciation of plant and equipment, utilities, and packaging costs. Gross profit increased to $5.1 million, or 37.5% of net revenues, for the nine months ended March 31, 2011 from $3.4 million, or 29.8% of net revenues, for the nine months ended March 31, 2010.  The increase in gross profit percentage is attributed to a change in product mix, a decrease in inventory reserves and increased cost absorption.

Research and Development.  Research and development expenses consist of engineering salaries, benefits, outside consultant fees, and purchased parts and supplies used in development activities. Research and development decreased to $2.1 million for the nine months ended March 31, 2011 from $2.4 million for the nine months ended March 31, 2010. The decrease of $0.3 million, or 13.0%, is primarily attributed to a decrease in compensation expenses related to a decrease in headcount and lower engineering prototype material costs.

Sales and Marketing.  Sales and marketing expenses consist primarily of employee salaries and benefits, sales commissions, trade show costs, advertising and travel related expenses. Sales and marketing expenses remained comparable at $1.8 million for the nine months ended March 31, 2011 and 2010.

General and Administrative.  General and administrative expenses include employee salaries and benefits and professional service fees. General and administrative expenses remained comparable at  $2.0 million for the nine months ended March 31, 2011 and 2010.

Investment Income.  Investment income decreased to $137,000 for the nine months ended March 31, 2011 from $259,000 for the nine months ended March 31, 2010. The decrease of $122,000, or 47.1% is primarily due to the lower interest rate environment and partially due to having approximately $1.6 million less cash, cash equivalents and marketable securities in the nine months ended March 31, 2011 compared to the prior year period.

Provision for Income Taxes.  We did not record a provision or benefit for income taxes for the nine months ended March 31, 2011 and 2010.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $1.0 million in the nine months ended March 31, 2011, primarily attributed to the net loss for the period, an increase in inventories and a decrease in accounts payable and accrued payroll and related liabilities, partially offset by a decrease in receivables. Net cash used by operating activities was $1.2 million in the nine months ended March 31, 2010, primarily attributed to the net loss for the period and an increase in accounts receivable, partially offset by a decrease in inventories and an increase in accounts payable.

Cash provided by investing activities was $1.4 million in the nine months ended March 31, 2011, primarily attributed to the sale of marketable securities, partially offset by the purchase of marketable securities.  Cash provided by investing activities was $0.2 million in the nine months ended March 31, 2010, primarily attributed to the sale of marketable securities, partially offset by the purchase of marketable securities.

Cash was not used in financing activities for the nine months ended March 31, 2011. Cash used in financing activities was $1.5 million in the nine months ended March 31, 2010, attributed to the payment of cash dividends of $0.06 per share of our common stock in each of the first and second quarters of fiscal 2010.

As of March 31, 2011, we had $2.6 million in cash and cash equivalents and $20.6 million in marketable securities.  We believe that our existing cash and cash equivalents and cash flows from our operating activities, plus funds available from the sale of our marketable securities, will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. We may utilize cash to invest in businesses, products or technologies that we believe are strategic. We periodically evaluate other companies and technologies for possible investment by us. In addition, we have made and may in the future make investments in companies with whom we have identified potential synergies. However, we have no present commitments or agreements with respect to any material acquisition of other businesses or technologies.

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

ITEM 4T. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Qualstar’s disclosure controls and procedures as of March 31, 2011, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We did not make any changes in our internal control over financial reporting during the quarter ended March 31, 2011 of Qualstar’s fiscal year ending June 30, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

QUALSTAR CORPORATION

Dated: May 11, 2011	By:	/s/ WILLIAM J. GERVAIS
William J. Gervais
Chief Executive Officer and President
(Principal Executive Officer)