Form 10-K
period 2011-06-30
QUALSTAR CORP
filed 2011-08-31
CIK 758938

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2011

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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ❑ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

As of December 31, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common equity held by non-affiliates of the registrant was approximately $14,550,000 based on the closing sales price as reported on the NASDAQ Stock Market.  As of August 8, 2011, there were 12,253,117 shares of common stock without par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement for its annual meeting of shareholders to be held in 2012 are incorporated by reference into Part III of this Form 10-K.

QUALSTAR CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2011

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

PART I

ITEM 1. BUSINESS

INTRODUCTION

     We design, develop, manufacture and sell automated magnetic tape libraries used to store, retrieve and manage electronic data primarily in network computing environments. Tape libraries consist of cartridge tape drives, tape cartridges and robotics to move the cartridges from their storage locations to the tape drives under software control. Our tape libraries provide data storage solutions for organizations requiring backup, recovery and archival storage of critical data. Our products are compatible with commonly used operating systems, including UNIX, Windows, and Linux. Our tape libraries are also compatible with a wide range of storage management software packages, such as those supplied by CA Technologies, EMC, IBM, Symantec, CommVault Systems and Quest Software.

We sell our tape libraries worldwide, primarily to value added resellers. These customers typically integrate our tape libraries with software from third party vendors and related hardware such as servers and network components to provide complete storage solutions, which are then sold to end users. We configure our libraries based on each customer’s individual requirements, with a normal delivery time of one to five working days. This rapid fulfillment of customer orders allows our resellers to minimize their inventory levels and allows us to compete effectively with our competitors that use other distribution channels.

We also design, manufacture and sell high efficiency open-frame switching power supplies. Our power supplies are used to convert common alternating current (AC) line voltages found in buildings to direct current (DC) voltages that are needed internally to operate most electronic equipment. We also manufacture and sell a series of DC-to-DC power supplies that convert one DC voltage to another DC voltage.

We entered the power supply business in 2002, when we purchased the assets of N2Power, Incorporated. Power supplies provided by our N2Power division are utilized within most of our tape library products as well as sold to original equipment manufacturers and contract manufacturers for incorporation into their products. N2Power products are sold under the N2Power brand name as well as under a private label brand name through independent sales representatives and distributors.

     Tape libraries and power supplies comprise Qualstar’s two operating segments.  Revenues from our tape library segment represented approximately 53.8% of our revenues for fiscal 2011, approximately 62.1% of our revenues for fiscal 2010, and approximately 69.0% of revenues for fiscal 2009. Revenues from our power supply segment represented approximately 46.2% of our revenues for fiscal 2011, approximately 37.9% of our revenues for fiscal 2010, and approximately 31.0% of revenues for fiscal 2009.

     Qualstar was incorporated in California in 1984.

DATA STORAGE INDUSTRY BACKGROUND

 Storing, managing and protecting data has become critical to the operation of many enterprises and governments as the world economy becomes increasingly information dependent. The data storage industry is reacting in response to the increase in the amount of data that is generated and that must be preserved. The amount of data has been increasing due to the growth in the number of computers, the number, size and complexity of computer networks and software applications, and the emergence of new applications. In addition, businesses continue to generate increasing amounts of traditional business information with respect to their products, customers and financial data. This increase in data stimulates increases in the demand for data storage and the management of this data.

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

•
Recognition of the critical importance of data.  Corporate databases contain useful information about customer records, order patterns and other factors that can be analyzed and transformed into a valuable asset and a competitive advantage. The ability to efficiently store, manage and protect this information is important to the success of many businesses. The usefulness of past and present data is further enhanced by sophisticated data mining software applications that can analyze large databases.

•
Need for disaster protection.  Companies recognize that loss of data may threaten their survival. Natural disasters, as well as overt and covert actions targeted at individual companies or classes of users, can destroy data, threatening a company’s very existence. Systematic replication and secure off-site storage of this data is recognized as an important defense against catastrophic loss. Tape libraries are a key technology in most corporate disaster protection plans.

•
Compliance with regulatory requirements for records retention.  Many businesses must deal with regulatory requirements from various governmental agencies that require businesses to retain data for specific periods of time. The regulations that have received the most visibility in the United States include HIPAA requirements covering medical records; and Rule 17a under the Securities Exchange Act of 1934, regarding recordkeeping requirements for the securities industry. These regulations and others are projected to sustain the demand for long-term storage. This requirement to retain records is not unique to the United States, but is global in nature.

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

• Electrical efficiency of tape-based data storage. Data stored on tape requires considerably less electrical energy as compared to data stored on rotating disks. As energy costs increase, we believe that the electrical efficiency will become a more important factor in the selection of storage methods.

TYPES OF DATA STORAGE

Current non-volatile storage solutions are based primarily on two technologies: magnetic disk and magnetic tape. These technologies represent a compromise among a variety of competing factors including capacity, cost, speed, portability and data reliability. Magnetic tapes are removable, which allows them to be transported easily to an off-site location for security or protection from physical harm. Magnetic disks provide faster access to stored data and generally are used when speed is important. Less frequently used data is often migrated from magnetic disk to tape. Tape libraries provide an online solution, where less frequently used data files are stored on tape at substantially lower cost compared to disk while still providing online access.

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

•
Data Encryption.  Recent generations of tape drives have incorporated built-in data encryption features that make the date unrecoverable without a 256 bit key (number) being provided to the tape drive along with the request. Three basic methods of encryption key management exist: the backup/recovery software can mange the keys and direct the drive to encrypt/decrypt via the normal command/data interface; the tape library can invoke encryption, manage, and supply the key to the drive via the drive’s serial interface; or an external key manager can supply keys to the tape drive driver in various host operating systems, which directs the drive to perform encryption and decryption via the interface. The end result is a flexible system providing considerable improvement in data security for tapes in transit or tapes stored in a remote location.

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

Value added resellers develop and install storage solutions for enterprises that face complex storage needs but lack the in-house capability of designing and implementing the proper solution or have chosen to outsource these functions for other reasons. Typically, the value added reseller will select among a variety of different hardware technologies and software options, as well as provide installation and other services, to deliver a complete storage solution to the end user. Value added resellers require rapid turnaround of orders, custom configuration of tape libraries, drop shipment to their customer’s site and marketing and technical support.

OUR TAPE LIBRARY SOLUTIONS

We offer storage solutions that respond to the growing data management challenges facing businesses today, while addressing the unique needs of value added resellers.

We believe that high reliability is important to the end users of our products due to the critical nature of the data that is being stored, shorter time periods available for the back-up operations, and the operation of backup systems during hours when personnel may not be available to respond to problems. To address these concerns, we emphasize quality and reliability in the design, manufacturing and testing of our products, which reduce the potential for product failures and results in products that require little maintenance.

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

Our tape libraries are compatible with over 40 third-party storage management software packages, including those supplied by CA Technologies, EMC, IBM, Symantec, CommVault and Quest Software. Storage management software enables network administrators to allocate the use of storage resources among user groups or tasks, to manage data from a central location, and to retrieve, transfer and backup data in multiple locations. We believe that storage management software is a crucial component of any automated storage installation, and lack of compatibility is a significant barrier to entry for new tape library competitors. To ensure compatibility, our engineers work with independent software vendors during the product development cycles. We do not need access to their software code to design our products. We maintain relationships with them by making tape libraries available so they can qualify their software to work with our tape libraries and by evaluating their software for compatibility with our tape libraries. We also support our relationships with them by keeping them informed about current and anticipated changes to our products.

STRATEGY

Tape Libraries

Our goal is to enhance our position as a supplier of automated tape libraries and to increase our market share in each of the product categories in which we compete. To achieve this goal, we intend to:

•
Focus our development efforts on higher margin product categories.   In 2006 we began shipments of a newly developed library system referred to as the XLS family of products. The XLS expands the breadth of our product line into the enterprise-computing environment where tape capacities may range into the tens of thousands of tapes. We intend to continue to build on this product category with future product releases and enhancements in order to pursue this market segment where the potential margins are higher than we have traditionally enjoyed.

•
Focus on the value added reseller channel.  We sell our products primarily through selected value added resellers who have a strong market presence, have demonstrated the ability to work directly with end users, and who maintain relationships with major vendors of storage management software. Because we market our products through this channel, we have implemented a variety of programs to support and enhance our relationships with our reseller partners. These programs are designed to benefit the reseller and increase the likelihood of selling our products. We intend to maintain our marketing presence in support of this channel. We conduct business with our value added resellers on an individual purchase order basis and no long-term purchase commitments are involved.

     We believe that our experience, efficiency and control over the development and manufacture of new products are key factors in the successful execution of our strategy. We design our tape libraries with a high percentage of common parts, use quality components and minimize the number of moving parts. We utilize proprietary techniques in the design, production and testing of our libraries in order to simplify the manufacturing process and reduce our costs. We manufacture all of our tape automation products at a single facility and we control our inventory to provide rapid delivery to our customers. These steps allow us to design and efficiently bring to market new products in response to changing technology.

Power Supplies

     Our strategy for the power supply business is to selectively pursue market opportunities where we can command a premium price for high-efficiency products rather than becoming a commodity supplier. As electronic devices continue to shrink in size, many designers must consider our high-density, high-efficiency approach. Our power supply products are made to our design and specifications by contract manufacturers in China.

PRODUCTS

Tape Libraries

We offer a number of tape library families, each capable of incorporating one or more tape drives, as summarized in the following table:
Product Family	Tape Drive Technology	Range of Tape Cartridges	Maximum Capacity in Terabytes (1)
TLS-8000	LTO	22 to 66	99
RLS-8000	LTO	16 to 114	171
XLS Series	LTO	160 to 9,639	14,500
(1)A Terabyte is one million megabytes, or one thousand gigabytes. The table shows native capacity and excludes gains from data compression, which can increase capacity by more than 100%.

Our tape library families include a number of models that differ in storage capacity, price and features. Our libraries are installed in network computing environments ranging from small departmental networks to enterprise-wide networks supporting hundreds of users.

Our tape libraries generally contain one or more tape drives and from sixteen to thousands of tapes. We design our tape libraries for continuous, unattended operation. Multiple tape drives allow simultaneous access to different data files by different users on the network and increase the rate at which data can move on to, out of, or within the network. A library with multiple tape drives can back up data using multiple drives simultaneously, significantly speeding up the recording process. In our libraries, some tape cartridges are stored in removable magazines, allowing for easy bulk removal of the tapes. Our libraries also offer features such as barcode readers to scan cartridge labels and input/output ports for importing and exporting tapes under system control. Most of our library models are expandable in the field by increasing the number of tape storage positions. This feature provides the end user with the ability to increase data capacity as storage requirements grow.

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

•	Fibre Channel connectivity. We offer a Fibre Channel connection on all of our models for connection to Storage Area Networks and other high performance applications.

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

Our RLS series of tape libraries are designed to fit efficiently in equipment racks and provide back-up capacity in as little as five standard rack height units, or a total of 8.75 inches of rack space. In addition, the RLS and XLS series are designed to support redundant power supplies, dual power line inputs and hot-swappable tape drives.

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

We also sell ancillary products related to our tape libraries, such as tape media, tape magazines, cables, bar code labels and internal equipment racks.

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

We believe that as worldwide energy concerns and energy costs rise, our high efficiency approach will become more important. Additionally, these power supplies are utilized within most of our tape library products.  We have developed a line of power supply products that deliver up to twice the power in half the space relative to competitors’ products. Manufacturers of servers, routers, switches, telecom gear, and other process-based equipment continuously pursue smaller, more powerful, and more efficient power sources for their equipment to remain competitive.

Each power supply undergoes a complete functional test and a multi hour burn-in to insure that every unit meets our stringent quality requirements.  We believe our high efficiency design reduces loads on both power generating stations and air-conditioning systems.  We offer standard models as well as unique custom-made variations on standard units as required by our OEM customers.

SALES AND MARKETING

Our international sales are currently directed from our corporate offices in Simi Valley, California. All of our international sales are denominated in U.S. dollars. Revenues from customers outside of North America were approximately $6.6 million, or 36.1% of revenues for fiscal 2011, $5.1 million, or 33.4% of revenues for fiscal 2010, and $4.7 million, or 26.4% of revenues for fiscal 2009.

Our sales are spread across a broad customer base. Two customers accounted for 13.8% and 11.9% of revenues in fiscal 2011. One customer accounted for 11.3% of revenues in fiscal 2010 and 12.5% of revenues in fiscal 2009.

Sales – Tape Libraries

We sell our tape library products primarily through value added resellers. We strive to develop relationships with resellers who have expertise in storage management applications, have established relationships with end users and the experience to understand and satisfy their customers’ storage systems requirements.

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

We train our resellers to sell our products and to answer customers’ questions. We advertise and participate in trade shows. We display our products under the Qualstar brand name at some trade shows and participate in other trade shows in partnership with our principal suppliers and resellers. We support our marketing and customer support initiatives with websites that feature comprehensive marketing and product information. We conduct sales and technical training classes for our resellers. We also conduct various promotional activities for resellers such as cooperative advertising.

Marketing – Power Supplies

     We support our power supply sales efforts by directly assisting our distributors and representatives with a variety of marketing tools aimed at individual projects. These activities include the use of print advertising, advertising on the Internet, trade shows, public relations, email and direct mailings. We support our marketing with websites that feature marketing and product technical information, product specifications and sales literature.

CUSTOMER SERVICE AND TECHNICAL SUPPORT

     We believe that providing strong customer service and technical support is an important aspect of our business. Our customer service and technical support efforts consist of the following components:

Tape Libraries

•
Technical support.  Our technical support personnel are available twenty-four hours per day. Technical support personnel are available to all customers at no charge by telephone and e-mail to answer questions and solve problems relating to our products.  Our technical support personnel are trained in all aspects of our products. Our support staff is located at our headquarters in Simi Valley, California. We sell service contracts for on-site service of our tape libraries, which are primarily fulfilled by IBM Corporation in the United States and Canada and by Eastman Kodak S.A.R.L. in Europe.

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

•	Warranty. We provide a three year advanced replacement warranty on all XLS, RLS and TLS models that includes replacement of components, or if necessary, complete libraries. XLS libraries sold in North America also include one year of onsite service. Customers may purchase extended advance replacement service coverage and on-site service if they are located in the United States, Canada and many countries within Europe.

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

•	Warranty. We provide a three year warranty on all power supplies that includes repair or if necessary, replacement of the power supply.

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

The manufacturing cycle to bring our libraries to a finished state is approximately five working days for our TLS and RLS libraries and approximately 30 working days for our XLS libraries. We believe that this process represents an effective way to control our inventory levels while maintaining the ability to fill specific orders in short lead times. We coordinate inventory planning and management with suppliers to match our production to market demand. Once we confirm an order, we generally ship the product within one to five working days. We believe this response time gives us a competitive edge. Because we fill the majority of our orders as they are received, our backlog generally is small and is not indicative of future revenues.

We carefully select our suppliers based on their ability to provide quality parts that meet our specifications. Inventory planning and management is coordinated with suppliers to match our production needs. We maintain an inventory of components that are off-the-shelf and others that are designed to our specifications.

IBM is our primary tape drive supplier. Tape drives are available only from a limited number of suppliers. Some of our suppliers compete with us by selling their own tape libraries. Any disruption in supplies of tape drives could delay shipments of our products.

Power Supplies

Our power supply products are made to our specifications by contract manufacturers in China. These manufacturers have been carefully selected based on their manufacturing capacity, quality controls and process controls. We also perform quality control testing on our products in our Simi Valley facility, where we maintain an inventory of power supplies for rapid order fulfillment.

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

Power Supplies

Our power supply products compete in a number of markets focused on the needs of OEM and contract manufacturers. We have concentrated on supplying units that provide high electrical and high space efficiency as measured in watts out versus watts in, as well in watts of output per cubic inch.  Our competitors in this market segment include TDK Lambda, Digital Power, Emerson XP Power and Power-One.

Key competitive factors include product features, small size, density, reliability, and efficiency. There are currently approximately 30 manufacturers that our products compete directly with in regards to power range, size, efficiency and price. Although we will continue to face price pressure and barriers to entry in progressively higher tier markets, we believe our power supplies compare well against such competitors.

RESEARCH AND DEVELOPMENT

Our research and development expenses were approximately $2.7 million in fiscal 2011, $3.2 million in fiscal 2010, and $3.3 million in fiscal 2009.

Tape Libraries

Our tape library research and development team consists of engineers who have data storage and related industry experience. We have developed over 46 separate tape library models for eleven different tape formats since entering the tape library business in 1995.

Our tape library product development efforts rely on the integration of multiple engineering disciplines to generate products that meet market needs in a competitive and timely fashion. Successful development of automated tape libraries requires the integration of mechanical design, electronic design, packaging, and firmware design into a single product. Product success also relies on the engineering group’s thorough knowledge of tape drive technology. Our engineers work closely with the tape drive manufacturers during the drive qualification cycle to assure that reliable tape library and tape drive combinations are brought to market. The design architecture of our tape libraries makes use of common parts across each product family, allowing us to develop and introduce new products quickly.

We also develop new products as we identify emerging market needs. Our sales, marketing, product development and engineering groups identify products to fulfill customer and marketplace needs. Our research and development group concentrates on leveraging previous engineering investments into new products. We leverage our electro-mechanical and electronic hardware technology from previous products into next generation designs.

Power Supplies

Our power supply development team continues to develop new power supply models and families in response to input from our customers. N2Power product development takes place at our corporate headquarters in Simi Valley, California.

 The product development cycle involves circuit design, printed circuit board layouts, prototype testing, firmware development, safety agency and compliance testing and test equipment development. Environmental and compliance testing of our power supplies is conducted to assure that our products meet the environmental requirements of the market. Product testing is a substantial portion of our overall product development cost.

INTELLECTUAL PROPERTY

We rely on copyright protection of our firmware, as well as patent protection for some of our designs and products. We also rely on a combination of trademark, trade secret and other intellectual property laws to protect our proprietary rights. However, we do not believe our intellectual property provides significant protection from competition. We believe that, because of the rapid pace of technological change in the tape storage and power supply industries, patent, copyright, trademark and trade secret protection are less significant than factors such as market responsiveness, knowledge, ability and the experience of our personnel as well as timely new product introductions.

We enter into Employee Proprietary Information and Inventions Agreements with all employees and consultants to protect our technology and designs. However, we do not believe that such protection can preclude competitors from developing substantially equivalent products.

EMPLOYEES

    As of June 30, 2011, we had 70 employees, including 22 in operations and manufacturing, 18 in research and development, 7 in customer service and technical support, 8 in sales and marketing, and 15 in administration and finance. We also employ a small number of temporary employees and consultants as needed. We are not a party to any collective bargaining agreement or other similar agreement. We believe that we have a good relationship with our employees.

AVAILABILITY OF SEC FILINGS

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission. You can read our SEC filings over the Internet at the SEC’s website at http://www.sec.gov. We also make our SEC filings available free of charge through our Internet website as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. Our website addresses are www.qualstar.com, www.n2power.com and www.topojojo.com. The reference to our website addresses does not constitute incorporation by reference into this report of the information contained at those sites.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers

Officers are elected by and serve at the discretion of the board of directors. The executive officers of Qualstar as of August 31, 2011 are:

Name	Age	Position

William J. Gervais	68	Chief Executive Officer, President and Director

Nidhi H. Andalon	48	Vice President, Chief Financial Officer and Corporate Secretary

Robert K. Covey	64	Vice President of Marketing

Randy Johnson	53	Vice President and General Manager of N2Power division

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

Nidhi H. Andalon has been our Chief Financial Officer since January 2009. She was appointed Vice President on March 25, 2010 and Corporate Secretary on March 24, 2011. Ms. Andalon joined Qualstar’s finance department in January 2003 as a senior accountant, and was promoted to Assistant Controller in June 2004 and to Controller in October 2005.  From 1996 to 1999, Ms. Andalon held the position of Assistant Treasurer for Underwriters Reinsurance Company.  From 1993 to 1996, Ms. Andalon was employed by Ernst & Young, LLP, where she worked as a senior auditor and senior tax consultant.  Ms. Andalon graduated with a B.B.A degree from the University of Michigan in 1984 and has been a Certified Public Accountant in the State of California since 1996.

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

     Our customers have the right to return our products in certain circumstances. An excessive number of returns may reduce our revenue or profitability.

     Our customers have 30 days from the date of purchase to return products that do not conform to specifications or an end user’s requirements. We may otherwise allow product returns if we think that doing so maximizes the effectiveness of our sales channels and promotes our reputation for quality and service. Although we estimate and reserve for potential returns in our reported financial results, actual returns could exceed our estimates. If the number of returns exceeds our estimates, our financial results could be adversely impacted for the periods during which returns are made.

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

Revenues from customers outside of North America were approximately 36.1% of revenue for fiscal 2011, 33.4% of revenue for fiscal 2010 and 26.4% of revenues for fiscal 2009. We believe that international sales will continue to represent a significant portion of our revenues. Our international sales subject us to a number of risks, including:

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

These risks may increase our costs of doing business internationally and reduce our revenue or profitability.

A failure to develop and maintain proprietary technology may negatively affect our business.

We rely on copyright protection of electronic circuits and our firmware, as well as patent protection for some of our designs and products. We also rely on a combination of trademark, trade secret, and other intellectual property laws and various contract rights to protect our proprietary rights. However, we do not believe our intellectual property rights provide significant protection from competition. As a consequence, these rights may not preclude competitors from developing products that are substantially equivalent or superior to our products. In addition, many aspects of our products are not subject to intellectual property protection and therefore can be reproduced by others.

Intellectual property infringement claims brought against us could be time consuming and expensive to defend.

In recent years, there has been a significant amount of litigation in the United States involving patents and other intellectual property rights. Qualstar is not currently directly involved in any intellectual property litigation or proceedings. In the future, we may become subject to claims or inquiries regarding our alleged unauthorized use of a third party’s intellectual property. An adverse outcome in litigation could force us to do one or more of the following:

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

Our quarterly revenues and operating results have fluctuated in the past, and are likely to vary significantly in the future due to several factors, including:

•	general economic conditions affecting spending for information technology;

•	increased competition and pricing pressures;

•	reductions in the size, delays in the timing, or cancellation of significant customer orders;

•	shifts in product or distribution channel mix;

•	the timing of the introduction or enhancement of products by us, our original equipment manufacturer customers or our competitors;

•	expansions or reductions in our relationships with distributors, value added reseller or original equipment manufacturer customers;

•	financial difficulties affecting our distributors, value added reseller or original equipment manufacturer customers that render them unable to pay amounts owed to us;

•	market acceptance of new and enhanced versions of our products;

•	new product developments by storage device manufacturers, such as disk drives, that could render our products less cost effective or less competitive;

•	the rates of growth or decline in the data storage market and the various segments within it;

•	timing and levels of our operating expenses;

•	availability of key components and performance of key suppliers; and

•	emerging new technologies such as “cloud” computing which could change the nature of or need for tape libraries.

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

Our executive officers and directors own beneficially, in the aggregate, approximately 29.7% of our outstanding common stock as of June 30, 2011. As a result, these shareholders will be able to exercise significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us. The interests of our officers and directors, when acting in their capacity as shareholders, may lead them to:

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

There has been very little trading in shares of our stock and some days it may not trade at all. This, as well as the factors listed below, has caused the price of our stock to be volatile. Consequently, it may be difficult to sell your shares of our stock at the price you paid for them or at a price equal to that quoted on The Nasdaq Stock Market. Factors that may cause our stock price to fluctuate in the future include:

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

    We normally ship library products within a few days after orders are confirmed. Consequently, we do not have significant order backlog and a large portion of our revenues in each quarter result from orders we received during that quarter. Because backlog can be an important indicator of future revenues, our lack of backlog makes it more difficult to forecast our future revenues. Since our operating expenses are relatively fixed in the short term, unexpected fluctuations in revenues could negatively impact our quarterly operating results.

Our suppliers could reduce shipments of tape drives. If this occurs, we would be forced to curtail production, our revenues could fall and our market share could decline.

Automated tape libraries and related products, such as tape drives, represented approximately 36.3% of our revenues for fiscal 2011, 40.1% of our revenues for fiscal 2010, and 49.3% of our revenues for fiscal 2009. We depend on a limited number of third-party manufacturers to supply us with the tape drives that we incorporate into our automated tape libraries. Some tape drive manufacturers, including IBM Corporation, compete with us by also selling tape libraries. There can be no assurance that other tape drive manufacturers will not also begin to manufacture or sell libraries.

In the past, some of these suppliers have been unable to meet demand for their products and have allocated their limited supply among customers. If suppliers limit our supply of tape drives, we may be forced to delay or cancel shipments of our tape libraries. The major supplier risks we face are the following:

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

We rely on tape technology for over half of our revenues. Our business will be harmed if demand for storage solutions using tape technology declines or fails to develop as we expect.

We will continue to be subject to the risk of a decrease in revenues if demand for tape-based storage products declines or if rising prices make it more difficult to sell them. If products incorporating other technologies gain comparable or superior market acceptance and competitive price advantage, our business, financial condition and operating results could be adversely and materially affected unless we successfully develop and market products incorporating the new technology.

If we fail to develop and introduce new products on a timely and cost-effective basis, or if our products do not contain the features required by the marketplace, we will eventually lose market share and sales to more innovative competitors.

The market for our products is characterized by changing technology and evolving industry standards. The future success of Qualstar will depend on our ability to anticipate changes in technology, to develop new and enhanced products on a timely and cost-effective basis, and to introduce, manufacture and achieve market acceptance of these new and enhanced products. In particular, our success will depend on increased market acceptance of our XLS family of automated tape libraries.

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

We primarily depend on two contract manufacturers for our power supplies. Loss of a supplier could harm our business.

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

 The use of contract manufacturers to manufacture our power supplies typically requires that we place production orders several months in advance of our expected need for the products. This requires that we accurately anticipate our product needs in order to be able to fulfill orders from our customers on a timely basis. If we are too conservative in our projected needs, we may not have sufficient inventory to sell to our customers, resulting in delayed or lost sales. If we are too optimistic in our projected needs, we may order too much product inventory, some of which may become obsolete before we find a customer for it. We have in the past, experienced shortages of some parts needed to manufacture our power supplies. This shortage of parts has increased lead-times and may do so in the future.

Price erosion may have a material adverse effect on our margins and profitability.

The majority of the power supply manufactures that we compete with have substantially more resources and more models available than we do. Additionally the power supply business is generally characterized by intense competition. There can be no assurances that a competitor will not choose to use its resources to under price our products in the market, thereby adversely affecting our revenues or margins.

Our principal competitors devote greater financial resources to developing, marketing and selling automated power supplies. Consequently, we may be unable to maintain or increase our market share.

     We face significant competition in developing and selling power supplies. Rapid and ongoing changes in technology and product standards could quickly render our products less competitive, or even obsolete. We have significantly fewer financial, technical, manufacturing, marketing and other resources than many of our competitors and these limited resources may harm our business in many ways.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters, located in Simi Valley, California, consists of a single building containing approximately 57,000 square feet housing our manufacturing, sales and marketing, finance and administration and approximately two thirds of our engineering staff. Our lease on this facility expires in December 2015. Rent on this facility is $40,000 per month with a step-up of 3% annually.

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

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND
                 ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Qualstar’s common stock is traded on The NASDAQ Stock Market (NASDAQ Symbol — QBAK). The following table sets forth the high and low closing sale prices of our common stock as reported by NASDAQ, during the periods indicated:

Period	Date Range	High	Low

Fiscal 2011:
First Quarter	July 1 — September, 30, 2010	$1.92	$1.40
Second Quarter	October 1 — December 31, 2010	$1.84	$1.54
Third Quarter	January 1 — March 31, 2011	$2.00	$1.65
Fourth Quarter	April 1 — June 30, 2011	$1.94	$1.68

Fiscal 2010:
First Quarter	July 1 — September, 30, 2009	$2.90	$1.87
Second Quarter	October 1 — December 31, 2009	$2.32	$1.65
Third Quarter	January 1 — March 31, 2010	$2.31	$1.82
Fourth Quarter	April 1 — June 30, 2010	$2.02	$1.54

   Holders

There were approximately 36 owners of record of Qualstar’s common stock as of August 8, 2011.

   Dividend Policy

In fiscal year 2010 our Board of Directors declared the following cash dividends:

Declaration Date	Record Date	Payment Date	Dividend per Share	Total Amount

Fiscal 2010:
August 28, 2009	September 18, 2009	September 28, 2009	$0.06	$735,187.02
November 4, 2009	December 1, 2009	December 10, 2009	$0.06	$735,187.02

No dividends were declared in fiscal year 2011. Any future determination to pay dividends will be at the discretion of the Company’s Board of Directors and will depend upon, among many other factors, the Company’s results of operations, financial condition, capital requirements and any contractual restrictions.

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Performance Graph

The following graph compares the total cumulative return to our shareholders on shares of Qualstar’s common stock during the five year period from July 1, 2006 through June 30, 2011, with the cumulative total returns of the Nasdaq Stock Market Composite Index and the Nasdaq Computer Manufacturers’ Index.  The graph assumes that the value of the investment in Qualstar’s common stock and each index was $100.00 on July 1, 2006.

	6/06	6/07	6/08	6/09	6/10	6/11
Qualstar Corporation	100.00	108.96	94.16	76.01	68.45	66.25
NASDAQ Composite	100.00	122.33	108.31	86.75	100.42	132.75
NASDAQ Computer Manufacturers	100.00	141.92	148.21	118.40	191.45	256.33

ADDITIONAL EQUITY COMPENSATION PLAN INFORMATION

The following table provides additional information regarding Qualstar’s equity compensation plans as of June 30, 2011:
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)(1)	(b)(1)	(c)(2)
Equity compensation plans approved by security holders	533,000	$3.80	500,000
Equity compensation plans not approved by security holders	—	—	—
Totals	533,000	$3.80	500,000

(1)
Includes shares subject to stock options granted under the 1998 Stock Incentive Plan as of June 30, 2011. The 1998 Stock Incentive Plan expired in 2008 and no further options may be granted under that plan.

(2)	Includes shares available for additional option grants under the 2008 Stock Incentive Plan as of June 30, 2011.

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

	Years Ended June 30,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
Statements of Operations Data:
Net revenues	$18,302	$15,270	$17,892	$21,464	$20,612
Cost of goods sold	11,573	10,626	12,190	14,043	14,092
Gross profit	6,729	4,644	5,702	7,421	6,520
Operating expenses:
Research and development	2,744	3,150	3,254	3,100	3,136
Sales and marketing	2,327	2,294	2,767	3,184	3,110
General and administrative	2,534	2,632	3,155	3,390	3,168
Total operating expenses	7,605	8,076	9,176	9,674	9,414
Loss from operations	(876)	(3,432)	(3,474)	(2,253)	(2,894)
Investment income	191	311	918	1,517	1,477
Loss before income taxes	(685)	(3,121)	(2,556)	(736)	(1,417)
(Benefit) provision for income taxes	(5)	-	3	17	30
Net loss	$(680)	$(3,121)	$(2,559)	$(753)	$(1,447)

Loss per share:
Basic and Diluted	$(0.06)	$(0.25)	$(0.21)	$(0.06)	$(0.12)
Shares used to compute loss per share:
Basic and Diluted	12,253	12,253	12,253	12,253	12,253

	Years Ended June 30,
	2011	2010	2009	2008	2007
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$4,970	$2,234	$3,749	$6,744	$7,697
Marketable securities	17,694	22,030	23,912	25,794	25,568
Working capital	21,940	19,569	27,081	23,883	25,152
Total assets	31,935	32,521	36,592	42,657	44,063
Shareholders’ equity	29,180	29,847	34,510	39,121	41,841

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

Our international sales efforts are currently directed from our corporate offices in Simi Valley, California.  All of our international sales are denominated in U.S. dollars. Net revenues from customers outside of North America were approximately $6.6 million, or 36.1% of revenues for fiscal 2011, $5.1 million, or 33.4% of revenues for fiscal 2010, and $4.7 million, or 26.4% of revenues for fiscal 2009.

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

Net revenues include revenues from the sale of tape libraries, tape drives, tape cartridges, ancillary products, and power supplies. Ancillary revenues include spare parts, service, repair, and on-site service agreements net of the cost of any third party service contracts. Revenues from our tape library segment represented approximately 53.8% of revenues in fiscal 2011, 62.1% of revenues in fiscal 2010, and approximately 69.0% of revenues in fiscal 2009. Revenues from our power supply segment represented approximately 46.2% of revenues in fiscal 2011, approximately 37.9% of revenues in fiscal 2010, and approximately 31.0% of revenues in fiscal 2009.

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

     In general, and where applicable, we use quoted prices in active markets for identical assets to determine fair value. This pricing methodology applies to our Level 1 investments such as U.S. treasuries and agency securities and exchange-traded mutual funds. If quoted prices in active markets for identical assets are not available to determine fair value, then we use quoted prices for similar assets or inputs other than the quoted prices that are observable either directly or indirectly. These investments are included in Level 2 and consist primarily of corporate bonds, mortgage-backed securities, and certain agency securities.  While we own certain mortgage-backed fixed income securities, our portfolio as of June 30, 2011 does not contain direct exposure to sub prime mortgages or structured vehicles that derive their value from sub prime collateral.  Our mortgage-backed securities are collateralized by prime residential mortgages and carry a 100% principal and interest guarantee, primarily from Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. Our asset-backed securities are senior tranches in regard to priority of principal repayment and are collateralized by predominantly prime-rated receivables on consumer credit card, automobile loan and utility rate reduction securities.

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

We have net operating losses, capital losses, research and development credit and other carryforwards for tax purposes of $20.8 million at June 30, 2011 which expire between fiscal years 2013 and 2029, except for the state research and development credit, which has no limit on the carryforward period.

RESULTS OF OPERATIONS

The following table reflects, as a percentage of net revenues, statements of operations data for the periods indicated:

	Years Ended June 30,
	2011	2010	2009
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	63.2	69.6	68.1
Gross margin	36.8	30.4	31.9
Operating expenses:
Research and development	15.0	20.6	18.2
Sales and marketing	12.7	15.0	15.5
General and administrative	13.8	17.2	17.6
Loss from operations	(4.7)	(22.4)	(19.4)
Investment income	1.0	2.0	5.1
Loss before provision for income taxes	(3.7)	(20.4)	(14.3)
Provision for income taxes	0.0	0.0	0.0
	(3.7)%	(20.4)%	(14.3)%

We have two operating segments for financial disclosure purposes:  tape libraries and power supplies, as discussed in Footnote 11 to our financial statements. The following table summarizes our revenue by major product line and by operating segment:

	Years Ended June 30,
	2011	2010	2009
Tape Library revenues:
TLS	6.3%	13.0%	22.3%
RLS	7.7%	5.5%	6.8%
XLS	20.2%	16.0%	8.3%
	34.2%	34.5%	37.4%
Other library revenues:
Service	14.5%	18.8%	15.3%
Media	2.1%	5.6%	11.9%
Upgrades, Spares	3.0%	3.2%	4.4%
Total library revenues	53.8%	62.1%	69.0%
Power Supply revenues	46.2%	37.9%	31.0%
	100.0%	100.0%	100.0%

Fiscal 2011 Compared to Fiscal 2010

Net Revenues.  Net revenues were $18.3 million in fiscal 2011 as compared to $15.3 million in fiscal 2010. The increase of approximately $3.0 million, or 19.9% is attributed primarily to an increase of $0.3 million in sales of tape libraries and $2.7 million in sales of power supplies.

Tape Library Segment
Revenues attributed to our tape library segment were $9.8 million, or 53.8% of revenues in fiscal 2011, as compared to $9.5 million, or 62.1% of revenues in fiscal 2010. This increase in tape library revenues was due primarily to higher sales of our tape library products in the RLS and XLS product lines, partially offset by decreased revenues from our TLS product line, in conjunction with decreased sales of tape media and service revenue. We expect sales from our RLS product line to increase in fiscal 2012 as the RLS 8500 series generation of our tape library product line gains market acceptance.

Power Supply Segment
Revenues attributed to our power supply segment were $8.5 million, or 46.2% of revenues, in fiscal 2011 as compared to $5.8 million, or 37.9% of revenues, in fiscal 2010. The increase of $2.7 million, or 46.2%, was due to increased sales to original equipment manufacturers and distributors of an expanded power supply product line. We expect continued growth as a percentage of total sales in our power supply revenues during fiscal 2012.

Gross Profit.  Gross profit was $6.7 million in fiscal 2011 as compared to $4.6 million in fiscal 2010. The increase of approximately $2.1 million, or 44.7%, is attributed to an increase in revenues, change in product mix, a decrease in inventory reserves, and higher absorption of labor and overhead.

Research and Development.  Research and development expenses were $2.7 million in fiscal 2011, as compared to $3.2 million in fiscal 2010.  The decrease of approximately $0.5 million, or 12.9%, is attributed primarily to decreases in compensation expense related to headcount reductions and prototype material expenses.

Sales and Marketing.  Sales and marketing expenses were $2.3 million in fiscal 2011, comparable with $2.3 million in fiscal 2010.

General and Administrative.  General and administrative expenses were $2.5 million in fiscal 2011 as compared to $2.6 million in fiscal 2010. The decrease of approximately $0.1 million, or 4.3%, is primarily due to decreases in compensation expense related to headcount reductions and accounting and investor relations expenses.

Investment Income.  Investment income was $0.2 million in fiscal 2011, compared to $0.3 million in fiscal 2010.  The decrease of approximately $0.1 million is attributed to lower rates in the current economic environment and a $1.6 million decrease in the principal balance of our cash, cash equivalents and marketable securities.

Benefit for Income Taxes.   Benefit for income taxes was $5,000 in fiscal 2011.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $1.5 million in fiscal 2011, $1.7 million in fiscal 2010 and $2.0 million in fiscal 2009. Cash used in operating activities in fiscal 2011 relates primarily to our net loss for the year and an increase in accounts receivable and inventories, partially offset by an increase in accounts payable. Cash used in operating activities in fiscal 2010 relates primarily to our net loss for the year and an increase in accounts receivable, partially offset by a decrease in inventories and an increase in accounts payable. Cash used in operating activities in fiscal 2009 relates primarily to our net loss for the year and a decrease in accounts payable and other accrued liabilities, partially offset by a decrease in receivables and inventories.

Cash provided by investing activities was $4.2 million in fiscal 2011, $1.7 million in fiscal 2010 and $2.0 million in fiscal 2009. Cash provided by investing activities in all three fiscal years relates primarily to proceeds from the sale of marketable securities, partially offset by purchases of marketable securities.

Cash was not used in financing activities in fiscal 2011. Cash used in financing activities was $1.5 million in fiscal 2010 and $2.9 million for fiscal 2009. Cash used in financing activities in fiscal 2010 and 2009 relates to cash dividends declared on shares of our common stock.

As of June 30, 2011, we had $5.0 million in cash and cash equivalents and $17.7 million in marketable securities. We believe that our existing cash and cash equivalents and funds available from the sale of our marketable securities will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. We may utilize cash to invest in businesses, products or technologies that we believe are strategic. We periodically evaluate other companies and technologies for possible investment by us. In addition, we have made and may in the future make investments in companies with whom we have identified potential synergies. However, we have no present commitments or agreements with respect to any material acquisition of other businesses or technologies.

SUMMARY OF CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following is a summary of our future payments due under contractual obligations as of June 30, 2011:

Year Ended June 30	Operating Leases	Purchase Obligations	Total
	(In thousands)
2012	539	$3,930	4,469
2013	503	—	503
2014	518	—	518
2015	534	—	534
2016	273	—	273
	$2,367	$3,930	$6,297

Purchase obligations in the table above represent the value of open purchase orders as of June 30, 2011. We believe that some of these obligations could be canceled for payment of a nominal penalty or no penalty; however, the amount of open purchase orders that could be canceled under such terms is difficult to quantify.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Qualstar Corporation

We have audited the accompanying balance sheets of Qualstar Corporation (the “Company”) as of June 30, 2011 and 2010, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Qualstar Corporation as of June 30, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/  SingerLewak LLP
Los Angeles, California
August 31, 2011

QUALSTAR CORPORATION
BALANCE SHEETS
(In thousands)

	June 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$4,970	$2,234
Marketable securities, short-term	10,713	12,033
Accounts receivable, net of allowance for doubtful accounts of $180 at June 30, 2011 and $113 at June 30, 2010	3,005	2,829
Inventories, net	5,673	4,823
Prepaid expenses and other current assets	312	299
Total current assets	24,673	22,218
Property and equipment, net	232	260
Marketable securities, long-term	6,981	9,997
Other assets	49	46
Total assets	$31,935	$32,521
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,293	$1,225
Accrued payroll and related liabilities	495	521
Other accrued liabilities	945	903
Total current liabilities	2,733	2,649

Other long-term liabilities	22	25

Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized, 12,253 shares issued and outstanding as of June 30, 2011 and June 30, 2010	18,869	18,830
Accumulated other comprehensive income	38	64
Retained earnings	10,273	10,953
Total shareholders’ equity	29,180	29,847
Total liabilities and shareholders’ equity	$31,935	$32,521

See accompanying notes

QUALSTAR CORPORATION
STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended June 30,
	2011	2010	2009
Net revenues	$18,302	$15,270	$17,892
Cost of goods sold	11,573	10,626	12,190
Gross profit	6,729	4,643	5,702
Operating expenses:
Research and development	2,744	3,150	3,254
Sales and marketing	2,327	2,294	2,767
General and administrative	2,534	2,632	3,155
Total operating expenses	7,605	8,076	9,176
Loss from operations	(876)	(3,433)	(3,474)
Investment income	191	311	918
Loss before income taxes	(685)	(3,121)	(2,556)
(Benefit) provision for income taxes	(5)	-	3
Net loss	$(680)	$(3,121)	$(2,559)
Loss per share:
Basic and Diluted	$(0.06)	$(0.25)	$(0.21)
Shares used to compute loss per share:
Basic and Diluted	12,253	12,253	12,253
Cash dividends declared per common share	$0.00	$0.12	$0.18

See accompanying notes

QUALSTAR CORPORATION
           STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

			Accumulated
			Other Comprehensive
	Common Stock		Income	Retained
	Shares	Amount	(Loss)	Earnings	Total
Balances at June 30, 2009	12,253	$18,798	$168	$15,544	$34,510
Stock based compensation	—	32	—	—	32
Cash dividend on common shares	—	—	—	(1,470)	(1,470)
Comprehensive loss:
Net loss	—	—	—	(3,121)	(3,121)
Change in unrealized loss on investments	—	—	(104)	—	(104)
Comprehensive loss					(3,225)
Balances at June 30, 2010	12,253	$18,830	$64	$10,953	$29,847
Stock based compensation	—	39	—	—	39
Comprehensive loss:
Net loss	—	—	—	(680)	(680)
Change in unrealized loss on investments	—	—	(26)	—	(26)
Comprehensive loss					(706)
Balances at June 30, 2011	12,253	$18,869	$38	$10,273	$29,180

See accompanying notes

QUALSTAR CORPORATION
STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended June 30,
	2011	2010	2009
OPERATING ACTIVITIES:
Net loss	$(680)	$(3,121)	$(2,559)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	129	172	228
Provision for bad debts and returns, net	67	25	38
Provision for inventory reserve	49	280	70
Stock based compensation	39	32	93
Loss (gain) on sale of securities	18	4	(98)
Changes in operating assets and liabilities:
Accounts receivable	(243)	(549)	619
Inventories	(898)	718	217
Prepaid expenses and other assets	(20)	89	83
Accounts payable	68	576	(548)
Accrued payroll and related liabilities	(26)	15	(13)
Other accrued liabilities	42	11	(150)
Net cash used in operating activities	(1,455)	(1,748)	(2,032)
INVESTING ACTIVITIES:
Purchases of equipment	(101)	(71)	(63)
Purchases of marketable securities	(10,443)	(16,765)	(30,201)
Proceeds from the sale of marketable securities	14,735	18,539	32,241
Net cash provided by investing activities	4,191	1,703	1,977
FINANCING ACTIVITIES:
Cash dividends on common shares	-	(1,470)	(2,940)
Net cash used in financing activities	-	(1,470)	(2,940)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,736	(1,515)	(2,995)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,234	3,749	6,744
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,970	$2,234	$3,749

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$12	$12	$11

See accompanying notes

QUALSTAR CORPORATION
NOTES TO FINANCIAL STATEMENTS

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

Marketable Securities

Marketable securities consist primarily of high-quality U.S. corporate securities and U.S. federal government debt securities. Our marketable securities portfolio consists of short-term securities with original maturities of greater than three months from the date of purchase and remaining maturities of less than one year and longer term securities with original maturities of greater than one year and less than five years. Marketable securities are classified as available for sale and are recorded at fair value using the specific identification method; unrealized gains and losses are reflected in other comprehensive income until realized; realized gains and losses are included in earnings when the underlying securities are sold and are derived using the specific identification method for determining the cost of securities sold. An $18,000 loss and a $4,000 loss from the sale of marketable securities were recorded in fiscal years 2011 and 2010, respectively. A $98,000 gain from the sale of marketable securities was recorded in fiscal year 2009. All of Qualstar’s marketable securities were classified as available-for-sale at June 30, 2011, 2010 and 2009.

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

The Company does not believe any unrealized losses represent an other-than-temporary impairment based on our evaluation of available evidence as of June 30, 2011.  We believe that our existing cash and short-term investments, and our expected operating cash flows will be sufficient to fund our working capital requirements, capital expenditures and other obligations for the foreseeable future and will not affect our ability to execute our current business plans.  If the credit ratings of the security issuers deteriorate or if normal market conditions do not return in the near future, we may be required to reduce the value of our investments through an impairment charge and reflect them as long-term investments.

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

Our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Sales outside of North America represented approximately 36.1% of net revenues in fiscal 2011, 33.4% of net revenues in fiscal 2010, and 26.4% of net revenues in fiscal 2009.

Revenues from Qualstar’s two largest customers totaled approximately 13.8% and 11.9% of revenues for the year ended June 30, 2011. Revenues from Qualstar’s largest customer totaled 11.3% of revenues for the year ended June 30, 2010 and 12.5% for the year ended June 30, 2009. At June 30, 2011, the two largest customers’ accounts receivable, net of specific allowance, totaled approximately 9.0% and 8.0% of net accounts receivable. At June 30, 2010, the largest customer’s accounts receivable, net of specific allowance, totaled approximately 10.1% of net accounts receivable. At June 30, 2009, the largest customer’s accounts receivable, net of specific allowances, totaled approximately 19.0% of net accounts receivable.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. Activity in the allowance for doubtful accounts was as follows (in thousands):

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (1)	Balance at End of Period
Year Ended June 30, 2011	$113	$67	$—	$—	$180
Year Ended June 30, 2010	$85	$25	$—	$3	$113
Year Ended June 30, 2009	$82	$38	$—	$(35)	$85

(1)	Uncollectible accounts written off, net of recoveries.

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

Warranty Obligations

We provide a three year advanced replacement warranty on all XLS, RLS and TLS models that includes replacement of components, or if necessary, complete libraries. XLS libraries sold in North America also include one year of onsite service. Customers may purchase extended advance replacement service coverage and on-site service if they are located in the United States, Canada and most countries within Europe.

We provide a three year warranty on all power supplies that includes repair or if necessary, replacement of the power supply.

A provision for costs related to warranty expense is recorded when revenue is recognized, which is estimated based on historical warranty costs incurred. Customers may purchase extended advance replacement service coverage and on-site service if they are located in the United States, Canada and most countries within Europe.

Activity in the liability for product warranty (included in other accrued liabilities) for the periods presented are as follows (in thousands):

	June 30,
	2011	2010
Beginning balance	$156	$167
Cost of warranty claims	(79)	(65)
Accruals for product warranties	121	54
Ending balance	$198	$156

Research and Development

All research and development costs are charged to expense as incurred. These costs consist primarily of engineering salaries, benefits, outside consultant fees, purchased parts and supplies directly involved in the design and development of new products, and facilities and other internal costs.

Advertising

Advertising and promotion expenses include costs associated with direct and indirect marketing, trade shows and public relations. Qualstar expenses all costs of advertising and promotion as incurred. Advertising and promotion expenses for the years ended June 30, 2011, 2010 and 2009 were approximately $321,000, $342,000, and $501,000, respectively.

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

     In general, and where applicable, we use quoted prices in active markets for identical assets to determine fair value. This pricing methodology applies to our Level 1 investments such as U.S. treasuries and agency securities and exchange-traded mutual funds. If quoted prices in active markets for identical assets are not available to determine fair value, then we use quoted prices for similar assets or inputs other than the quoted prices that are observable either directly or indirectly. These investments are included in Level 2 and consist primarily of corporate bonds, mortgage-backed securities, and certain agency securities.  While we own certain mortgage-backed fixed income securities, our portfolio as of June 30, 2011 does not contain direct exposure to sub prime mortgages or structured vehicles that derive their value from sub prime collateral.  Our mortgage-backed securities are collateralized by prime residential mortgages and carry a 100% principal and interest guarantee, primarily from Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. Our asset-backed securities are senior tranches in regard to priority of principal repayment and are collateralized by predominantly prime-rated receivables on consumer credit card, automobile loan and utility rate reduction securities.

     Assets and Liabilities Measured at Fair Value on a Recurring Basis

     The following table presents our assets and liabilities measured at fair value on a recurring basis at June 30, 2011 (in thousands):

June 30, 2011	Level 1	Level 2	Total
Assets
Cash	$865	$–	$865
Cash Equivalents	4,105	–	4,105
U.S. government and agency securities	2,549	6,156	8,705
Asset backed securities	–	2,970	2,970
Mortgage-backed securities	–	2,833	2,833
Corporate bonds	–	3,185	3,185
Total	$7,519	$15,144	$22,663

June 30, 2010	Level 1	Level 2	Total
Assets
Cash	$737	$–	$737
Cash Equivalents	997	–	997
Money Market Mutual fund	500	–	500
U.S. government and agency securities	9,546	7,260	16,806
Asset backed securities	–	2,233	2,233
Mortgage-backed securities	–	637	637
Corporate bonds	–	2,354	2,354
Total	$11,780	$12,484	$24,264

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

The following table sets forth the calculation for basic and diluted loss per share for the periods indicated:

	Year Ended June 30,
	2011	2010	2009
	(In thousands)
Loss:
Net loss	$(680)	$(3,121)	$(2,559)
Shares:
Weighted average shares for basic and diluted loss per share	12,253	12,253	12,253
Loss per share	(0.06)	(0.25)	(0.21)

Shares issuable under stock options of 533,000, 573,000 and 623,000 for the years ended June 30, 2010, 2009 and 2008, respectively, have been excluded from the computation of diluted loss per share as the effect would be antidilutive.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2 – Marketable Securities

The following table summarizes marketable securities by security type at June 30, 2011, and June 30, 2010, respectively (in thousands):

June 30, 2011	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
US Treasury obligations and direct obligations of U.S. Government agencies	$8,684	$21	$—	$8,705
Government Sponsored Enterprise collateralized mortgage obligations	2,826	8	(1)	2,833
Asset backed securities	2,964	6	—	2,970
Corporate bonds	3,181	5	—	3,186
Total	$17,655	$40	$(1)	$17,694

June 30, 2010	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
US Treasury obligations and direct obligations of U.S. Government agencies	$16,743	$63	$—	$16,806
Government Sponsored Enterprise collateralized mortgage obligations	635	2	—	637
Asset backed securities	2,229	4	—	2,233
Corporate bonds	2,359	—	(5)	2,354
Total	$21,966	$69	$(5)	$22,030

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2011 and at June 30, 2010.

	Less Than 12 Months		12 Months or Greater		Total
June 30, 2011	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Government Sponsored Enterprise collateralized mortgage obligations	187	(1)	2,646	—	2,833	(1)
Total	$187	$(1)	$2,646	$—	$2,833	$(1)

	Less Than 12 Months		12 Months or Greater		Total
June 30, 2010	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Corporate bonds	1,070	(3)	1,284	(2)	2,354	(5)
Total	$1,070	$(3)	$1,284	$(2)	$2,354	$(5)

The following tables summarize the contractual maturities of the Company’s fixed maturity securities and GSE collateralized mortgage obligations based on cash flows (in thousands):

	June 30,
	2011	2010
Less than 90 days	$—	$—
Less than one year	10,713	12,033
Due in one to five years	6,981	9,997
	$17,694	$22,030

Note 3 – Inventories

Inventories consist of the following:
	June 30,
	2011	2010
	(In thousands)
Raw materials	$4,312	$4,164
Finished goods	1,804	1,250
Subtotal	6,116	5,414
Less: Inventory reserve	(443)	(591)
	$5,673	$4,823

Note 4 – Property and Equipment

The components of property and equipment are as follows:
	June 30,
	2011	2010
	(In thousands)
Leasehold improvements	$566	$566
Furniture and fixtures	879	899
Machinery and equipment	2,198	2,282
	3,643	3,747
Less accumulated depreciation and amortization	(3,411)	(3,487)
	$232	$260

Note 5 – Accrued Payroll and Related Liabilities

The components of accrued payroll and related liabilities are as follows:
	June 30,
	2011	2010
	(In thousands)
Accrued salaries and payroll taxes	$260	$270
Accrued vacation	207	232
Accrued other	28	19
	$495	$521

Note 6 – Other Accrued Liabilities

The components of other liabilities are as follows:
	June 30,
	2011	2010
	(In thousands)
Accrued audit	$111	$110
Accrued service contracts	277	294
Accrued step rent	152	147
Accrued warranty	198	156
Deferred revenue	65	83
Other accrued liabilities	142	113
	$945	$903

Note 7 – Income Taxes

The (benefit from) provision for income taxes is comprised of the following:
	Year Ended June 30,
	2011	2010	2009
	(In thousands)
Current:
Federal	$(2)	$—	$—
State	(3)	—	3
	(5)	—	3
Deferred:
Federal	—	—	—
State	—	—	—
	—	—	—
	$(5)	$—	$3

The following is a reconciliation of the statutory federal income tax rate to Qualstar’s effective income tax rate:
	Year Ended June 30,
	2011	2010	2009
Statutory federal income tax benefit	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal income tax benefit	(3.8)	(1.4)	(3.8)
Research and development credits	(13.8)	(3.0)	(5.4)
Valuation allowance	59.4	27.0	49.5
Other	(8.6)	11.4	(6.2)
	0.8%	0.0%	0.1%

The tax effect of temporary differences resulted in deferred income tax assets (liabilities) as follows:
	June 30,
	2011	2010	2009
Deferred tax assets:	(In thousands)
Net operating loss carryforwards	$4,119	$3,861	$2,587
Capital loss and other credit carryforwards	21	20	465
Research and development credit carryforwards	1,148	994	900
Allowance for bad debts and returns	78	53	38
Inventory reserves	168	224	317
Capitalized inventory costs	16	24	29
Marketable securities	—	(24)	(65)
Other accruals	514	507	530
Total gross deferred tax assets	6,064	5,659	4,801
Less valuation allowance on deferred tax assets	(6,034)	(5,620)	(4,735)
Net deferred tax assets	30	39	66
Deferred tax liabilities:
Marketable securities	(15)	—	—
Depreciation and other	(15)	(39)	(66)
Total deferred tax liabilities	(30)	(39)	(66)
Net deferred taxes	$—	$—	$—

The Company records a valuation allowance against its net deferred income tax assets in accordance with ASC 740 “Income Taxes” when in management’s judgment, it is more likely than not that the deferred income tax assets will not be realized in the foreseeable future. For the fiscal years ended June 30, 2011. 2010, and 2009, the Company placed a valuation allowance on net deferred tax assets. The Company has net operating loss carryforwards for federal income tax purposes of approximately $10.7   million as of June 30, 2011,  $10.1 million as of June 30, 2010 and $6.7 million as of June 30, 2009.  The Company has net operating loss carryforwards for state income tax purposes of approximately $8.4 million as of June 30, 2011, $8.1 million as of June 30, 2010 and $5.8 million as of June 30, 2009. The Company had research and development and other credits for tax purposes of $1.7 million as of June 30, 2011, $1.5 million as of June 30, 2010 and $1.3 million at June 30, 2009. If not utilized, the federal net operating loss and other tax credit carryforwards will expire beginning in 2025. If not utilized, the state net operating loss carryforward will expire beginning in 2013.  The state research and development credit has no limit on the carryforward period.

In accordance with ASC 740, the Company recognized an increase of approximately $36,000 in liability for uncertain tax positions that were accounted for as a reduction to the July 1, 2007 balance of retained earnings. The following table summarizes the activity related to the Company’s uncertain tax positions (in thousands):

	June 30,
	2011	2010	2009
Balance at July 1	$25	$34	$46
Increases related to tax positions taken in prior year	9	1	3
Decreases due to lapse of statute of limitations	(10)	(8)	(13)
Related interest and penalties, net of federal tax benefit	(3)	(2)	(2)
Balance at June 30	$21	$25	$34

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

The Company’s policy is to include interest and penalties on uncertain tax positions in income tax expense, but is not significant at June 30, 2011.   The Company files its tax returns by the laws of the jurisdictions in which it operates.  The Company’s federal tax returns after 2007 and California tax returns after 2006 are still subject to examination.  Various state jurisdictions tax years remain open to examination as well, though the Company believes any additional assessment will be immaterial to its financial statements.

Note 8 – Preferred Stock

Qualstar’s capital structure allows for the Board of Directors to authorize 5,000,000 shares of preferred stock. The Board of Directors has authority to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares of preferred stock without any future vote or action by the shareholders. At June 30, 2011 and 2010, there were no outstanding shares of preferred stock.

Note 9 – Share Based Stock Option Plans

The Company has two share-based compensation plans as described below. During fiscal 2011, 2010 and 2009, the Company recorded share-based compensation associated with outstanding stock option grants of approximately $39,000, $32,000 and $93,000, respectively. No income tax benefit was recognized in the income statement for share-based arrangements in any period presented.

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

Qualstar adopted the 2008 Stock Incentive Plan (the “2008 Plan”) under which incentive and nonqualified stock options may be granted for an aggregate of no more than 500,000 shares of common stock. Under the terms of the 2008 Plan, options may be issued at an exercise price of not less than 100% of the fair market value of common stock on the date of grant. These option awards typically vest based on 4 years of continuous service at a rate of 25% per year and terminate as specified in each option agreement, but terminate no later than ten years after the date of grant. No options have been granted under the 2008 Plan as of June 30, 2011.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination in determining forfeiture rates and evaluates separate groups of employees by functional area that have similar historical exercise behavior. The expected term of options granted is estimated based on the vesting term of the award, historical employee exercise behavior, expected volatility of the Company’s stock and an employee’s average length of service. The risk-free interest rate used in this model correlates to a U.S. constant rate Treasury security with a contractual life that approximates the expected term of the option award. Weighted-average numbers have been used below as indicated. There were no option grants under either plan during fiscal years 2011, 2010 and 2009.

The following table summarizes all stock option activity (in thousands, except per share amounts):
Options	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2010	573	$4.10	4.29	$—
Granted	—	—
Exercised	—	—
Forfeited or expired	(40)	—
Outstanding at June 30, 2011	533	$3.80	3.51	$—
Exercisable at June 30, 2011	524	$3.82	3.45	$—

No options were granted during fiscal years 2011, 2010 and 2009.

At June 30, 2011, there was $3,587 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the 1998 Plan.  The cost is expected to be recognized over a weighted-average period of 0.8 years.  The total fair value of shares vested for fiscal years 2011, 2010 and 2009 was $14,000, $58,000 and $93,000, respectively.

Note 10 – Commitments

Qualstar’s lease agreement for its facility located in Simi Valley, California, expires in December 2015. Rent on this facility is $40,000 per month with a step-up of 3% annually. The Company provides for rent expense on a straight-line basis over the lease term.

Qualstar’s lease agreement for its facility located in Boulder, Colorado, expires in May of 2012. Rent on this facility is $4,850 per month, with a step-up of approximately 3% annually. The Company provides for rent expense on a straight-line basis over the lease term.

Future minimum lease payments under these leases are as follows:
Year Ending June 30,	Minimum Lease Payment
(in thousands)
2012	539
2013	503
2014	518
2015	534
2016	273
$2,367

Rent expense (including equipment rental) for the years ended June 30, 2011, 2010, and 2009, was $625,000, $665,000, and $660,000, respectively.

Note 11 – Segment Information

Based on the provisions of ASC 280, “Segment Reporting,” and the manner in which the Chief Operating Decision Maker analyzes the business, Qualstar has determined that it has two separate operating segments.

Segment revenue, loss before income taxes and total assets were as follows:

	Year Ended June 30
	2011	2010	2009
Revenue	(in thousands)
Tape Libraries:
Product	$7,195	$6,608	$9,613
Service	2,652	2,879	2,728
Total Tape Libraries	9,847	9,487	12,341
Power Supplies	8,455	5,783	5,551
Total Revenue	$18,302	$15,270	$17,892

	Year Ended June 30
	2011	2010	2009
Income (Loss) before Taxes	(in thousands)
Tape Libraries	$(1,624)	$(3,219)	$(2,636)
Power Supplies	944	98	80
Total Loss before Income Taxes	$(680)	$(3,121)	$(2,556)

	Year Ended June 30
	2011	2010
Total Assets	(in thousands)
Tape Libraries	$30,599	$32,418
Power Supplies	1,336	103
Total Assets	$31,935	$32,521

	June 30,
	2011	2010
Property and Equipment	(in thousands)
Tape Libraries:
Gross fixed assets	3,189	3,353
Less: accumulated depreciation and amortization	(3,083)	(3,221)
Net Library fixed assets	$106	$132

Power Supplies:
Gross fixed assets	454	394
Less: accumulated depreciation and amortization	(328)	(266)
Net Power Supply fixed assets	$126	$128

In its operation of the business, management reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with U.S. GAAP. Our two segments are Tape Libraries and Power Supplies. The two segments discussed in this analysis are presented in the way we internally managed and monitored performance for the years ended June 30, 2011, 2010, and 2009. Allocations for internal resources were made for the years ended June 30, 2011, 2010, and 2009. The power supplies segment tracks certain assets separately, and all others are recorded in the tape library segment for internal reporting presentations. Cash was not segregated between the two segments, but retained by the library segment through the third quarter of fiscal 2009. Cash was segregated between the two segments commencing in the fourth quarter of fiscal 2009.

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

Geographic Information

Information regarding revenues attributable to the Qualstar’s primary geographic operating regions is as follows:

	Year Ended June 30,
	2011	2010	2009
	(In thousands)
Revenues:
North America	$11,700	$10,176	$13,166
Europe	3,200	2,483	2,718
Asia Pacific	3,127	1,981	1,527
Other	275	630	481
	$18,302	$15,270	$17,892

	Year Ended June 30,
	2011	2010	2009
		(In thousands)
Tape Library Revenue:
North America	$7,595	$7,204	$9,992
Europe	1,874	1,622	1,838
Asia Pacific	103	31	37
Other	275	630	474
	$9,847	$9,487	$12,341

	Year Ended June 30,
	2011	2010	2009
		(In thousands)
Power Supply Revenue:
North America	$4,105	$2,972	$3,185
Europe	1,326	861	877
Asia Pacific	3,024	1,950	1489
Other	—	—	—
	$8,455	$5,783	$5,551

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

Note 13 – Benefit Plans

Qualstar has a voluntary deferred compensation plan (the Plan) qualifying for treatment under Internal Revenue Code Section 401(k). All employees are eligible to participate in the Plan following three months of service of employment and may contribute up to 100% of their compensation on a pre-tax basis, not to exceed the annual IRS maximum. Qualstar, at the discretion of management, may make matching contributions in an amount equal to 25% of the first 6% of compensation contributed by eligible participants. Qualstar suspended the discretionary matching contribution effective August 2009. Qualstar’s contributions under the Plan totaled $54,000 and $46,000 for the years ended June 30, 2010 and 2009, respectively.

Note 14 – Related Party Transactions

Qualstar’s outside counsel is a member of its board of directors. During the years ended June 30, 2011, 2010, and 2009 Qualstar paid $86,000, $107,000, and $88,000, respectively to the law firm in which the director is a shareholder for general business purposes.

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

Recent Accounting Pronouncements Not Yet Adopted

In June 2011, the FASB issued ASU 2011-05 guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance will be effective for us beginning July 1, 2012 and will have presentation changes only.

In May 2011, the FASB issued ASU 2011-04 guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance will be effective for us beginning January 1, 2012. Other than requiring additional disclosures, we do not anticipate material impacts on our financial statements upon adoption.

Note 16 – Quarterly Results of Operations (Unaudited)

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,
	(In thousands, except per share amounts)
Fiscal 2011:
Net sales	$4,707	$4,247	$4,107	$5,241
Gross profit	1,629	1,371	1,617	2,112
Net (loss) income	$(37)	$(514)	$(296)	$167
Net (loss) income per share:
Basic and diluted	$(0.00)	$(0.04)	$(0.02)	$0.01

Fiscal 2010:
Net sales	$3,991	$4,003	$3,597	$3,679
Gross profit	1,281	1,206	1,194	963
Net loss	$(575)	$(797)	$(798)	$(951)
Net loss per share:
Basic and diluted	$(0.05)	$(0.07)	$(0.07)	$(0.08)

Note 17 - Subsequent Event

     The Company has performed an evaluation of subsequent events.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Qualstar’s disclosure controls and procedures as of June 30, 2011, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over financial reporting

We did not make any changes in our internal control over financial reporting during the fiscal fourth quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we have concluded that, as of June 30, 2011, our internal control over financial reporting was effective based on those criteria.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

The information called for by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K (except information as to Qualstar’s executive officers, which is included under Part I, Item 1 of this Report) will be included in Qualstar’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year ended June 30, 2011, and is hereby incorporated by reference to such Proxy Statement.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our executive officers and biographical information appears in Part I, Item 1 of this report. Information about our Directors may be found under the caption “Election of Directors” of our Proxy Statement (the “Proxy Statement”). That information is incorporated herein by reference.

Additional information in response to this item is incorporated herein by reference to our proxy statement to be filed within 120 days after our fiscal year ended June 30, 2011.

ITEM 11. EXECUTIVE COMPENSATION

Information in response to this item is incorporated by reference to our proxy statement to be filed within 120 days of our fiscal year ended June 30, 2011.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information in response to this item is incorporated by reference to our proxy statement to be filed within 120 days of our fiscal year ended June 30, 2011.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information in response to this item is incorporated by reference to our proxy statement to be filed within 120 days of our fiscal year ended June 30, 2011.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this item is incorporated by reference to our proxy statement to be filed within 120 days of our fiscal year ended June 30, 2011.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The financial statements are set forth under Item 8 of this Annual Report on Form 10-K.

All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the financial statements or notes thereto.

(b) Exhibits:

Exhibit No.	Description
3.1(1)	Restated Articles of Incorporation.
3.2(4)	Bylaws, as amended and restated as of March 24, 2011.
10.1(1)*	1998 Stock Incentive Plan, as amended and restated.
10.2(1)	Form of Indemnification Agreement.
10.3(2)	Lease agreement between Strategic Performance Fund-II, Inc. and Qualstar Corporation, dated September 20, 2000.
10.4(6)	Amendment to Lease agreement between Strategic Performance Fund-II, Inc. and Qualstar Corporation, dated June 30, 2009.
10.5(5)*	2008 Stock Incentive Plan
14.1(3)	Code of Business Conduct and Ethics
23.1	Consent of Independent Registered Public Accounting Firm (SingerLewak LLP).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________

(1)	Incorporated by reference to the designated exhibits to Qualstar’s registration statement on Form S-1 (Commission File No. 333-96009), declared effective by the Commission on June 22, 2000.
(2)	Incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
(3)	Incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-K for the fiscal year ended June 30, 2004.
(4)	Incorporated by reference to Exhibit 3.1 to Qualstar’s Report on Form 8-K dated March 24, 2011.
(5)	Incorporated by reference to Exhibit 10.1 to Qualstar’s Report on Form 10-Q/A for the fiscal quarter ended March 31, 2009.
(6)	Incorporated by reference to Exhibit 10.4 to Qualstar’s Report on Form 10-K for the fiscal year ended June 30, 2009.
*	Each of these exhibits constitutes a management contract, compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALSTAR CORPORATION

Date: August 31, 2011	By:	/s/ WILLIAM J. GERVAIS
William J. Gervais
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ WILLIAM J. GERVAIS	Chief Executive Officer,	August 31, 2011
William J. Gervais	President and Director
(Principal executive officer)

/s/ NIDHI H. ANDALON	Vice President, CFO and Corporate	August 31, 2011
Nidhi H. Andalon	Secretary
(Principal financial officer)

/s/ RICHARD A. NELSON	Director	August 31, 2011
Richard A. Nelson

/s/ CARL W. GROMADA	Director	August 31, 2011
Carl W. Gromada

/s/ STANLEY W. CORKER	Director	August 31, 2011
Stanley W. Corker

/s/ ROBERT E. RICH	Director	August 31, 2011
Robert E. Rich

/s/ ROBERT A. MEYER	Director	August 31, 2011
Robert A. Meyer

/s/ LAWRENCE D. FIRESTONE	Director	August 31, 2011
Lawrence D. Firestone

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Restated Articles of Incorporation.
3.2(4)	Bylaws, as amended and restated as of March 24, 2011.
10.1(1)*	1998 Stock Incentive Plan, as amended and restated.
10.2(1)	Form of Indemnification Agreement.
10.3(2)	Lease agreement between Strategic Performance Fund-II, Inc. and Qualstar Corporation, dated September 20, 2000.
10.4(6)	Amendment to Lease agreement between Strategic Performance Fund-II, Inc. and Qualstar Corporation, dated June 30, 2009.
10.5(5)*	2008 Stock Incentive Plan
14.1(3)	Code of Business Conduct and Ethics
23.1	Consent of Independent Registered Public Accounting Firm (SingerLewak LLP).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________

(1)	Incorporated by reference to the designated exhibits to Qualstar’s registration statement on Form S-1 (Commission File No. 333-96009), declared effective by the Commission on June 22, 2000.
(2)	Incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
(3)	Incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-K for the fiscal year ended June 30, 2004.
(4)	Incorporated by reference to Exhibit 3.1 to Qualstar’s Report on Form 8-K dated March 24, 2011.
(5)	Incorporated by reference to Exhibit 10.1 to Qualstar’s Report on Form 10-Q/A for the fiscal quarter ended March 31, 2009.
(6)	Incorporated by reference to Exhibit 10.4 to Qualstar’s report on Form 10-K for the fiscal year ended June 30, 2009.
*	Each of these exhibits constitutes a management contract, compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of this report.