Form 10-K/A
period 2011-06-30
QUALSTAR CORP
filed 2011-10-28
CIK 758938

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
Large accelerated filer ☐    Accelerated filer ☐     Non-accelerated filer ❑    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☒

As of December 31, 2010, (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common equity held by non-affiliates of the registrant was approximately $14,550,000 based on the closing sales price as reported on the NASDAQ Stock Market. As of September 30, 2011, there were 12,253,117 shares of common stock without par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our executive officers and biographical information appears in Part I, Item 1 of this report under the caption “Executive Officers of the Registrant.”  The current members of our Board of Directors and biographical information is set forth below:

Name	Age	Position
William J. Gervais	68	Chief Executive Officer, President and Director
Richard A. Nelson	68	Director
Stanley W. Corker	60	Director
Lawrence D. Firestone	53	Director
Carl W. Gromada	70	Director
Robert A. Meyer	66	Director
Robert E. Rich	61	Director

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

Richard A. Nelson is a founder of Qualstar and has been a director since our inception in 1984. Mr. Nelson also served as our Vice President of Engineering and Secretary from our inception in 1984 until January 28, 2011, when he retired as an employee and officer. From 1974 to 1984, Mr. Nelson was self-employed as an engineering consultant specializing in microprocessor technology. Mr. Nelson earned a B.S. in Electronic Engineering from California State Polytechnic University, Pomona in 1966.

Stanley W. Corker has served as a director of Qualstar since January 2006.  Since 1996, Mr. Corker has been the Director of Technology Research and a partner of Emerald Asset Management, a diversified investment management firm.  Prior to joining Emerald Asset Management, Mr. Corker obtained over 20 years experience in the computer storage industry from key roles in engineering and marketing at several manufacturers of tape drives, and as an industry analyst with International Data Corporation (IDC).  Mr. Corker received a B.S. degree in Computer Science from the University of Essex, England in 1972, where he later conducted five years of postgraduate research in computer networking systems.

Lawrence D. Firestone has served as a director of Qualstar since May 13, 2011. He currently is the Chief Financial Officer of Xiotech Corporation, a leading supplier of performance driven enterprise storage, a position he has held since February 2011.  From August 2006 to August 2010, Mr. Firestone was Executive Vice President and Chief Financial Officer of Advanced Energy Industries, Inc. (AEIS) a leading provider of power conversion devices for the semi-conductor and solar inverter markets. From 1999 until August 2006, Mr. Firestone served as the Senior Vice President and Chief Financial Officer and secretary and treasurer at Applied Films Corporation, (AFCO) a leading supplier of thin film deposition equipment. Prior to joining Applied Films, Mr. Firestone served as Vice President and Chief Operating Officer of Avalanche Industries, a contract manufacturer of custom cables and harnesses, from 1996 to 1999. Mr. Firestone served as a director of Amtech Systems, Inc. from 2005 to 2007 and as a director of Hyperspace Communications, Inc. from 2004 to 2005.  Mr. Firestone received a BSBA degree in Accounting from Slippery Rock State College in 1981.

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

Robert A. Meyer has served as a director of Qualstar since March 2006.  Mr. Meyer is currently retired.  From 1994 until June 2005, Mr. Meyer was employed in various management positions by United States Filter Corporation, a company engaged in the water treatment industry serving industrial, commercial and residential customers.  His positions at United States Filter Corporation included Director of Finance, Business Development from 2000 to 2002, and Vice President of Internal Audit from 2003 until he retired in June 2005.  Mr. Meyer received a B.S. degree in Accounting from C.W. Post College in 1972, and he is a Certified Public Accountant.

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

To our knowledge, based solely on a review of the copies of Section 16(a) reports furnished to us and written representations that no other reports were required during the fiscal year ended June 30, 2011, our officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements except as follows:  Lawrence D. Firestone was elected to the Board of Directors of Qualstar Corporation on May 13, 2011.  He filed an Initial Statement of Beneficial Ownership of Securities on Form 3 (which reported that he did not own any shares of Qualstar stock) on August 2, 2011, approximately three months after it was due.

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

Audit Committee

Our Board of Directors has a standing Audit Committee, which is comprised solely of non-employee directors who satisfy current Nasdaq standards with respect to independence, financial expertise and experience.  The current members of the Audit Committee are Stanley W. Corker, Lawrence D. Firestone, Carl W. Gromada and Robert A. Meyer, with Mr. Gromada serving as Chairman.  Our Board of Directors has determined that Mr. Gromada, Mr. Firestone and Mr. Meyer meet the Securities and Exchange Commission’s definition of “audit committee financial expert.”

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section contains a discussion of the material elements of compensation awarded to, earned by, or paid to our principal executive officer, our principal financial officer, and our other executive officers who were serving as executive officers of Qualstar at June 30, 2011.  These individuals are identified in the Summary Compensation Table and other compensation tables that follow this section, and are referred to throughout this report as our “named executive officers.”

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

The table below shows the base salary established for each of our named executive officers for fiscal years 2011 and 2012, and the percentage change compared to the prior fiscal year.  Salary adjustments typically do not coincide with the beginning of the fiscal year, so the amounts shown below may not be exactly the same as those shown in the Fiscal 2011 Summary Compensation Table.

Name and Principal Position	Fiscal 2011 Base Salary	Percent Change versus Fiscal 2010 Base Salary	Fiscal 2012 Base Salary	Percent Change versus Fiscal 2011 Base Salary
William J. Gervais Chief Executive Officer and President	$177,507(1)	12.7%	$177,507	─
Nidhi H. Andalon Chief Financial Officer and Vice President	$150,000	─	$150,000	─
Randy Johnson Vice President and General Manager, N2Power	$180,000	─	$180,000	─
Robert K. Covey Vice President of Marketing	$165,600	─	$170,600(2)	3.0%
__________
(1)
As a cost-savings measure, Mr. Gervais voluntarily reduced his base salary by $20,000 in August 2008 and by an additional 10% in July 2009.  The $20,000 reduction in Mr. Gervais' base salary was reinstated in May 2011.

(2)	As a cost-savings measure, Mr. Covey’s base salary was reduced by 10%, from $184,000 to $165,600, in July 2009. Mr. Covey’s base salary was partially reinstated, by $5,000, in July 2011.

Cash Bonuses

Historically, each year the Board of Directors, upon the recommendation of the Compensation Committee, has established a cash bonus plan for executive officers based on Qualstar achieving stated levels of consolidated revenue and pre-tax profits for the fiscal year, excluding the effects of acquisitions, if any, made during the fiscal year.  However, in recent years Qualstar has not achieved the levels of revenues or pre-tax profits required to earn even the minimum bonus amounts under prior bonus plans.  Consequently, the Board of Directors did not establish a bonus plan for executive officers for fiscal 2011, and has not established a bonus plan for executive officers for fiscal 2012, with the exception of Randy Johnson.  Mr. Johnson was first appointed an executive officer by our Board on March 25, 2010.  His incentive compensation plan, which was established before Mr. Johnson became an executive officer and has not been modified, provides that he can earn a cash bonus based on the level of pre-tax profits achieved by our N2Power business unit for the fiscal year.  Mr. Johnson’s potential bonus ranges from 0% of his base pay if N2Power is unprofitable, up to a maximum amount equal to 15% of his base pay if N2Power achieves pre-tax profits equal to more than 19% of N2Power sales.  For the fiscal year ended June 30, 2011, Mr. Johnson earned a bonus of $14,400, which is equal to 8% of his base pay.   Our Board of Directors reserves the right to pay discretionary cash bonuses, if deemed appropriate.

Equity-Based Compensation

We use stock option grants as a form of long-term compensation.  For the past several years, however, our stock generally has not been actively traded and the price per share has declined or stayed within a relatively narrow range.  Consequently, stock options have not provided significant compensation in recent years.  We did not grant any stock options to our executive officers in fiscal 2011.

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

William J. Gervais co-founded Qualstar in 1984 and Mr. Gervais continues to serve Qualstar full time as an executive officer.  The Compensation Committee considers Mr. Gervais to be largely responsible for the success the Company has achieved, and to be one of our most important employees.  However, Mr. Gervais historically has requested that his base salary be maintained at levels the Compensation Committee considers to be relatively low.  The reasons for this include his belief that in the long term his individual equity ownership of Qualstar potentially will provide greater financial returns than current compensation.  As a cost-savings measure, Mr. Gervais voluntarily reduced his base salary by $20,000 in August 2008 and by an additional 10% in July 2009.  In light of the Company’s improved financial performance during fiscal 2011, the $20,000 reduction in Mr. Gervais' base salary was reinstated in May 2011  Mr. Gervais also has never requested nor accepted stock option awards.

Nidhi H. Andalon has been our Chief Financial Officer since January 2009 and was appointed Vice President by our Board of Directors on March 25, 2010. Ms. Andalon joined Qualstar’s finance department in January 2003 as a senior accountant, and was promoted to Assistant Controller in June 2004 and to Controller in October 2005.  In recognition of her performance as Chief Financial Officer during her first six months in that position, our Board approved an increase in her base salary to a rate of $150,000 per year, effective as of the start of fiscal 2010.  Ms. Andalon’s base salary in fiscal 2011 remained unchanged from the prior year.

Randy Johnson has served as the General Manager of our N2Power business unit since 2002, and was appointed Vice-President and General Manager, N2Power by our Board of Directors on March 25, 2010.  Mr. Johnson has primary responsibility for all aspects of our power supply business, including sales.  Mr. Johnson’s base salary of $180,000 per year and his incentive compensation plan for fiscal 2011, as described above, remained unchanged from the prior year.

Robert K. Covey has been our Vice President of Marketing since 1994.  As a cost-savings measure, Mr. Covey’s compensation was reduced by 10%, or $18,400, as of July 2009.  In light of the Company’s improved financial performance during fiscal 2011, $5,000 of the reduction in Mr. Covey’s base salary was reinstated in July 2011.

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
Carl W. Gromada
Robert A. Meyer

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Our Board of Directors has a standing Compensation Committee.  The members of this committee during the fiscal year ended June 30, 2011 and presently are Stanley W. Corker, Carl W. Gromada and Robert A. Meyer.  No executive officer of Qualstar serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors.  No member of the Compensation Committee is, or ever has been, an employee or officer of Qualstar.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following tables show information about the compensation earned by our principal executive officer, our principal financial officer, and our other executive officers who were serving as executive officers at June 30, 2011.  These officers are referred to in this report as the “named executive officers.”

Fiscal Year 2011 Summary Compensation Table

Name and Principal Position	Year	Salary (1) ($)	Bonus (1) ($)	Grant Date Fair Value of Option Awards (2) ($)	All Other Compensation (3) ($)	Total ($)
William J. Gervais	2011	$161,346	$—	$—	$2,851	$164,197
Chief Executive Officer	2010	158,170	—	—	3,102	161,272
and President	2009	178,838	—	—	2,254	181,092
Nidhi H. Andalon (4)	2011	150,010	—	—	573	150,582
Vice President	2010	150,010	—	—	919	150,929
and Chief Financial Officer	2009	130,276	—	—	1,275	131,551
Randy Johnson (5)	2011	180,003	14,400	—	573	194,976
Vice President and General Manager, N2Power	2010	180,003	3,600	—	573	184,176
Robert K. Covey	2011	173,550	—	—	2,254	175,804
Vice President of	2010	166,297	—	—	2,501	168,798
Marketing	2009	183,467	—	—	5,123	188,590
_____________
(1)	The amounts shown in these columns reflect salary and bonuses earned by the named executive officers for each of the fiscal years indicated.

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

Grants of Plan-Based Awards

The following table sets forth information regarding grants of awards to each named executive officer during the year ended June 30, 2011 under our equity incentive plan.

Grants of Plan-Based Awards in Fiscal Year 2011

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (1) (#)	Exercise or Base Price of Option Awards ($ / Sh)	Grant Date Fair Value of Option Awards (2) ($)

William J. Gervais	—	—	—	—
Nidhi H. Andalon	—	—	—	—
Randy Johnson	—	—	—	—
Robert K. Covey	—	—	—	—
_____________
(1)
No options were granted to any of our named executive officers during fiscal year 2011.  Stock options granted to the named executive officers typically vest over four years at the rate of 25% of the number of shares as of each anniversary of the date of grant, provided that the executive is still employed by Qualstar on the vesting date.

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

Outstanding Equity Awards

The following table provides information regarding outstanding equity awards held by each named executive officer as of June 30, 2011, including the number of unexercised vested and unvested stock options. The vesting schedule for each grant is shown following this table.

Outstanding Equity Awards at 2011 Fiscal Year End

	Option Awards
	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date

Name	Exercisable	Unexercisable (1)
William J. Gervais	—	—	—	—
Nidhi H. Andalon	16,000	—	$3.02	06/14/2016
Randy Johnson	9,000	3,000	$3.10	03/25/2018
Robert K. Covey	20,000	—	5.94	01/03/2012
_____________
(1)
Stock options granted to the named executive officers vest over four years at the rate of 25% of the options as of each anniversary of the date of grant, provided that the executive is still employed by Qualstar on the vesting date.  The amounts shown in this column represent the remaining unvested portion of each option grant.

Option Exercises

The table below sets forth information for each named executive officer regarding the exercise of stock options during the fiscal year ended June 30, 2011, including the aggregate value realized upon exercise before payment of any applicable withholding taxes.

Option Exercises in Fiscal Year 2011

Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (1) ($)
William J. Gervais	—	—
Nidhi H. Andalon	—	—
Randy Johnson	—	—
Robert K. Covey	—	—
_____________
(1)
The value realized on exercise of option awards represents the market price per share of common stock on the date of exercise, less the stock option exercise price per share, multiplied by the number of stock options exercised.

Director Compensation

Each of our non-employee directors receives cash fees and equity-based awards as compensation for his service on the Board of Directors and the committees of the Board on which he is a member.  The table below sets forth cash compensation earned by each non-employee director, and the grant date fair value of share-based compensation granted to each non-employee director, during the fiscal year ended June 30, 2011.  Mr. Gervais did not receive any compensation for his service on the Board. All compensation earned by Mr. Gervais is reported in the Summary Compensation Table above and has been excluded from the table below.

Fiscal Year 2011 Director Compensation Table

Name	Fees Earned or Paid in Cash (1) ($)	Grant Date Fair Value of Option Awards (2)(3) ($)	Total ($)
Stanley W. Corker	$18,000	—	$18,000
Lawrence D. Firestone (4)	1,865	—	1,865
Carl W. Gromada	18,000	—	18,000
Robert A. Meyer	18,000	—	18,000
Richard A. Nelson (5)	2,250	—	2,250
Robert E. Rich	11,250	—	11,250
_____________
(1)
The amounts shown in this column represent the amount of cash compensation earned in fiscal year 2011 for service on the Board of Directors and any committees of the Board on which the director was a member in fiscal 2011.

(2)
No stock options were granted to our directors during fiscal 2011.  Stock options granted to our directors typically vest over four years at the rate of 25% of the shares as of each anniversary of the date of grant.

(3)
As of June 30, 2011, each of our non-employee directors named in the above table (except Mr. Richard A. Nelson and Mr. Lawrence D. Firestone) held unexercised stock options for 24,000 shares of our common stock.

(4)	Mr. Firestone was appointed as a director and as a member of the Audit Committee on May 13, 2011.

(5)
Mr. Nelson served as an officer and employee of Qualstar until his retirement on January 28, 2011.  Prior to his retirement, Mr. Nelson did not receive any fees for his service, as such, as a director of the Company.

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

Directors are eligible to receive stock options under our 2008 Stock Incentive Plan.  However, no stock options were granted to our non-employee directors during the fiscal year ended June 30, 2011.

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

The table below sets forth information regarding the estimated amounts that each named executive officer would have realized in the event that a change in control of Qualstar had occurred and all of his unvested stock options had accelerated and become immediately vested in full as of June 30, 2011.

Estimated Benefits at 2011 Fiscal Year End in the Event of a Change in Control

Name	Option Awards (1)
William J. Gervais	—
Nidhi H. Andalon	—
Randy Johnson	—
Robert K. Covey	—
_______________
(1)
The amounts in this column represent the aggregate gain each named executive officer would have realized if all unvested stock options that were held by him or her on June 30, 2011 accelerated and became immediately vested in full on that date.  The amount of gain was calculated based on the difference between the exercise price of each unvested option and the closing price of our common stock on that date, which was $1.81 per share.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock as of October 21, 2011 for:

●	each person (or group of affiliated persons) who we know beneficially owns more than 5% of our common stock;

●	each of our directors;

●	each of the named executive officers; and

●	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares.  Except as indicated by footnote, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned, subject to community property laws where applicable.  The percentage of shares beneficially owned is based on 12,253,117 shares of common stock outstanding as of October 20, 2011.  Shares of common stock subject to options currently exercisable or exercisable within 60 days of October 21, 2011, are deemed outstanding for computing the percentage of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.  The address for those individuals for which an address is not otherwise indicated is: c/o Qualstar Corporation, 3990-B Heritage Oak Court, Simi Valley, California 93063.

	Common	Options Exercisable	Beneficial Ownership
Name	Shares Owned	Within 60 Days (1)	Number	Percent
BKF Capital Group, Inc. Steven N. Bronson (2) 225 N.E. Mizner Blvd., Suite 400 Boca Raton, FL 33432	1,720,744	—	1,720,744	14.0%
Dimensional Fund Advisors, LP (3) 6300 Bee Cave Road, Austin, TX 78746	937,628	—	937,628	7.7%
Porter Orlin LLC (4) 665 Fifth Avenue, Floor 34, New York, NY 10103	917,901	—	917,901	7.5%
Stanley W. Corker	18,940	24,000	42,940	*
Carl Gromada	8,171	24,000	32,171	*
Lawrence D. Firestone	—	—	—	*
Robert A. Meyer	—	24,000	24,000	*
Robert E. Rich	131,400	24,000	155,400	1.3%
William J. Gervais	3,238,364	—	3,238,364	26.4%
Nidhi H. Andalon	—	16,000	16,000	*
Randy Johnson	—	9,000	9,000	*
Richard A. Nelson	247,992	—	247,992	2.0%
Robert K. Covey	48,280	20,000	68,280	*
All directors and officers as a group (10 persons)	3,693,147	141,000	3,834,147	30.9%
_____________
*Less than 1.0%

(1)	Represents shares that may be acquired upon exercise of stock options which are either currently vested or will vest within 60 days of October 21, 2011.

(2)
Based on information contained in reports filed with the Securities and Exchange Commission, BKF Capital Group, Inc. beneficially owns 1,663,044  shares of Qualstar common stock as of October 10, 2011.  Steven N. Bronson, as the Chairman and President of BKF Captial Group, Inc., may be deemed to beneficially own the shares of Qualstar held by BKF Capital Group, Inc.  Mr. Bronson, as the sole owner of BA Value Investors, LLC, is the beneficial owner of 57,700 shares of Qualstar.

(3)	Based on information contained in reports filed with the Securities and Exchange Commission, Dimensional Fund Advisors, LP, an investment adviser, beneficially owns 937,628 shares as of June 30, 2011.

(4)	Based on information contained in reports filed with the Securities and Exchange Commission, Porter Orlin LLC, an investment adviser, beneficially owns 917,901 shares as of June 30, 2011.

Additional Equity Compensation Plan Information

Information regarding Qualstar’s equity compensation plans as of June 30, 2011 is included in Item 5 of this report and is incorporated herein by reference.

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

Director Independence

Our Board has determined that all of our directors satisfy the current “independent director” standards established by rules of The Nasdaq Stock Market, Inc. (“Nasdaq”), except for William J. Gervais, who is Chief Executive Officer and President of Qualstar, and Richard A. Nelson, who was Vice President Engineering and Secretary of Qualstar until January 28, 2011, when he retired.  Each director serving on the Audit Committee of our Board also meets the more stringent independence requirements established by Securities and Exchange Commission rules applicable to audit committees.  Mr. Robert E. Rich, a member of our Board of Directors since January 2000, is a shareholder in the law firm of Stradling Yocca Carlson & Rauth, which has provided legal services to Qualstar since 1984.  Our Board has determined that no director has a relationship that would interfere with the exercise of independent judgment in carrying out his responsibilities as a director.  There are no family relationships among any of the directors or executive officers of the Company.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accountants

The aggregate fees billed by SingerLewak LLP, our independent registered public accounting firm for fiscal years 2011 and 2010 for professional services rendered to Qualstar during the fiscal years ended June 30, 2011 and June 30, 2010, respectively, were comprised of the following:

	Fiscal 2011	Fiscal 2010
Audit Fees	$125,000	$130,237
Audit-related fees	—	—
Tax fees	6,200	5,000
All other fees	—	—
Total fees	$131,200	$135,237

Audit fees include fees for professional services rendered in connection with the audit of our consolidated financial statements for each year and reviews of our unaudited consolidated quarterly financial statements, as well as fees related to consents and reports in connection with regulatory filings for those fiscal years.

SingerLewak LLP was our principal accountant for tax compliance review, tax advice and tax planning during fiscal years 2011 and 2010.  Tax fees related primarily to tax compliance review and advisory services.

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

QUALSTAR CORPORATION

Date: October 28, 2011	By:	/s/ WILLIAM J. GERVAIS
William J. Gervais, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM J. GERVAIS	Chief Executive Officer,	October 28, 2011
William J. Gervais	President and Director
(principal executive officer)

/s/ NIDHI H. ANDALON	Chief Financial Officer, Vice President and Secretary	October 28, 2011
Nidhi H. Andalon	(principal financial officer)

/s/ RICHARD A. NELSON	Director	October 28, 2011
Richard A. Nelson

/s/ LAWRENCE D. FIRESTONE	Director	October 28, 2011
Lawrence D. Firestone

/s/ CARL W. GROMADA	Director	October 28, 2011
Carl W. Gromada

/s/ STANLEY W. CORKER	Director	October 28, 2011
Stanley W. Corker

/s/ ROBERT E. RICH	Director	October 28, 2011
Robert E. Rich

/s/ ROBERT A. MEYER	Director	October 28, 2011
Robert A. Meyer

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Restated Articles of Incorporation.
3.2(4)	Bylaws, as amended and restated as of March 24, 2011.
10.1(1)*	1998 Stock Incentive Plan, as amended and restated.
10.2(1)	Form of Indemnification Agreement.
10.3(2)	Lease agreement between Strategic Performance Fund-II, Inc. and Qualstar Corporation, dated September 20, 2000.
10.4(6)	Amendment to Lease agreement between Strategic Performance Fund-II, Inc. and Qualstar Corporation, dated June 30, 2009.
10.5(5)*	2008 Stock Incentive Plan
14.1(3)	Code of Business Conduct and Ethics
23.1	Consent of Independent Registered Public Accounting Firm (SingerLewak LLP).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________

(1)	Incorporated by reference to the designated exhibits to Qualstar’s registration statement on Form S-1 (Commission File No. 333-96009), declared effective by the Commission on June 22, 2000.
(2)	Incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
(3)	Incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-K for the fiscal year ended June 30, 2004.
(4)	Incorporated by reference to Exhibit 3.1 to Qualstar’s Report on Form 8-K dated March 24, 2011.
(5)	Incorporated by reference to Exhibit 10.1 to Qualstar’s Report on Form 10-Q/A for the fiscal quarter ended March 31, 2009.
(6)	Incorporated by reference to Exhibit 10.4 to Qualstar’s report on Form 10-K for the fiscal year ended June 30, 2009.
*	Each of these exhibits constitutes a management contract, compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of this report.