Form 10-Q
period 2011-09-30
QUALSTAR CORP
filed 2011-11-10
CIK 758938

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

Total shares of common stock without par value outstanding at September 30, 2011 is 12,253,117.

QUALSTAR CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011
INDEX

	PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	•Condensed Balance Sheets — September 30, 2011 and June 30, 2011	1

	•Condensed Statements of Operations — Three months ended September 30, 2011 and 2010	2

	•Condensed Statements of Cash Flows — Three months ended September 30, 2011 and 2010	3

	•Condensed Statement of Changes in Shareholders’ Equity — Three months ended September 30, 2011	4

	•Notes to Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	18

Item 4T.	Controls and Procedures	18

	PART II — OTHER INFORMATION

Item 1A.	Risk Factors	19
Item 6.	Exhibits	19
	Signatures	20

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUALSTAR CORPORATION
CONDENSED BALANCE SHEETS
 (In thousands)

	September 30, 2011	June 30, 2011
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,731	$4,970
Marketable securities, short-term	9,192	10,713
Receivables, net of allowances of $43 at September 30, 2011, and $180 at June 30, 2011	4,021	3,005
Inventories, net	6,167	5,673
Prepaid expenses and other current assets	399	312
Total current assets	23,510	24,673
Property and equipment, net	205	232
Marketable securities, long-term	8,802	6,981
Other assets	51	49
Total assets	$32,568	$31,935

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,744	$1,293
Accrued payroll and related liabilities	391	495
Other accrued liabilities	1,194	945
Total current liabilities	3,329	2,733

Other long term liabilities	22	22

Commitments and contingencies:

Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized, 12,253 shares issued and outstanding as of September 30, 2011 and June 30, 2011	18,870	18,869
Accumulated other comprehensive income	17	38
Retained earnings	10,330	10,273
Total shareholders’ equity	29,217	29,180
Total liabilities and shareholders’ equity	$32,568	$31,935

See notes to condensed financial statements.

QUALSTAR CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
 (Unaudited) (In thousands, except per share data)

	Three Months Ended September 30,
	2011	2010
Net revenues	$4,624	$5,241
Cost of goods sold	2,910	3,129
Gross profit	1,714	2,112
Operating expenses:
Research and development	648	707
Sales and marketing	461	636
General and administrative	592	649
Total operating expenses	1,701	1,992
Income from operations	13	120
Investment income	44	47
Income before income taxes	57	167
Provision for income taxes	-	-
Net income	$57	$167
Earnings per common share:
Basic and Diluted	$0.00	$0.01
Weighted average common shares outstanding:
Basic and Diluted	12,253	12,253

See notes to condensed financial statements.

QUALSTAR CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Three Months Ended September 30,
	2011	2010
OPERATING ACTIVITIES:
Net income	$57	$167

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	27	42
Provision for bad debts and returns, net	10	32
Provision for (recovery of) inventory reserve and adjustments	22	(3)
Stock based compensation	1	7
Loss on sale of marketable securities	17	2
Changes in operating assets and liabilities:
Accounts receivable	(1,026)	228
Inventories	(516)	(645)
Prepaid expenses and other assets	(88)	(49)
Accounts payable	451	327
Accrued payroll and related liabilities	(104)	(126)
Other accrued liabilities	248	26
Net cash (used in) provided by operating activities	(901)	8

INVESTING ACTIVITIES:
Purchases of equipment	-	(30)
Purchases of marketable securities	(4,042)	(3,621)
Proceeds from the sale of marketable securities	3,704	3,358
Net cash used in investing activities	(338)	(293)

FINANCING ACTIVITIES:
Cash dividends on common shares	-	-
Net cash used in financing activities	-	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,239)	(285)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,970	2,234

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,731	$1,949

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$4	$4

See notes to condensed financial statements.

QUALSTAR CORPORATION
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2011
(Unaudited) (In thousands)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Income (Loss)	Earnings	Total
Balance at June 30, 2011	12,253	$18,869	$38	$10,273	$29,180
Share-based compensation	—	1	—	—	1
Comprehensive income:
Change in unrealized gains on investments			(21)		(21)
Net income	—	—	—	57	57
Comprehensive income	—	—	—	—	36
Balance at September 30, 2011	12,253	$18,870	$17	$10,330	$29,217

See notes to condensed financial statements

QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

 (Unaudited)

Note 1 – Summary of Significant Accounting Policies

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

Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in the Qualstar Corporation Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed with the Securities and Exchange Commission (“SEC”) on August 31, 2011.

Risks and Uncertainties

    We are subject to a number of risks and uncertainties that may significantly impact our future operating results.  These risks and uncertainties are discussed under Part II, Item 1A, “Risk Factors” included in this Form 10-Q.  As our interim description of risks and uncertainties only includes any material changes to our annual description, we refer you to our risk factors previously disclosed in Item 1A of our annual report on Form 10-K for the fiscal year ended June 30, 2011, as filed with the U.S. Securities and Exchange Commission (“SEC”).

Revenue Recognition

We recognize revenue when there is persuasive evidence that an arrangement exists, title and risk of loss have passed, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured.  Title and risk of loss generally pass to our customers upon shipment.  In limited circumstances where either title or risk of loss pass upon destination or acceptance or when collection is not reasonably assured, we defer revenue recognition until such events occur.

Revenue for established products that have previously satisfied a customer’s acceptance requirements and provide for full payment tied to shipment is generally recognized upon shipment and passage of title.  In limited cases where a prior history of customer acceptance cannot be demonstrated or sales where customer payment dates are not determinable or when collection is not reasonably assured, revenue is deferred until customer acceptance occurs or payment has been received.  On the limited shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped.  At September 30, 2011 we had deferred revenue of approximately $183,000 and deferred profit of approximately $66,000.  At June 30, 2011 we had deferred revenue of approximately $65,000 and no deferred profit.

QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS- (Continued)

Note 2 – Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

On July 1, 2011, we adopted guidance issued by the Financial Accounting Standards Board (“FASB”) on disclosure requirements related to fair value measurements. The guidance requires the disclosure of roll-forward activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). Adoption of this new guidance did not have a material impact on our financial statements.

Recent Accounting Pronouncements Not Yet Adopted

 In September 2011, the FASB issued ASU 2011-8, guidance on testing goodwill for impairment. The new guidance permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The new guidance will be effective for us beginning July 1, 2012.

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

Our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Sales outside of North America represented approximately 39.6% of net revenues in the three months ended September 30, 2011, and 32.9% of net revenues in the three months ended September 31, 2010.

One customer accounted for 10.8% of the Company’s revenue for the three-month period ended September 30, 2011.  The customer’s accounts receivable balance, net of specific allowances, totaled approximately 9.5% of net accounts receivable as of September 30, 2011.  Two customers accounted for 19.0% and 13.0%, respectively, of the Company’s revenue for the three-month period ended September 30, 2010. The customers’ accounts receivable balances, net of specific allowances, totaled approximately 5.7% and 12.1%, respectively, of net accounts receivable as of September 30, 2010.

Note 4 – Earnings Per Share

Basic earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding.  Diluted earnings per share has been computed by dividing net income by the weighted average common shares outstanding plus dilutive securities or other contracts to issue common stock as if these securities were exercised or converted to common stock.

The following table sets forth the computation of basic and diluted net earnings per share for the periods indicated:

	Three Months Ended September 30,
In thousands (except per share amounts):	2011	2010
Net income (a)	$57	$167
Weighted average outstanding shares of common stock (b)	12,253	12,253
Dilutive potential common shares from employee stock options	—	—
Common stock and common stock equivalents (c)	12,253	12,253
Earnings per share:
Basic net earnings per share (a)/(b)	$0.00	$0.01
Diluted net earnings per share (a)/(c)	$0.00	$0.01

QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS- (Continued)

Note 5 – Fair Value Measurements

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

Note 6 – Cash, Cash Equivalents and Marketable Securities

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. The Company’s marketable debt securities have been classified and accounted for as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the available-for-sale designations as of each balance sheet date. The Company classifies its marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable debt securities with maturities of 12 months or less are classified as short-term and marketable debt securities with maturities greater than 12 months are classified as long-term.

The following tables summarize the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short-term or long-term marketable securities as of September 30, 2011 and June 30, 2011 (in thousands):

QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS- (Continued)

	September 30, 2011
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term Marketable Securities	Long-term Marketable Securities

Cash	540			540	540
Level 1:
Money Market Funds	1,578			1,578	1,578
U.S. Treasury Securities	1,432	5	-	1,437		1,115	322
Subtotal	$3,010	$5	$-	$3,015	$2,118	$1,115	$322
Level 2:
U.S. Agency Securities	5,508	9	-	5,517		4,756	761
Corporate securities	4,231	3	(8)	4,226	1,182	2,295	749
Municipal securities	1,592	3	-	1,595	431	317	847
Asset backed securities	2,930	-	-	2,930		623	2,307
Mortgage backed securities	3,897	5	-	3,902		86	3,816
Subtotal	$18,158	$20	$(8)	$18,170	$1,613	$8,077	$8,480
Total	$21,708	$25	$(8)	$21,725	$3,731	$9,192	$8,802

	June 30, 2011
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term Marketable Securities	Long-term Marketable Securities

Cash	865			865	865
Level 1:
Money Market Funds	4,105			4,105	4,105
U.S. Treasury Securities	2,541	8	-	2,549		2,409	140
Subtotal	$6,646	$8	-	$6,654	$4,105	$2,409	140
Level 2:			-
U.S. Agency Securities	6,143	13	-	6,156		5,394	762
Corporate securities	3,181	5	-	3,186		2,256	930
Asset backed securities	2,964	6	-	2,970		467	2,503
Mortgage backed securities	2,826	8	(1)	2,833		187	2,646
Subtotal	$15,114	$32	$(1)	$15,145	$-	$8,304	$6,841
Total	$22,625	$40	$(1)	$22,664	$4,970	$10,713	$6,981

QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS- (Continued)

There were unrealized loss positions as of September 30, 2011. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2011 and at June 30, 2011 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
September 30, 2011	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Corporate securities	3,477	(7)	749	(1)	4,226	(8)
Total	$3,477	$(7)	$749	$(1)	$4,226	$(8)

	Less Than 12 Months		12 Months or Greater		Total
June 30, 2011	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Government Sponsored Enterprise collateralized mortgage obligations	187	(1)	2,646	—	2,833	(1)
Total	$187	$(1)	$2,646	$—	$2,833	$(1)

Available-for-sale securities are recorded at market value. Unrealized holding gains and losses, net of the related income tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of shareholders’ equity until realized. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale are included in earnings when the underlying securities are sold and are derived using the specific identification method for determining the cost of securities sold. Loss on the sale of marketable securities for the three months ended September 30, 2011 and 2010 was $17,000 and $3,000, respectively.  The change in net unrealized gain on available-for-sale securities that has been included in the other comprehensive income of shareholder’s equity during the three months ended September 30, 2011 was $(21,000). The change in net unrealized gain on available-for-sale securities that has been included in the other comprehensive income of shareholder’s equity during the three months ended September 30, 2010 was $14,000.

Note 7 - Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventories are comprised as follows (in thousands):

	September 30, 2011	June 30, 2011
Raw materials	$4,296	$4,312
Finished goods	2,321	1,804
Subtotal	6,617	6,116
Less: Inventory reserve	(450)	(443)
Net inventory balance	$6,167	$5,673

QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS- (Continued)

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

Activity in the liability for product warranty for the periods presented is as follows (in thousands):

	Three Months Ended September 30,
	2011	2010
Beginning balance	$198	$156
Cost of warranty claims	(20)	(16)
Accruals for product warranties	20	36
Ending balance	$198	$176

Note 9 – Comprehensive Income

For the three months ended September 30, 2011 and 2010, comprehensive income amounted to approximately $36,000 and $181,000, respectively. The difference between net income and comprehensive income relates to the changes in the unrealized losses or gains the Company recorded for its available-for-sale marketable securities.

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

Note 11 – Income Taxes

We did not record a provision or benefit for income taxes for the three months ended September 30, 2011 and 2010.   The Company has recorded a full valuation allowance against its net deferred tax assets based on the Company’s assessment regarding the realizability of these net deferred tax assets in future periods.

QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS- (Continued)

Note 12 – Segment Information

In its operation of the business, management reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with U.S. GAAP. Our two segments are Tape Libraries and Power Supplies. The two segments discussed in this analysis are presented in the way we internally managed and monitored performance for the three months ended September 30, 2011 and 2010. Allocations for internal resources were made for the three months ended September 30, 2011 and 2010. The power supplies segment tracks certain assets separately, and all others are recorded in the tape library segment for internal reporting presentations.

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

Segment revenue, loss before taxes and total assets were as follows (in thousands):

	Three Months Ended September 30,
	2011	2010
Revenue
Tape Libraries:
Product	$1,709	$2,446
Service	712	779
Total Tape Libraries	2,421	3,225
Power Supplies	2,203	2,016
Total Revenue	$4,624	$5,241

	Three Months Ended September 30,
	2011	2010
Income before Taxes
Tape Libraries	$(136)	$(73)
Power Supplies	193	240
Total Income before Taxes	$57	$167

QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS- (Continued)

	September 30, 2011	June 30, 2011
Total Assets
Tape Libraries	$30,953	$30,599
Power Supplies	1,615	1,336
Total Assets	$32,568	$31,935

Note 13 – Subsequent Event

     The Company has performed an evaluation of subsequent events through the date of filing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Quarterly Report on Form 10-Q concerning the future business, operating results and financial condition of Qualstar including estimates, projections, statements relating to our business plans, objectives and operating results, and the assumptions upon which those statements are based, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements inherently are subject to risks and uncertainties, some of which we cannot predict or quantify. Our actual results may differ materially from the results projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 in “ITEM 1 Business,” “Item 1A Risk Factors,” and in “ITEM 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof or variations thereon or similar terminology. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect the occurrence of events or circumstances in the future.

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

We also design, develop and sell high-efficiency open-frame switching power supplies used in telecommunications equipment, servers, routers, switches, RAIDs, high-efficiency lighting and similar applications. Our power supplies are sold under the N2Power brand name through independent sales representatives and distributors. The primary customers are original equipment manufacturers, contract manufacturers and distributors. We also utilize these power supplies in many of our tape libraries.

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

Revenue Recognition

Revenue is recognized in accordance with Accounting Standards Codification (“ASC”) 605, “Revenue Recognition,” when persuasive evidence of an arrangement exists, transfer of title has occurred, the price is fixed or readily determinable, and collectability is reasonably assured.  Title and risk of loss transfer to the customer when the product leaves our dock in Simi Valley, California, or another shipping location designated by us.  Revenue for products that have not previously satisfied customer acceptance requirements or sales where customer payment dates are not determinable or collection is not reasonably assured is recognized upon customer acceptance or when payment has been received.

We record an allowance for estimated sales returns based on past experience and current knowledge of our customer base. Our experience has been such that only a very small percentage of products are returned. Should our experience change however, we may require additional allowances for sales returns.

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

Share-Based Compensation

Share-based compensation is accounted for in accordance with ASC 718, “Compensation – Stock Compensation”. We use the Black-Scholes option-pricing model to determine fair value of the award at the date of grant and recognize compensation expense over the vesting period. The inputs we use for the model require the use of judgment, estimates and assumptions regarding the expected volatility of the stock, the expected term the average employee will hold the option prior to the date of exercise, expected future dividends, and the amount of share-based awards that are expected to be forfeited. Changes in these inputs and assumptions could occur and actual results could differ from these estimates, and our results of operations could be impacted.

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

RESULTS OF OPERATIONS

The following table reflects, as a percentage of net revenues, statements of operations data for the periods indicated:

	Three Months Ended September 30,
	2011	2010
Net revenues	100.0%	100.0%
Cost of goods sold	62.9	59.7
Gross profit	37.1	40.3
Operating expenses:
Research and development	14.0	13.5
Sales and marketing	10.0	12.1
General and administrative	12.8	12.4
Total operating expenses	36.8	38.0
Income from operations	0.3	2.3
Investment income	1.0	0.9
Income before income taxes	1.3	3.2
Provision for income taxes	0.0	0.0
Net income	1.3%	3.2%

We have two operating segments for financial reporting purposes: tape libraries and power supplies, as discussed in Note 12 of the Notes to Financial Statements in Item 1 of this report. The following table summarizes our revenue by major product line and by operating segment:

	Three Months Ended September 30,
	2011	2010
Tape Library revenues:
TLS	4.7%	8.6%
RLS	8.1	5.0
XLS	21.8	26.7
	34.6	40.3
Other library revenues:
Service	15.4	14.8
Media	1.9	2.8
Upgrades, spares	0.5	3.6
	17.8	21.2

Total Library revenues	52.4	61.5

Power Supply revenues	47.6	38.5

	100.0%	100.0%

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

   Net Revenue.  Net revenues decreased to $4.6 million for the three months ended September 30, 2011 from $5.2 million for the three months ended September 30, 2010, a decrease of $0.6 million, or 11.8%. One customer accounted for 10.8% of the Company’s revenue for the three-month period ended September 30, 2011.  The customer’s accounts receivable balance, net of specific allowances, totaled approximately 9.5% of net accounts receivable as of September 30, 2011. Two customers accounted for 19.0% and 13.0%, respectively, of the Company’s revenue for the three-month period ended September 30, 2010. The customers’ accounts receivable balances, net of specific allowances, totaled approximately 5.7% and 12.1% of net accounts receivable as of September 30, 2010.

Segment Revenue

   Tape Libraries – Net tape library revenues decreased to $2.4 million for the three months ended September 30, 2011 from $3.2 million for the three months ended September 30, 2010, a decrease of $0.8 million, or 24.9%.  This decrease in revenues was due to lower sales of TLS and XLS tape libraries, upgrades and spares, partially offset by increased sales of RLS tape libraries.

   Power Supplies – Net revenues from power supplies increased to $2.2 million for the three months ended September 30, 2011 from $2.0 million for the three months ended September 30, 2010, an increase of $0.2 million, or 9.3%. The increase in revenues is attributed to increased demand by contract manufacturers, original equipment manufacturers and distributors.

        Gross Profit.  Gross profit represents the difference between our net revenues and cost of goods sold. Cost of goods sold consists primarily of purchased parts, direct and indirect labor costs, rent, technical support costs, depreciation, utilities, and packaging costs. Gross profit decreased to $1.7 million, or 37.1% of net revenues, for the three months ended September 30, 2011 from $2.1 million, or 40.3% of net revenues, for the three months ended September 30, 2010.  The decrease in gross profit percentage is attributed to a change in product mix.

Research and Development.  Research and development expenses consist of engineering salaries, benefits, outside consultant fees, and purchased parts and supplies used in development activities. Research and development decreased to $0.6 million for the three months ended September 30, 2011 from $0.7 million for the three months ended September 30, 2010. The decrease of $0.1 million, or 8.3%, is primarily attributed to lower compensation expenses related to reductions in personnel.

Sales and Marketing.  Sales and marketing expenses consist primarily of employee salaries and benefits, sales commissions, trade show costs, advertising and travel related expenses. Sales and marketing expenses decreased to $0.5 million for the three months ended September 30, 2011 from $0.6 million for the three months ended September 30, 2010. The decrease of $0.1 million, or 27.5%, is primarily attributed to lower compensation expenses related to reductions in personnel and lower advertising and promotion expenses.

General and Administrative.  General and administrative expenses include employee salaries and benefits and professional service fees. General and administrative expenses decreased to  $0.6 million for the three months ended September 30, 2011 from $0.7 million for the three months ended September 30, 2010.  The decrease of $0.1 million, or 8.8%, is primarily attributed to lower bad debt expenses.

Investment Income.  Investment income remained comparable at $44,000 for the three months ended September 30, 2011 and $47,000 for the three months ended September 30, 2010.

Provision for Income Taxes.  We did not record a provision or benefit for income taxes for the three months ended September 30, 2011 and 2010.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $0.9 million in the three months ended September 30, 2011, primarily attributed to an increase in inventories and accounts receivable, partially offset by an increase in accounts payable and other accrued liabilities. Net cash provided by operating activities was $0.01 million in the three months ended September 30, 2010, primarily attributed to the net income for the period, an increase in accounts payable, and a decrease in accounts receivable, partially offset by an increase in inventories and a decrease in accrued payroll and related liabilities.

Cash used in investing activities was $0.3 million in the three months ended September 30, 2011, attributed to net purchases of marketable securities of $0.3 million.  Cash used in investing activities was $0.3 million in the three months ended September 30, 2010, primarily attributed to net purchases of marketable securities of $3.0 million.

Cash was not used in financing activities during the three months ended September 30, 2011 or 2010.

As of September 30, 2011, we had $3.7 million in cash and cash equivalents and $18.0 million in marketable securities.  We believe that our existing cash and cash equivalents and cash flows from our operating activities, plus funds available from the sale of our marketable securities, will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. We may utilize cash to invest in businesses, products or technologies that we believe are strategic. We periodically evaluate other companies and technologies for possible investment by us. In addition, we have made and may in the future make investments in companies with whom we have identified potential synergies. However, we have no present commitments or agreements with respect to any material acquisition of other businesses or technologies.

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

ITEM 4T. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Qualstar’s disclosure controls and procedures as of September 30, 2011, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We did not make any changes in our internal control over financial reporting during the quarter ended September 30, 2011 of Qualstar’s fiscal year ending June 30, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.   Risk Factors

          There have been no significant changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

ITEM 6.   EXHIBITS

Exhibit No.	Exhibit Index
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALSTAR CORPORATION

Dated: November 10, 2011	By: /s/ WILLIAM J. GERVAIS
William J. Gervais
Chief Executive Officer and President
(Principal Executive Officer)