Form 10-Q
period 2011-12-31
QUALSTAR CORP
filed 2012-01-31
CIK 758938

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

Form 10-Q
________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2011

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

Total shares of common stock without par value outstanding at December 31, 2011 is 12,253,117.

QUALSTAR CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	● Condensed Balance Sheets — December 31, 2011 and June 30, 2011	1

	● Condensed Statements of Operations — Three and six months ended December 31, 2011 and 2010	2

	● Condensed Statements of Cash Flows — Six months ended December 31, 2011 and 2010	3

	● Condensed Statement of Changes in Shareholders’ Equity — Six months ended December 31, 2011	4

	● Notes to Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	19

Item 4T.	Controls and Procedures	19

PART II — OTHER INFORMATION

Item 1A.	Risk Factors	20
Item 6.	Exhibits	20
	Signatures	21

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUALSTAR CORPORATION
CONDENSED BALANCE SHEETS
 (In thousands)

	December 31, 2011	June 30, 2011
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$4,786	$4,970
Marketable securities, short-term	7,631	10,713
Receivables, net of allowances of $154 at December 31, 2011, and $180 at June 30, 2011	2,834	3,005
Inventories, net	6,256	5,673
Prepaid expenses and other current assets	212	312
Total current assets	21,719	24,673
Property and equipment, net	181	232
Marketable securities, long-term	8,947	6,981
Other assets	51	49
Total assets	$30,898	$31,935

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,241	$1,293
Accrued payroll and related liabilities	313	495
Other accrued liabilities	1,099	945
Total current liabilities	2,653	2,733

Other long term liabilities	22	22

Commitments and contingencies:

Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized, 12,253 shares issued and outstanding as of December 31, 2011 and June 30, 2011	18,873	18,869
Accumulated other comprehensive income	(9)	38
Retained earnings	9,359	10,273
Total shareholders’ equity	28,223	29,180
Total liabilities and shareholders’ equity	$30,898	$31,935

See notes to condensed financial statements.

QUALSTAR CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
 (Unaudited) (In thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Net revenues	$3,555	$4,107	$8,179	$9,348
Cost of goods sold	2,728	2,490	5,638	5,619
Gross profit	827	1,617	2,541	3,729
Operating expenses:
Research and development	650	725	1,298	1,432
Sales and marketing	448	581	909	1,217
General and administrative	741	650	1,333	1,299
Total operating expenses	1,839	1,956	3,540	3,948
Loss from operations	(1,012)	(339)	(999)	(219)
Investment income	41	43	85	90
Loss before income taxes	(971)	(296)	(914)	(129)
Provision for income taxes	-	-	-	-
Net loss	$(971)	$(296)	$(914)	$(129)
Loss per common share: Basic and Diluted	$(0.08)	$(0.02)	$(0.07)	$(0.01)
Weighted average common shares outstanding: Basic and Diluted	12,253	12,253	12,253	12,253

See notes to condensed financial statements.

QUALSTAR CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Six Months Ended December 31,
	2011	2010
OPERATING ACTIVITIES:
Net loss	$(914)	$(129)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	51	81
Provision for bad debts and returns, net	121	83
Provision for (recovery of) inventory reserve and adjustments	82	(11)
Stock based compensation	4	12
Loss on sale of marketable securities	38	5
Changes in operating assets and liabilities:
Accounts receivable	50	(70)
Inventories	(665)	(1,025)
Prepaid expenses and other assets	99	(24)
Accounts payable	(52)	(105)
Accrued payroll and related liabilities	(182)	(224)
Other accrued liabilities	153	(11)
Net cash used in operating activities	(1,215)	(1,418)

INVESTING ACTIVITIES:
Purchases of equipment	-	(38)
Purchases of marketable securities	(9,656)	(6,536)
Proceeds from the sale of marketable securities	10,687	7,130
Net cash provided by investing activities	1,031	556

FINANCING ACTIVITIES:
Net cash used in financing activities	-	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(184)	(862)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,970	2,234

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,786	$1,372

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$4	$9

See notes to condensed financial statements.

QUALSTAR CORPORATION
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED DECEMBER 31, 2011
(Unaudited) (In thousands)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Income (Loss)	Earnings	Total
Balance at June 30, 2011	12,253	$18,869	$38	$10,273	$29,180
Share-based compensation	—	4	—	—	4
Comprehensive loss:
Change in unrealized gains on investments			(47)		(47)
Net loss	—	—	—	(914)	(914)
Comprehensive loss	—	—	—	—	(961)
Balance at December 31, 2011	12,253	$18,873	$(9)	$9,359	$28,223

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

Revenue for established products that have previously satisfied a customer’s acceptance requirements and provide for full payment tied to shipment is generally recognized upon shipment and passage of title.  In limited cases where a prior history of customer acceptance cannot be demonstrated or sales where customer payment dates are not determinable or when collection is not reasonably assured, revenue is deferred until customer acceptance occurs or payment has been received.  On the limited shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped.  At December 31, 2011 we had deferred revenue of approximately $164,000 and deferred profit of approximately $61,000.  At June 30, 2011 we had deferred revenue of approximately $65,000 and no deferred profit.

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

Recent Accounting Pronouncements Not Yet Adopted

In September 2011, the FASB issued ASU 2011-08, guidance on testing goodwill for impairment. The new guidance permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The new guidance will be effective for us beginning July 1, 2012, and will not impact our financial statements.

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

Our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Sales outside of North America represented approximately 40.9% of net revenues in the three months ended December 31, 2011, and 32.2% of net revenues in the three months ended December 31, 2010. Sales outside of North America represented approximately 43.4% of net revenues in the six months ended December 31, 2011, and 32.6% of net revenues in the three months ended December 31, 2010.

One customer accounted for 11.6% of the Company’s revenue for the three-month period ended December 31, 2011.  The customer’s accounts receivable balance, net of specific allowances, totaled approximately 10.1% of net accounts receivable as of December 31, 2011.  One customer accounted for 21.5% of the Company’s revenue for the three-month period ended December 31, 2010. The customer’s accounts receivable balance, net of specific allowances, totaled approximately 28.5% of net accounts receivable as of December 31, 2010.

QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS- (Continued)

One customer accounted for 11.1% of the Company’s revenue for the six-month period ended December 31, 2011.  The customer’s accounts receivable balance, net of specific allowances, totaled approximately 10.1% of net accounts receivable as of December 31, 2011.  Two customers accounted for 20.0% and 10.4%, respectively, of the Company’s revenue for the six-month period ended December 31, 2010. The customers’ accounts receivable balances, net of specific allowances, totaled approximately 28.5% and 4.1%, respectively,  of net accounts receivable as of December 31, 2010.

Note 4 – Loss Per Share

Basic loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding.  Diluted loss per share has been computed by dividing net loss by the weighted average common shares outstanding plus dilutive securities or other contracts to issue common stock as if these securities were exercised or converted to common stock.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
In thousands (except per share amounts):	2011	2010	2011	2010
Net loss (a)	$(971)	$(296)	$(914)	$(129)
Weighted average outstanding shares of common stock (b)	12,253	12,253	12,253	12,253
Dilutive potential common shares from employee stock options	—	—	—	—
Common stock and common stock equivalents (c)	12,253	12,253	12,253	12,253
Loss per share:
Basic net loss per share (a)/(b)	$(0.08)	$(0.02)	$(0.07)	$(0.01)
Diluted net loss per share (a)/(c)	$(0.08)	$(0.02)	$(0.07)	$(0.01)

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

QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS- (Continued)

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

The following tables summarize the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short-term or long-term marketable securities as of December 31, 2011 and June 30, 2011 (in thousands):

	December 31, 2011
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term Marketable Securities	Long-term Marketable Securities
Level 1:
Cash	1,379	-	-	1,379	1,379	-	-
Money Market Funds	3,407	-	-	3,407	3,407	-	-
U.S. Treasury Securities	1,321	3	-	1,324	-	1,002	322
Subtotal	$6,107	$3	$-	$6,110	$4,786	$1,002	$322
Level 2:
U.S. Agency Securities	3,543	6	-	3,549	-	3,549	-
Corporate securities	2,757	2	(3)	2,756	-	975	-
Municipal securities	2,990	3	(2)	2,991	-	923	-
Asset backed securities	2,477	-	(1)	2,476	-	944	1,532
Mortgage backed securities	3,499	-	(17)	3,482	-	238	3,244
Subtotal	$15,266	$11	$(23)	$15,254	$-	$6,629	$8,625
Total	$21,373	$14	$(23)	$21,364	$4,786	$7,631	$8,947

QUALSTAR CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS- (Continued)

	June 30, 2011
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term Marketable Securities	Long-term Marketable Securities
Level 1:
Cash	865	-	-	865	865	-	-
Money Market Funds	4,105	-	-	4,105	4,105	-	-
U.S. Treasury Securities	2,541	8	-	2,549	-	2,409	140
Subtotal	$7,511	$8	-	$7,519	$4,970	$2,409	140
Level 2:					-
U.S. Agency Securities	6,143	13	-	6,156	-	5,394	762
Corporate securities	3,181	5	-	3,186	-	2,256	930
Asset backed securities	2,964	6	-	2,970	-	467	2,503
Mortgage backed securities	2,826	8	(1)	2,833	-	187	2,646
Subtotal	$15,114	$32	$(1)	$15,145	-	$8,304	$6,841
Total	$22,625	$40	$(1)	$22,664	$4,970	$10,713	$6,981

There were unrealized loss positions as of December 31, 2011. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2011 and at June 30, 2011 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2011	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Corporate securities	975	(3)	1,781	—	2,756	(3)
Municipal securities	922	—	2,069	(2)	2,991	(2)
Asset backed securities	943	—	1,533	(1)	2,476	(1)
Mortgage backed securities	238	—	3,244	(17)	3,482	(17)
Total	$3,078	$(3)	$8,627	$(20)	$11,705	$(23)

	Less Than 12 Months		12 Months or Greater		Total
June 30, 2011	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Mortgage backed securities	187	(1)	2,646	—	2,833	(1)
Total	$187	$(1)	$2,646	$—	$2,833	$(1)

  QUALSTAR CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS- (Continued)

Available-for-sale securities are recorded at market value. Unrealized holding gains and losses, net of the related income tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of shareholders’ equity until realized. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale are included in earnings when the underlying securities are sold and are derived using the specific identification method for determining the cost of securities sold. Loss on the sale of marketable securities for the three months ended December 31, 2011 and 2010 was $21,000 and $3,000, respectively.  Loss on the sale of marketable securities for the six months ended December 31, 2011 and 2010 was $38,000 and $5,000, respectively.  The change in net unrealized gain on available-for-sale securities that has been included in the other comprehensive income of shareholder’s equity during the six months ended December 31, 2011 was $(47,000). There was no change in net unrealized gain on available-for-sale securities that has been included in the other comprehensive income of shareholder’s equity during the six months ended December 31, 2010.

Note 7 - Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventories are comprised as follows (in thousands):

	December 31, 2011	June 30, 2011
Raw materials	$4,397	$4,312
Finished goods	2,322	1,804
Subtotal	6,719	6,116
Less: Inventory reserve	(464)	(443)
Net inventory balance	$6,255	$5,673

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

Activity in the liability for product warranty for the periods presented is as follows (in thousands):

	Six Months Ended December 31,
	2011	2010
Beginning balance	$198	$156
Cost of warranty claims	(39)	(31)
Accruals for product warranties	39	35
Ending balance	$198	$160

QUALSTAR CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS- (Continued)

Note 9 – Comprehensive Loss

For the six months ended December 31, 2011 and 2010, comprehensive loss amounted to approximately $961,000 and $129,000, respectively. The difference between net loss and comprehensive loss relates to the changes in the unrealized losses or gains the Company recorded for its available-for-sale marketable securities.

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

Note 11 – Income Taxes

We did not record a provision or benefit for income taxes for the six months ended December 31, 2011 and 2010.   The Company has recorded a full valuation allowance against its net deferred tax assets based on the Company’s assessment regarding the realizability of these net deferred tax assets in future periods.

Note 12 – Segment Information

In its operation of the business, management reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with U.S. GAAP. Our two segments are Tape Libraries and Power Supplies. The two segments discussed in this analysis are presented in the way we internally managed and monitored performance for the six months ended December 31, 2011 and 2010. Allocations for internal resources were made for the six months ended December 30, 2011 and 2010. The power supplies segment tracks certain assets separately, and all others are recorded in the tape library segment for internal reporting presentations.

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

QUALSTAR CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS- (Continued)

Segment revenue, loss before taxes and total assets were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Revenue
Tape Libraries:
Product	$1,098	$2,018	$2,807	$4,464
Service	473	556	1,185	1,335
Total Tape Libraries	1,571	2,574	3,992	5,799
Power Supplies	1,984	1,533	4,187	3,549
Total Revenue	$3,555	$4,107	$8,179	$9,348

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
(Loss) Income before Taxes
Tape Libraries	$(970)	$(399)	$(1,106)	$(472)
Power Supplies	(1)	103	192	343
Total Loss before Taxes	$(971)	$(296)	$(914)	$(129)

	December 31, 2011	June 30, 2011
Total Assets
Tape Libraries	$29,586	$30,599
Power Supplies	1,312	1,336
Total Assets	$30,898	$31,935

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

RESULTS OF OPERATIONS

The following table reflects, as a percentage of net revenues, statements of operations data for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	76.7	60.6	68.9	60.1
Gross profit	23.3	39.4	31.1	39.9
Operating expenses:
Research and development	18.3	17.7	15.9	15.3
Sales and marketing	12.6	14.1	11.1	13.0
General and administrative	20.8	15.8	16.3	13.9
Total operating expenses	51.7	47.6	43.3	42.2
Loss from operations	(28.4)	(8.2)	(12.2)	(2.3)
Investment income	1.2	1.0	1.0	1.0
Loss before income taxes	(27.2)	(7.2)	(11.2)	(1.3)
Provision for income taxes	0.0	0.0	0.0	0.0
Net loss	(27.2)%	(7.2)%	(11.2)%	(1.3)%

We have two operating segments for financial reporting purposes: tape libraries and power supplies, as discussed in Note 12 of the Notes to Financial Statements in Item 1 of this report. The following table summarizes our revenue by major product line and by operating segment:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Tape Library revenues:
TLS	3.4%	7.1%	4.1%	7.9%
RLS	14.8	5.9	11.0	5.4
XLS	8.0	31.1	15.8	28.6
	26.2	44.1	30.9	41.9
Other library revenues:
Service	13.3	13.5	14.5	14.3
Media	1.0	2.2	1.5	2.5
Upgrades, spares	3.7	2.9	1.9	3.3
	18.0	18.6	17.9	20.1

Total Library revenues	44.2	62.7	48.8	62.0

Power Supply revenues	55.8	37.3	51.2	38.0

	100.0%	100.0%	100.0%	100.0%

Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010

Net Revenue.  Net revenues decreased to $3.6 million for the three months ended December 31, 2011 from $4.1 million for the three months ended December 31, 2010, a decrease of $0.5 million, or 13.4%. One customer accounted for 11.6% of the Company’s revenue for the three-month period ended December 31, 2011.  The customer’s accounts receivable balance, net of specific allowances, totaled approximately 10.1% of net accounts receivable as of December 31, 2011. One customer accounted for 21.5% of the Company’s revenue for the three-month period ended December 31, 2010. The customer’s accounts receivable balance, net of specific allowances, totaled approximately 28.5% of net accounts receivable as of December 31, 2010.

Segment Revenue

Tape Libraries – Net tape library revenues decreased to $1.6 million for the three months ended December 31, 2011 from $2.6 million for the three months ended December 31, 2010, a decrease of $1.0 million, or 39.0%.  This decrease in revenues was due to lower sales of TLS and XLS tape libraries, service and media, partially offset by increased sales of RLS tape libraries.

Power Supplies – Net revenues from power supplies increased to $2.0 million for the three months ended December 31, 2011 from $1.5 million for the three months ended December 31, 2010, an increase of $0.5 million, or 29.5%. The increase in revenues is attributed to increased demand by contract manufacturers, original equipment manufacturers and distributors.

Gross Profit.  Gross profit represents the difference between our net revenues and cost of goods sold. Cost of goods sold consists primarily of purchased parts, direct and indirect labor costs, rent, technical support costs, depreciation, utilities, and packaging costs. Gross profit decreased to $0.8 million, or 23.3% of net revenues, for the three months ended December 31, 2011 from $1.6 million, or 39.4% of net revenues, for the three months ended December 31, 2010.  The decrease in gross profit percentage is attributed to a change in product mix, lower absorption of labor and overhead, and an increase in rework expenses and inventory reserves.

Research and Development.  Research and development expenses consist of engineering salaries, benefits, outside consultant fees, and purchased parts and supplies used in development activities. Research and development decreased to $0.6 million for the three months ended December 31, 2011 from $0.7 million for the three months ended December 31, 2010. The decrease of $0.1 million, or 10.3%, is primarily attributed to lower compensation expenses related to reductions in personnel.

Sales and Marketing.  Sales and marketing expenses consist primarily of employee salaries and benefits, sales commissions, trade show costs, advertising and travel related expenses. Sales and marketing expenses decreased to $0.5 million for the three months ended December 31, 2011 from $0.6 million for the three months ended December 31, 2010. The decrease of $0.1 million, or 22.9%, is primarily attributed to lower compensation expenses related to reductions in personnel.

General and Administrative.  General and administrative expenses include employee salaries and benefits and professional service fees. General and administrative expenses increased to  $0.7 million for the three months ended December 31, 2011 from $0.6 million for the three months ended December 31, 2010.  The increase of $0.1 million, or 14.0%, is primarily attributed to increased bad debt and legal expenses.

Investment Income.  Investment income remained comparable at $41,000 for the three months ended December 31, 2011 and $43,000 for the three months ended December 31, 2010.

Provision for Income Taxes.  We did not record a provision or benefit for income taxes for the three months ended December 31, 2011 and 2010.

Six Months Ended December 31, 2011 Compared to Six Months Ended December 31, 2010

Net Revenue.  Net revenues decreased to $8.2 million for the six months ended December 31, 2011 from $9.3 million for the six months ended December 31, 2010, a decrease of $1.1 million, or 12.5%. One customer accounted for 11.1% of the Company’s revenue for the six-month period ended December 31, 2011.  The customer’s accounts receivable balance, net of specific allowances, totaled approximately 10.1% of net accounts receivable as of December 31, 2011. Two customers accounted for 20.0% and 10.4%, respectively, of the Company’s revenue for the six-month period ended December 31, 2010. The customers’ accounts receivable balances, net of specific allowances, totaled approximately 28.5% and 4.1%, respectively of net accounts receivable as of December 31, 2010.

Segment Revenue

Tape Libraries – Net tape library revenues decreased to $4.0 million for the six months ended December 31, 2011 from $5.8 million for the six months ended December 31, 2010, a decrease of $1.8 million, or 31.2%.  This decrease in revenues was due to lower sales of TLS and XLS tape libraries, service, media and spare parts, partially offset by increased sales of RLS tape libraries.

Power Supplies – Net revenues from power supplies increased to $4.2 million for the six months ended December 31, 2011 from $3.5 million for the six months ended December 31, 2010, an increase of $0.7 million, or 18.0%. The increase in revenues is attributed to increased demand by contract manufacturers, original equipment manufacturers and distributors.

Gross Profit.  Gross profit represents the difference between our net revenues and cost of goods sold. Cost of goods sold consists primarily of purchased parts, direct and indirect labor costs, rent, technical support costs, depreciation, utilities, and packaging costs. Gross profit decreased to $2.5 million, or 31.1% of net revenues, for the six months ended December 31, 2011 from $3.7 million, or 39.9% of net revenues, for the six months ended December 31, 2010.  The decrease in gross profit percentage is attributed to a change in product mix, lower absorption of labor and overhead and an increase in rework expenses and inventory reserves.

Research and Development.  Research and development expenses consist of engineering salaries, benefits, outside consultant fees, and purchased parts and supplies used in development activities. Research and development decreased to $1.3 million for the six months ended December 31, 2011 from $1.4 million for the six months ended December 31, 2010. The decrease of $0.1 million, or 9.4%, is primarily attributed to lower compensation expenses related to reductions in personnel and lower consultant expenses.

Sales and Marketing.  Sales and marketing expenses consist primarily of employee salaries and benefits, sales commissions, trade show costs, advertising and travel related expenses. Sales and marketing expenses decreased to $0.9 million for the six months ended December 31, 2011 from $1.2 million for the six months ended December 31, 2010. The decrease of $0.3 million, or 25.3%, is primarily attributed to lower compensation expenses related to reductions in personnel, lower commissions expenses and lower advertising and promotion expenses.

General and Administrative.  General and administrative expenses include employee salaries and benefits and professional service fees. General and administrative expenses remained comparable at $1.3 million for the six months ended December 31, 2011 and 2010.

Investment Income.  Investment income remained comparable at $85,000 for the six months ended December 31, 2011 and $90,000 for the six months ended December 31, 2010.

Provision for Income Taxes.  We did not record a provision or benefit for income taxes for the six months ended December 31, 2011 and 2010.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $1.2 million in the six months ended December 31, 2011, primarily attributed to the net loss for the period, an increase in inventories and a decrease in accrued payroll and related liabilities, partially offset by an increase in other accrued liabilities and a decrease in prepaids and other assets. Net cash used in operating activities was $1.4 million in the six months ended December 31, 2010, primarily attributed to the net loss for the period, an increase in inventories, and a decrease in accounts payable and accrued payroll and related liabilities.

Cash provided by investing activities was $1.0 million in the six months ended December 31, 2011, attributed to proceeds from the sale of marketable securities partially offset by purchases of marketable securities.  Cash provided by investing activities was $0.5 million in the six months ended December 31, 2010, primarily attributed to proceeds from the sale of marketable securities, partially offset by purchases of marketable securities.

Cash was not used in financing activities during the six months ended December 31, 2011 or 2010.

As of December 31, 2011, we had $4.8 million in cash and cash equivalents and $16.6 million in marketable securities.  We believe that our existing cash and cash equivalents and cash flows from our operating activities, plus funds available from the sale of our marketable securities, will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. We may utilize cash to invest in businesses, products or technologies that we believe are strategic. We periodically evaluate other companies and technologies for possible investment by us. In addition, we have made and may in the future make investments in companies with whom we have identified potential synergies. However, we have no present commitments or agreements with respect to any material acquisition of other businesses or technologies.

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

ITEM 4T. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Qualstar’s disclosure controls and procedures as of December 31, 2011, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We did not make any changes in our internal control over financial reporting during the quarter ended December 31, 2011 of Qualstar’s fiscal year ending June 30, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

QUALSTAR CORPORATION

Dated: January 31, 2012	By:	/s/ WILLIAM J. GERVAIS
William J. Gervais Chief Executive Officer and President (Principal Executive Officer)