Form 10-Q
period 2012-03-31
QUALSTAR CORP
filed 2012-05-10
CIK 758938

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

Form 10-Q
________________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Total shares of common stock without par value outstanding at March 31, 2012 is 12,253,117.

QUALSTAR CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012
INDEX

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements
	• Condensed Balance Sheets — March 31, 2012 and June 30, 2011	1
	• Condensed Statements of Operations — Three and nine months ended March 31, 2012 and 2011	2
	• Condensed Statements of Cash Flows — Nine months ended March 31, 2012 and 2011	3
	• Condensed Statement of Changes in Shareholders’ Equity — Nine months ended March 31, 2012	4
	• Notes to Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Qualitative and Quantitative Disclosures About Market Risk	19
Item 4T.	Controls and Procedures	19
PART II — OTHER INFORMATION
Item 1A.	Risk Factors	20
Item 6.	Exhibits	20
	Signatures	21

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUALSTAR CORPORATION
CONDENSED BALANCE SHEETS
 (In thousands)

	March 31, 2012	June 30, 2011
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,777	$4,970
Marketable securities, short-term	7,999	10,713
Receivables, net of allowances of $154 at March 31, 2012, and $180 at June 30, 2011	2,695	3,005
Inventories, net	6,082	5,673
Prepaid expenses and other current assets	224	312
Total current assets	20,777	24,673
Property and equipment, net	176	232
Marketable securities, long-term	9,778	6,981
Other assets	51	49
Total assets	$30,782	$31,935

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,518	$1,293
Accrued payroll and related liabilities	419	495
Other accrued liabilities	1,123	945
Total current liabilities	3,060	2,733

Other long term liabilities	22	22
Commitments and contingencies:
Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized, 12,253 shares issued and outstanding as of March 31, 2012 and June 30, 2011	18,875	18,869
Accumulated other comprehensive income	19	38
Retained earnings	8,806	10,273
Total shareholders’ equity	27,700	29,180
Total liabilities and shareholders’ equity	$30,782	$31,935

See notes to condensed financial statements.

QUALSTAR CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
 (Unaudited) (In thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Net revenues	$4,608	$4,247	$12,787	$13,595
Cost of goods sold	3,418	2,876	9,056	8,495
Gross profit	1,190	1,371	3,731	5,100
Operating expenses:
Research and development	696	656	1,994	2,088
Sales and marketing	451	604	1,360	1,821
General and administrative	644	672	1,977	1,971
Total operating expenses	1,791	1,932	5,331	5,880
Loss from operations	(601)	(561)	(1,600)	(780)
Investment income	48	47	133	137
Loss before income taxes	(553)	(514)	(1,467)	(643)
Provision for income taxes	-	-	-	-
Net loss	$(553)	$(514)	$(1,467)	$(643)
Loss per common share:
Basic and Diluted	$(0.05)	$(0.04)	$(0.12)	$(0.05)
Weighted average common shares outstanding:
Basic and Diluted	12,253	12,253	12,253	12,253

See notes to condensed financial statements.

QUALSTAR CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Nine Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES:
Net loss	$(1,467)	$(643)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	74	105
Provision for bad debts and returns, net	121	103
Provision for inventory reserve and adjustments	230	12
Stock based compensation	6	15
Loss on sale of marketable securities	54	15
Changes in operating assets and liabilities:
Accounts receivable	189	503
Inventories	(639)	(676)
Prepaid expenses and other assets	87	(15)
Accounts payable	225	(240)
Accrued payroll and related liabilities	(76)	(141)
Other accrued liabilities	177	(23)
Net cash used in operating activities	(1,019)	(985)

INVESTING ACTIVITIES:
Purchases of equipment	(18)	(50)
Purchases of marketable securities	(13,137)	(8,884)
Proceeds from the sale of marketable securities	12,981	10,295
Net cash (used in) provided by investing activities	(174)	1,361

FINANCING ACTIVITIES:
Net cash used in financing activities	-	-

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,193)	376

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,970	2,234

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,777	$2,610

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$4	$12

See notes to condensed financial statements.

QUALSTAR CORPORATION
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
NINE MONTHS ENDED MARCH 31, 2012
(Unaudited) (In thousands)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Income (Loss)	Earnings	Total
Balance at June 30, 2011	12,253	$18,869	$38	$10,273	$29,180
Share-based compensation	—	6	—	—	6
Comprehensive loss:
Change in unrealized gains on investments			(19)		(19)
Net loss	—	—	—	(1,467)	(1,467)
Comprehensive loss	—	—	—	—	(1,486)
Balance at March 31, 2012	12,253	$18,875	$19	$8,806	$27,700

See notes to condensed financial statements.

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

     Revenue for established products that have previously satisfied a customer’s acceptance requirements and provide for full payment tied to shipment is generally recognized upon shipment and passage of title.  In limited cases where a prior history of customer acceptance cannot be demonstrated or sales where customer payment dates are not determinable or when collection is not reasonably assured, revenue is deferred until customer acceptance occurs or payment has been received.  On the limited shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped.  At March 31, 2012 we had deferred revenue of approximately $175,000 and no deferred profit. At June 30, 2011 we had deferred revenue of approximately $65,000 and no deferred profit.

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

Our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Sales outside of North America represented approximately 54.8% of net revenues in the three months ended March 31, 2012, and 38.6% of net revenues in the three months ended March 31, 2011. Sales outside of North America represented approximately 45.3% of net revenues in the nine months ended March 31, 2012, and 34.5% of net revenues in the nine months ended March 31, 2011.

One customer accounted for 11.1% of the Company’s revenue for the three-month period ended March 31, 2012.  The customer’s accounts receivable balance, net of specific allowances, totaled approximately 9.4% of net accounts receivable as of March 31, 2012.  Two customers accounted for 14.9% and 11.5%, respectively, of the Company’s revenue for the three-month period ended March 31, 2011. The customers’ accounts receivable balances, net of specific allowances, totaled approximately 11.7% and 21.2%, respectively, of net accounts receivable as of March 31, 2011.

QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS- (Continued)

One customer accounted for 11.1% of the Company’s revenue for the nine-month period ended March 31, 2012.  The customer’s accounts receivable balance, net of specific allowances, totaled approximately 9.4% of net accounts receivable as of March 31, 2012.  Two customers accounted for 16.2% and 11.8%, respectively, of the Company’s revenue for the nine-month period ended March 31, 2011. The customers’ accounts receivable balances, net of specific allowances, totaled approximately 6.0% and 11.7%, respectively, of net accounts receivable as of March 31, 2011.

Note 4 – Loss Per Share

Basic loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding.  Diluted loss per share has been computed by dividing net loss by the weighted average common shares outstanding plus dilutive securities or other contracts to issue common stock as if these securities were exercised or converted to common stock.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
In thousands (except per share amounts):	2012	2011	2012	2011
Net loss (a)	$(553)	$(514)	$(1,467)	$(643)
Weighted average outstanding shares of common stock (b)	12,253	12,253	12,253	12,253
Dilutive potential common shares from employee stock options	—	—	—	—
Common stock and common stock equivalents (c)	12,253	12,253	12,253	12,253
Loss per share:
Basic net loss per share (a)/(b)	$(0.05)	$(0.04)	$(0.12)	$(0.05)
Diluted net loss per share (a)/(c)	$(0.05)	$(0.04)	$(0.12)	$(0.05)

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

The following tables summarize the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short-term or long-term marketable securities as of March 31, 2012 and June 30, 2011 (in thousands):

	March 31, 2012
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term Marketable Securities	Long-term Marketable Securities
Level 1:
Cash	1,264	-	-	1,264	1,264	-	-
Money Market Funds	2,513	-	-	2,513	2,513	-	-
U.S. Treasury Securities	3,030	-	(2)	3,028	-	1,003	2,025
Subtotal	$6,807	$-	$(2)	$6,805	$3,777	$1,003	$2,025
Level 2:
U.S. Agency Securities	3,518	2	-	3,520	-	3,520	-
Corporate securities	2,528	7	-	2,535	-	1,055	1,480
Municipal securities	3,371	6	-	3,377	-	1,283	2,094
Asset backed securities	2,203	3	-	2,206	-	827	1,379
Mortgage backed securities	3,108	4	(1)	3,111	-	311	2,800
Subtotal	$14,728	$22	$(1)	$14,749	$-	$6,996	$7,753
Total	$21,535	$22	$(3)	$21,554	$3,777	$7,999	$9,778

QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS- (Continued)

	June 30, 2011
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term Marketable Securities	Long-term Marketable Securities
Level 1:
Cash	865	-	-	865	865	-	-
Money Market Funds	4,105	-	-	4,105	4,105	-	-
U.S. Treasury Securities	2,541	8	-	2,549	-	2,409	140
Subtotal	$7,511	$8	-	$7,519	$4,970	$2,409	140
Level 2:					-
U.S. Agency Securities	6,143	13	-	6,156	-	5,394	762
Corporate securities	3,181	5	-	3,186	-	2,256	930
Asset backed securities	2,964	6	-	2,970	-	467	2,503
Mortgage backed securities	2,826	8	(1)	2,833	-	187	2,646
Subtotal	$15,114	$32	$(1)	$15,145	-	$8,304	$6,841
Total	$22,625	$40	$(1)	$22,664	$4,970	$10,713	$6,981

There were unrealized loss positions as of March 31, 2012. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2012 and at June 30, 2011 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
March 31, 2012	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury securities	1,003	-	2,025	(2)	3,028	(2)
Mortgage backed securities	311	(1)	2,800	-	3,111	(1)
Total	$1,314	$(1)	$4,825	$(2)	$6,139	$(3)

	Less Than 12 Months		12 Months or Greater		Total
June 30, 2011	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Mortgage backed securities	187	(1)	2,646	—	2,833	(1)
Total	$187	$(1)	$2,646	$—	$2,833	$(1)

QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS- (Continued)

Available-for-sale securities are recorded at market value. Unrealized holding gains and losses, net of the related income tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of shareholders’ equity until realized. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale are included in earnings when the underlying securities are sold and are derived using the specific identification method for determining the cost of securities sold. Loss on the sale of marketable securities for the three months ended March 31, 2012 and 2011 was $16,000 and $10,000, respectively. Loss on the sale of marketable securities for the nine months ended March 31, 2012 and 2011 was $54,000 and $15,000, respectively. The loss in net unrealized gain on available-for-sale securities that has been included in the other comprehensive income of shareholder’s equity during the nine months ended March 31, 2012 and 2011 was $19,000.

Note 7 - Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventories are comprised as follows (in thousands):

	March 31, 2012	June 30, 2011
Raw materials	$4,379	$4,312
Finished goods	2,314	1,804
Subtotal	6,693	6,116
Less: Inventory reserve	(611)	(443)
Net inventory balance	$6,082	$5,673

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

Activity in the liability for product warranty for the periods presented is as follows (in thousands):

	Nine Months Ended March 31,
	2012	2011
Beginning balance	$198	$156
Cost of warranty claims	(60)	(48)
Accruals for product warranties	65	80
Ending balance	$203	$188

QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS- (Continued)

Note 9 – Comprehensive Loss

For the nine months ended March 31, 2012 and 2011, comprehensive loss amounted to approximately $1,486,000 and $662,000, respectively. The difference between net loss and comprehensive loss relates to the changes in the unrealized losses or gains the Company recorded for its available-for-sale marketable securities.

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

Note 11 – Income Taxes

We did not record a provision or benefit for income taxes for the nine months ended March 31, 2012 and 2011.   The Company has recorded a full valuation allowance against its net deferred tax assets based on the Company’s assessment regarding the realizability of these net deferred tax assets in future periods.

Note 12 – Segment Information

In its operation of the business, management reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with U.S. GAAP. Our two segments are Tape Libraries and Power Supplies. The two segments discussed in this analysis are presented in the way we internally managed and monitored performance for the nine months ended March 31, 2012 and 2011. Allocations for internal resources were made for the nine months ended March 31, 2012 and 2011. The power supplies segment tracks certain assets separately, and all others are recorded in the tape library segment for internal reporting presentations.

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

Power Supplies — We design, develop, and sell small, open frame, high efficiency switching power supplies. These power supplies are used to convert AC line voltage to DC voltages, or DC Voltages to other DC voltages for use in a wide variety of electronic equipment such as telecommunications equipment, machine tools, routers, switches, wireless systems and gaming devices.

QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS- (Continued)

Segment revenue, loss before taxes and total assets were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Revenue
Tape Libraries:
Product	$1,335	$1,330	$4,142	$5,794
Service	586	677	1,771	2,012
Total Tape Libraries	1,921	2,007	5,913	7,806
Power Supplies	2,687	2,240	6,874	5,789
Total Revenue	$4,608	$4,247	$12,787	$13,595

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
(Loss) Income before Taxes
Tape Libraries	$(693)	$(778)	$(1,799)	$(1,250)
Power Supplies	140	264	332	607
Total Loss before Taxes	$(553)	$(514)	$(1,467)	$(643)

	March 31, 2012	June 30, 2011
Total Assets
Cash and Marketable Securities:
Cash and Cash Equivalents	$3,777	$4,970
Marketable Securities	17,777	17,694
Total Cash and Marketable Securities	$21,554	$22,664
Tape Libraries and Power Supplies:
Tape Libraries	7,370	7,935
Power Supplies	1,858	1,336
Total Libraries and Power Supplies	$9,228	$9,271
Total Assets	$30,782	$31,935

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

RESULTS OF OPERATIONS

The following table reflects, as a percentage of net revenues, statements of operations data for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	74.2	67.7	70.8	62.5
Gross profit	25.8	32.3	29.2	37.5
Operating expenses:
Research and development	15.1	15.4	15.6	15.4
Sales and marketing	9.8	14.2	10.6	13.4
General and administrative	14.0	15.8	15.5	14.5
Total operating expenses	38.9	45.4	41.7	43.3
Loss from operations	(13.1)	(13.1)	(12.5)	(5.8)
Investment income	1.0	1.1	1.0	1.0
Loss before income taxes	(12.1)	(12.0)	(11.5)	(4.8)
Provision for income taxes	0.0	0.0	0.0	0.0
Net loss	(12.1)%	(12.0)%	(11.5)%	(4.8)%

We have two operating segments for financial reporting purposes: tape libraries and power supplies, as discussed in Note 12 of the Notes to Financial Statements in Item 1 of this report. The following table summarizes our revenue by major product line and by operating segment:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Tape Library revenues:
TLS	0.9%	4.9%	2.9%	7.0%
RLS	6.4	10.6	9.4	7.0
XLS	15.3	9.9	15.6	22.8
	22.6	25.4	27.9	36.8
Other library revenues:
Service	12.7	16.0	13.9	14.8
Media	4.3	2.3	2.5	2.5
Upgrades, spares	2.1	3.6	1.9	3.4
	19.1	21.9	18.3	20.6

Total Library revenues	41.7	47.3	46.2	57.4

Power Supply revenues	58.3	52.7	53.8	42.6

	100.0%	100.0%	100.0%	100.0%

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Net Revenue.  Net revenues increased to $4.6 million for the three months ended March 31, 2012 from $4.2 million for the three months ended March 31, 2011, an increase of $0.4 million, or 8.5%. One customer accounted for 11.1% of the Company’s revenue for the three-month period ended March 31, 2012.  The customer’s accounts receivable balance, net of specific allowances, totaled approximately 9.4% of net accounts receivable as of March 31, 2012.  Two customers accounted for 14.9% and 11.5%, respectively, of the Company’s revenue for the three-month period ended March 31, 2011. The customers’ accounts receivable balances, net of specific allowances, totaled approximately 11.7% and 21.2%, respectively, of net accounts receivable as of March 31, 2011.

Segment Revenue

Tape Libraries – Net tape library revenues decreased to $1.9 million for the three months ended March 31, 2012 from $2.0 million for the three months ended March 31, 2011, a decrease of $0.1 million, or 4.3%.  This decrease in revenues was due to lower sales of TLS and RLS tape libraries and service, partially offset by increased sales of XLS tape libraries and media..

Power Supplies – Net revenues from power supplies increased to $2.7 million for the three months ended March 31, 2012 from $2.2 million for the three months ended March 31, 2011, an increase of $0.5 million, or 20.0%. The increase in revenues is attributed to increased demand by contract manufacturers, original equipment manufacturers and distributors.

        Gross Profit.  Gross profit represents the difference between our net revenues and cost of goods sold. Cost of goods sold consists primarily of purchased parts, direct and indirect labor costs, rent, technical support costs, depreciation, utilities, and packaging costs. Gross profit decreased to $1.2 million, or 25.8% of net revenues, for the three months ended March 31, 2012 from $1.4 million, or 32.3% of net revenues, for the three months ended March 31, 2011.  The decrease in gross profit percentage is attributed to a change in product mix, pricing pressures, and an increase in inventory reserves, partially offset by higher absorption of labor and overhead.

Research and Development.  Research and development expenses consist of engineering salaries, benefits, outside consultant fees, and purchased parts and supplies used in development activities. Research and development increased by $40,000 to $696,000 for the three months ended March 31, 2012 from $656,000 for the three months ended March 31, 2011. The increase is primarily attributed to higher consulting expenses.

Sales and Marketing.  Sales and marketing expenses consist primarily of employee salaries and benefits, sales commissions, trade show costs, advertising and travel related expenses. Sales and marketing expenses decreased to $451,000 for the three months ended March 31, 2012 from $604,000 for the three months ended March 31, 2011. The decrease of $153,000, or 25.3%, is primarily attributed to lower compensation expenses related to headcount reductions and decreased advertising and promotion expenses.

General and Administrative.  General and administrative expenses include employee salaries and benefits and professional service fees. General and administrative expenses remained comparable at $644,000 for the three months ended March 31, 2012 and  $672,000 for the three months ended March 31, 2011.

Investment Income.  Investment income remained comparable at $48,000 for the three months ended March 31, 2012 and $47,000 for the three months ended March 31, 2011.

Provision for Income Taxes.  We did not record a provision or benefit for income taxes for the three months ended March 31, 2012 and 2011.

Nine Months Ended March 31, 2012 Compared to Nine Months Ended March 31, 2011

Net Revenue.  Net revenues decreased to $12.8 million for the nine months ended March 31, 2012 from $13.6 million for the nine months ended March 31, 2011, a decrease of $0.8 million, or 5.9%. One customer accounted for 11.1% of the Company’s revenue for the nine-month period ended March 31, 2012.  The customer’s accounts receivable balance, net of specific allowances, totaled approximately 9.4% of net accounts receivable as of March 31, 2012.  Two customers accounted for 16.2% and 11.8%, respectively, of the Company’s revenue for the nine-month period ended March 31, 2011. The customers’ accounts receivable balances, net of specific allowances, totaled approximately 6.0% and 11.7%, respectively, of net accounts receivable as of March 31, 2011.

Segment Revenue

Tape Libraries – Net tape library revenues decreased to $5.9 million for the nine months ended March 31, 2012 from $7.8 million for the nine months ended March 31, 2011, a decrease of $1.9 million, or 24.3%.  This decrease in revenues was due to lower sales of TLS and XLS tape libraries, service and miscellaneous, partially offset by increased sales of RLS tape libraries.

Power Supplies – Net revenues from power supplies increased to $6.9 million for the nine months ended March 31, 2012 from $5.8 million for the nine months ended March 31, 2011, an increase of $1.1 million, or 18.7%. The increase in revenues is attributed to increased demand by contract manufacturers, original equipment manufacturers and distributors.

        Gross Profit.  Gross profit represents the difference between our net revenues and cost of goods sold. Cost of goods sold consists primarily of purchased parts, direct and indirect labor costs, rent, technical support costs, depreciation, utilities, and packaging costs. Gross profit decreased to $3.7 million, or 29.2% of net revenues, for the nine months ended March 31, 2012 from $5.1 million, or 37.5% of net revenues, for the nine months ended March 31, 2011.  The decrease in gross profit percentage is attributed to a change in product mix, pricing pressures, an increase in inventory reserves and rework costs, partially offset by higher absorption of labor and overhead.

Research and Development.  Research and development expenses consist of engineering salaries, benefits, outside consultant fees, and purchased parts and supplies used in development activities. Research and development decreased to $2.0 million for the nine months ended March 31, 2012 from $2.1 million for the nine months ended March 31, 2011. The decrease of $0.1 million, or 4.5%, is primarily attributed to lower compensation expenses related to headcount reductions.

Sales and Marketing.  Sales and marketing expenses consist primarily of employee salaries and benefits, sales commissions, trade show costs, advertising and travel related expenses. Sales and marketing expenses decreased to $1.4 million for the nine months ended March 31, 2012 from $1.8 million for the nine months ended March 31, 2011. The decrease of $0.4 million, or 25.3%, is primarily attributed to lower compensation expenses related to headcount reductions, lower commissions expenses and lower advertising and promotion expenses.

General and Administrative.  General and administrative expenses include employee salaries and benefits and professional service fees. General and administrative expenses remained comparable at $2.0 million for the nine months ended March 31, 2012 and 2011.

Investment Income.  Investment income remained comparable at $133,000 for the nine months ended March 31, 2012 and $137,000 for the nine months ended March 31, 2011.

Provision for Income Taxes.  We did not record a provision or benefit for income taxes for the nine months ended March 31, 2012 and 2011.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $1.0 million in the nine months ended March 31, 2012, primarily attributed to the net loss for the period and an increase in inventories, partially offset by an increase in accounts payable and other accrued liabilities and a decrease in accounts receivable. Net cash used in operating activities was $1.0 million in the nine months ended March 31, 2011, primarily attributed to the net loss for the period, an increase in inventories, and a decrease in accounts payable and accrued payroll and related liabilities.

Cash used in investing activities was $0.2 million in the nine months ended March 31, 2012, primarily attributed to the purchase of marketable securities partially offset by the sale of marketable securities.  Cash provided by investing activities was $1.4 million in the nine months ended March 31, 2011, primarily attributed to proceeds from the sale of marketable securities, partially offset by purchases of marketable securities.

Cash was not used in financing activities during the nine months ended March 31, 2012 or 2011.

As of March 31, 2012, we had $3.8 million in cash and cash equivalents and $17.8 million in marketable securities.  We believe that our existing cash and cash equivalents and cash flows from our operating activities, plus funds available from the sale of our marketable securities, will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. We may utilize cash to invest in businesses, products or technologies that we believe are strategic. We periodically evaluate other companies and technologies for possible investment by us. In addition, we have made and may in the future make investments in companies with whom we have identified potential synergies. However, we have no present commitments or agreements with respect to any material acquisition of other businesses or technologies.

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

ITEM 4T. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Qualstar’s disclosure controls and procedures as of March 31, 2012, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We did not make any changes in our internal control over financial reporting during the quarter ended March 31, 2012 of Qualstar’s fiscal year ending June 30, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

QUALSTAR CORPORATION

Dated: May 10, 2012	By:	/s/ WILLIAM J. GERVAIS
William J. Gervais Chief Executive Officer and President (Principal Executive Officer)

21