Form 10-K
period 2012-06-30
QUALSTAR CORP
filed 2012-09-21
CIK 758938

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 000-30083

QUALSTAR CORPORATION

CALIFORNIA	95-3927330
(STATE OF INCORPORATION)	(I.R.S. ID NO.)
3990-B HERITAGE OAK COURT, SIMI VALLEY, CA 93063
(805) 583-7744
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock	The NASDAQ Stock Market LLC

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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ❑ smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

As of December 31, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common equity held by non-affiliates of the registrant was approximately $9,440,000 based on the closing sales price as reported on the NASDAQ Stock Market.  As of September 14, 2012, there were 12,253,117 shares of common stock without par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement for its annual meeting of shareholders to be held in 2013 are incorporated by reference into Part III of this Form 10-K.

QUALSTAR CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2012

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

PART I

ITEM 1. BUSINESS

INTRODUCTION

Qualstar is a leading provider of high efficiency and high density power supplies marketed under the N2Power brand, and of data storage systems marketed under the Qualstar brand. Our N2Power power supply products  provide compact and efficient power conversion for a wide variety of industries and applications including, but not limited to telecom, networking, broadcast, industrial, lighting, gaming and test equipment. Our Qualstar data storage products are used to provide highly scalable and reliable solutions to store and retrieve very large quantities of electronic data.

In 2002 we acquired N2Power, which we established as a separate division from the Qualstar storage business to better address the distinct market segments that each division serves. (See Note 11 of the Notes to the Consolidated Financial Statements under Part II, item 8 of this Annual Report on Form 10-K.)

The N2Power division provides both high efficiency and high density AC/DC and DC/DC power supplies for a variety of applications; including data center technologies such as switches, routers, data storage, servers and networking communications equipment.  We also design and manufacture power solutions for the telecommunications industry employing both conventional AC/DC systems and DC/DC systems. With a wide variety of standard products and the ability to create custom and semi- custom products, we offer a very comprehensive product line to OEMs that require high-value, high-efficiency, power supplies to meet individual needs. The N2 brand is one of the industry leaders in delivering high power density/high efficiency ratios.

The Storage division provides high quality and highly reliable data protection and archive storage systems which are used to record, retrieve and manage electronic data, primarily in networked computing environments.  Our storage products integrate with all operating systems including Windows, Linux and UNIX, and are compatible with a wide range of storage management software solutions such as those offered by IBM, EMC, CommVault and Symantec.  We offer products spanning the storage needs of the small and medium-size business market to the enterprise market. In addition to storage products the Storage division offers comprehensive worldwide service and support programs that enable customers to keep our products running in environments where the ability to constantly access data is vital.

We design our products at our locations in California and Colorado, and we sell our products globally through authorized resellers and OEMs. Our N2Power division utilizes contract manufacturers in Asia to produce our power supply products, while our Storage division products are manufactured by our own in-house workforce at our factory in California.  Our research, development and engineering organization is located in Simi Valley, California and Boulder, Colorado.  We employ more than 17 engineers.

Qualstar was incorporated in California in 1984.

POWER SUPPLY INDUSTRY

Background

The power conversion markets are comprised of a few large suppliers and a number of smaller companies that focus on specialized products.  The power conversion market, which includes the Servers, Storage and Network (“SSN”), Industrial and Transportation (“IND”) and Network Power Systems (“NPS”) markets among others are expected to grow at a 5-7% compounded annual growth rate from 2011 to 2014 according to IMS Research.  In 2011, power conversion products were negatively influenced by macroeconomic conditions throughout the globe, with industry sales declining versus 2010, according to market studies.

Longer term, we believe the following key trends will continue to drive demand for power conversion products:

•
Increasing amounts of power required by the communications infrastructure industry.  The proliferation of data centers and their related infrastructures, the internet, wireless communications, broadband applications, server and storage farms and other new technologies, have increased exponentially the amount of information transmitted over the recent past.  As a result, the push for higher bandwidth and more efficient and effective systems has been driving a faster replacement cycle for telecommunications equipment as well as strong infrastructure expansion.

•
Increasing demand for high conversion efficiencies, high power density and digital power management.  Recent efforts in the EU, the United States and Asia to reduce energy consumption are increasing the demand for high conversion efficiencies and digital power control.  In addition, groups such as the Climate Savers Computing Initiative, consisting of a consortium of companies including Google and Intel and other eco-conscious businesses and conservation organizations are promoting the development, deployment and adoption of smart technologies that can both improve the efficiency of a computer’s power utilization and reduce the energy consumed when the computer is in an inactive state.  Because a large portion of electrical energy waste occurs during the power conversion process, power supply companies have an opportunity to improve the conversion efficiency to reduce the operating costs for the end user.  Our AC/DC power supplies have led the markets we serve with conversion efficiency ratings up to 93%.  Our digital power control technologies allow us to achieve high levels of power conversion efficiency and control that are not possible with analog designs.  Higher conversion efficiencies help reduce overall power usage and therefore cut greenhouse gas emissions and total cost of infrastructure ownership.

Strategy

Our primary objective in our power supply business is to be a global leader in high-efficiency, high-density power conversion  for the data center, communications equipment, and industrial and telecommunications network power markets.  To achieve this objective we plan to:

•
Continue to expand our sales channels and geographies.  We have begun to promote the N2Power brand on a global basis and are targeting larger OEMs, and distributers who have a presence in markets and geographies that we do not currently serve.

•
Continue to drive deeper penetration in our current OEM customers.  Our original equipment manufacturer (OEM) customers are constantly changing their products and introducing new products.  We are driving to become the supplier of choice within our OEM customer base to leverage our existing relationships and drive volume growth within the same sales channel.

•
Continue to expand our footprint in the data center equipment and communications markets.  Our products are very well suited for the data center equipment, networking and communications systems markets.  We have secured several sizable OEM customers in these markets and are driving deeper penetration within our current customer base as well as adding new customers in these markets.

•
Increase our engineering resources to address our OEM customers’ custom product requests.  Our OEM customers consistently request that our engineering team augment theirs by designing custom power supplies specific to their product requirements.  While to date we have had limited resources to apply to these revenue opportunities, we intend to provide our engineering team with additional resources to address these market and customer requirements.

•
Expand our standard product offerings while continuing to drive for higher power levels and greater conversion efficiencies in a smaller footprint.  Real estate within our customers’ products is precious, and as a result there is a continuing need for smaller packaging and space reduction while delivering additional power.  Our product roadmap addresses these needs and our objective is to lead the industry with the greatest efficiency in the smallest footprint with the highest power available.  In this way, we can deliver advantages to our OEM customers as they leverage our technology in their product designs.

•
Organize our technology resources for fast time to market on derivative products. Our customers continually request derivative configurations to our existing products.  In order to serve this market effectively, we are organizing our engineering resources for fast turnaround on these designs to shorten our OEM customer’s design cycle, leading to faster time to market.

Our Power Supply Products

We design, develop, manufacture and market our power supply products, which are designed to convert, regulate, purify, manage or distribute electrical power for electronic equipment.  Our products generally convert AC current from the grid to DC current for use in computer based products, or modify the voltage being delivered (DC to DC).  We specifically target markets where high efficiency and power density are important to our customers.

We sell standard, modified-standard and custom designed products.  Standard products are sold unmodified to our customers.  Modified-standard products are based on lightly modified versions of standard products.   Custom products are designed specifically to the customer’s specification and are not generally sold to others. Custom products may require non-recurring engineering and tooling costs to bring the product to production.

Our products can be classified into the following principal groups:

•
AC/DC power supplies.  Our compact AC/DC power supplies convert AC input voltages ranging from 90VAC to 264VAC into precisely controlled DC output voltages, while achieving efficiencies of up to 93%. The power supplies utilize unique integrated circuits (ICs) to control the operation of the supply and provide operating protections, including over power protection (OPP), over current protection (OCP), over temperature protection (OTP), and over voltage protection (OVP). Constant voltage outputs range from 5VDC to 56VDC, and are available in single and multi-output versions. Constant current versions of the AC/DC power supplies are available with output voltages of 5, 12, 24, 28, 36, 40, 48, or 56VDC, and are typically used in the light emitting diode (LED) lighting industry. Convection-cooled versions of the power supplies provide efficient operation in the absence of forced air cooling. The power supplies may be configured to share current between multiple power supplies, allowing for N and N+1 redundancy installations. An optional PMBusTM digital communications interface is also available to allow up to four model XL275 power supplies to communicate over the same bus for remote control of the main outputs and the 12V fans.

•
DC/DC power supplies.  The DC/DC power supplies modify 24VDC or 48VDC input voltages into a variety of DC output voltages, while achieving efficiencies greater than 90%. As in our AC/DC power supplies, the DC/DC models utilize unique ICs to control the operation of the supply and provide several methods of protection, including over power protection (OPP), over current protection (OCP), over temperature protection (OTP), and over voltage protection (OVP). Constant voltage outputs range from 5VDC to 56VDC, and are available in single and multi-output versions.

DATA STORAGE INDUSTRY

Background

The data protection and archival storage markets are comprised of a few large suppliers and a number of smaller companies that offer specialized products and capacity ranges.  The data protection and archive storage market, which includes disk based and tape library based systems and related software is expected to grow at a 6% compounded annual growth rate from 2012 to 2016 according to IDC.  In 2012, the tape portion of the archival storage market was negatively influenced by a shift in IT spending to performance storage in order to keep up with the explosion of data generation, as well as macroeconomic conditions throughout the globe.  The emphasis in IT spending on higher end performance storage products contributed to lower sales for archive storage.

Longer term, we believe the increasing amounts of storage required by the IT universe will continue to drive demand for archive storage products. The proliferation of e-commerce, video streaming, digital media, and advanced software applications has driven growth in the production of electronic information to an exponential level from just a few years ago.  As a result, the information infrastructure has implemented many solutions addressing access speeds and higher capacity, but a growing need is building for data protection and archival storage.  As regulators and companies require the accumulation of and access to archived data, the market to store that data cost-effectively continues to grow.  Over the last few years IT spending has been concentrated on the performance aspect of storage, and adding more additional cost effective capacity has lagged in the share of wallet.  We believe this performance spending trend is reversing somewhat and the need for additional data protection and archival capacity to house the files that are currently held on performance storage devices will be moved to make room for new files is fast approaching.  We believe this will drive future demand for tape libraries.

As customers constantly add to their ever-growing disk-based storage systems, the operating costs of those systems have become impossible to ignore. Tape libraries use less than 1/20th the power of a comparable sized disk system, making them the ideal storage technology for rarely accessed data. We believe that this operating cost advantage will result in increased interest in tape library-based storage systems.

Strategy

Our primary objective in our storage business is to be a global leader in highly scalable, cost effective data protection and archival storage for the information technology markets.  To achieve this objective we plan to:

•
Continue to expand our sales channels and geographies.  We have begun to accelerate the promotion of Qualstar storage solutions on a global basis and will continue to add resellers outside the US in addition to adding new US resellers.  We are also exploring OEM and private label opportunities to market our products.

•
Produce expandable storage solutions that deliver scalability within the data center and more effective capital spending for our customers.  Expandability is a key requirement for many customers who are dealing with rapidly growing capacity needs on a regular basis. Expandability enables them to easily and quickly add more storage while providing a cost-effective solution that can be readily budgeted during their planning cycles.

•
Explore adjacent technologies to expand our functionality and footprint in the IT market.  Historically we have been focused on products using magnetic tape as the media in our systems and on automating the loading, unloading and storage of the media.  We will explore use of other media such as hard disk drives (HDD) and solid state drives (SSD), alone or in combination, in order to evaluate a wider product offering for the growing data storage market.

•
Offer cost effective, service and support programs that enable our customers to keep their products running 24 hours a day, 7 days a week.  We have recently expanded our onsite service coverage beyond the US and Western Europe and can now offer this vital service in several Asian countries. We plan to continue this expansion to other markets as we identify appropriate service providers to engage with.

Our Storage Products

We design, develop, manufacture and market storage products which deliver cost effective data protection and archival storage to small and medium businesses (SMB), and to more complex small and medium enterprise environments with stringent performance and data availability requirements.  We provide a wide range of storage solutions that span capacities from 75 Terabytes to over 33 Petabytes (1000 Terabytes = 1 Petabyte) which encompass over 125 tape drives and more than 11,700 slots for tape media.

•
The RLS-8350 and RLS-8500 Series Expandable Rack Mount Tape Libraries deliver both high density to maximize rack space utilization and easy customer expandability to keep pace with exploding archive storage and data protection requirements. RLS base models house 50, 60, 108 or 114 tape slots and up to 5  LTO format tape drives. Up to three customer installable expansion modules can be installed on every base unit using Qualstar’s unique FastPass™ elevator assembly to quickly and transparently move tapes between modules as needed. Each module adds 120 more tape storage slots and 5 additional tape drive slots.  RLS configurations can scale capacity to over 1.4 Petabytes in a single 19-inch rack.  Advanced features including library-enabled data encryption to protect the data on tapes in transit to remote locations, dual AC input power to allow operation to continue if one power source drops off line and Q-Link, our widely regarded remote library manager.

•
Qualstar’s XLS Enterprise Library System provides the widest range of capacity and performance available to enterprise-class data protection and archive storage customers. Several Library Resource Modules (LRM) and two Memory Expansion Modules (MEM) can be combined in numerous configurations to cost-effectively deliver capacities from 300 Terabytes to over 33 Petabytes.  Over 125 LTO tape drives can be configured in a single system to deliver throughput exceeding 63 Terabytes per hour to meet the performance needs of the most demanding environments.  XLS’ exclusive Compass Architecture™ design delivers storage density exceeding 180 Terabytes per square foot to minimize costly IT floor space requirements.  Tape libraries are the most energy efficient data storage technology on the market, often using 1/20th the power of a similarly sized disk-based system. Advanced design has reduced the XLS power and cooling requirements to industry-leading levels.

CUSTOMERS

Our solution-focused product offerings are designed specifically for OEM manufacturers, corporate IT departments, and SMBs. We sell all of our storage products through our worldwide authorized distributor and reseller network.

All of our products and services are designed and manufactured to address our customers’ stringent requirements and reliability standards. The following provides additional detail on our channels:

•
Storage Reseller channel. Our reseller channel includes systems integrators, value added resellers [VARs] and value added distributors (VADs). Our resellers frequently package our products as part of a comprehensive data processing system or with other storage devices to deliver a complete storage subsystem. Our resellers frequently recommend our products as replacement solutions when backup and archive systems are upgraded or bundle our products with storage management software specific to the end user's system. We support the reseller channel through our dedicated field sales representatives and technical support technicians.

•	Storage OEM channel. OEM customers incorporate our storage products with their application software and other components to deliver a focused solution. Our products may or may not carry our label.

•	N2Power OEM channel. We have supply agreements with our major power supply customers which incorporate our products into their server, telephony, network and industrial product offerings.

We divide our worldwide sales into three geographical regions:

•	North America, consisting of Mexico, United States and Canada;

•	EMEA, consisting of Europe, the Middle East and Africa; and

•	APAC, consisting of Asia Pacific countries.

We support our customers in the Americas primarily from our Simi Valley, California location. We support our EMEA, APAC and other foreign customers through a network of trained resellers and service providers located throughout the region.

Sales to customers outside of the United States represent a significant and growing portion of our sales and international sales are subject to various risks and uncertainties. See "Much of our business is subject to risks associated with operations in foreign countries” under the heading "Risk Factors" in Part I, Item 1A of this report. The following table sets forth foreign revenue by geographic area (in thousands):

	2012	2011
Foreign revenue:
Europe	$3,028	$3,201
Asia/Pacific Rim	4,724	3,134
Other foreign revenue	290	260
	$8,042	$6,595
Foreign revenue as a percentage of total net revenue	47.1%	36.0%

We provide a full range of marketing materials for branded products, including product specifications, sales literature and application notes. We also offer lead generation opportunities and market development funds to key channel partners. Our sales management and engineering personnel provide support to the channel partners and visit potential customer sites to demonstrate the technical advantages of our products. We maintain press relations in the United States and Europe, and we participate in national and regional trade shows worldwide.

CUSTOMER SERVICE AND SUPPORT

Customer service and support are key elements of our storage strategy and critical advantageous components of our commitment to making enterprise-class support and services available to companies of all sizes. Our technical support staff is trained to assist our customers with deployment and compatibility for any combination of hardware platforms, operating systems and backup, data protection and storage management software. Our application engineers assist with complex customer issues. We maintain global toll-free service and support phone lines and we also provide self-service and support through our website and email.

Standard warranties  include:

•	Three-year advance replacement limited warranty on our RLS and XLS tape library products;

•	Optional 24x7 or next business day onsite service on our RLS and XLS products in many countries throughout the world; and

•	Three-year return to factory warranty on our N2Power products.

RESEARCH AND DEVELOPMENT

We incurred research and development costs of $2.7 million each of fiscal 2012 and 2011, and $3.2 million in fiscal 2010, representing 15.6%, 15.0% and 20.6% of net revenue, respectively. In fiscal 2012, we continued to augment our product lines by expanding our hardware platforms and feature enhancements to our products. Noteworthy product releases for fiscal 2012 was the Fastpass elevator assembly which adds scalability to the RLS platform and data encryption key management for the XLS Series. Our plans for fiscal 2013 include a number of hardware and software enhancements across all of our storage products, and several new power supplies encompassing derivatives of existing modelsand new power sizes. Particular areas of focus are oriented toward product line streamlining and leveraging common componentry, as well as exploring OEM opportunities in the storage side of the business.

MANUFACTURING AND SUPPLIERS

We perform product assembly, integration and testing for our storage products at our factory in Simi Valley, California. Our N2Power products are manufactured in China at various contract manufacturers.  We purchase tape drives, chassis, printed circuit boards, integrated circuits, and all other major components from outside suppliers. We carefully select suppliers based on their ability to provide quality parts and components which meet technical specifications and volume requirements. We actively monitor these suppliers but we are subject to substantial risks associated with the performance of our suppliers. For certain components, we qualify a single source, which magnifies the risk of shortages and decreases our ability to negotiate with that supplier. See "If our suppliers fail to meet our manufacturing needs, it would delay our production and our product shipments to customers and negatively affect our operations" under the heading "Risk Factors" in Part I, Section 1A of this report.

COMPETITION

The worldwide storage market is highly competitive. Competitors vary in size from small start-ups to large multi-national corporations which may have substantially greater financial, research and development and marketing resources than us. In the tape automation market, we believe our primary competitors are International Business Machines Corporation ("IBM"), Dell Inc., Overland Storage, Spectra Logic and Quantum Corporation. Key competitive factors include product features, reliability, durability, scalability and price. Barriers to entry in tape automation are relatively high.

Our primary power supply competitors are Emerson, TDK Lambda, XP Power and Power One. Key competitive factors in these markets include price, performance, functionality, availability, interoperability, connectivity, time to market, enhancements and total value of ownership. Barriers to entry for power supply products are high.

The markets for all of our products are characterized by significant price competition and we anticipate that our products will continue to face price pressure.

INTELLECTUAL PROPERTY

We rely on copyright protection of our firmware, as well as patent protection for some of our designs and products. We also rely on a combination of trademark, trade secret and other intellectual property laws to protect our proprietary rights. Despite our efforts to protect our proprietary rights, however, competition in our businesses is significant. We believe that, because of the rapid pace of technological change in the tape storage and power supply industries, patent, copyright, trademark and trade secret protection are less significant than factors such as market responsiveness, knowledge, ability and the experience of our personnel as well as timely new product introductions.

We enter into Employee Proprietary Information and Inventions Agreements with all employees and consultants to protect our technology and designs. However, we do not believe that such protection can preclude competitors from developing substantially equivalent products.

EMPLOYEES

As of June 30, 2012, we had 68 employees, including 21 in operations and manufacturing, 19 in research and development, 7 in customer service and technical support, 7 in sales and marketing, and 14 in administration and finance. (See footnote 16, “Subsequent Events”) We also employ a small number of temporary employees and consultants as needed. We are not a party to any collective bargaining agreement or other similar agreement. We believe that we have a good relationship with our employees.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers

Officers are elected by and serve at the discretion of the board of directors. The executive officers of Qualstar as of August 31, 2012 are:

Name	Age	Position

Lawrence D. Firestone	54	Chief Executive Officer, President and Director

Nidhi H. Andalon	49	Vice President, Chief Financial Officer and Corporate Secretary

Robert K. Covey	65	Vice President of Marketing

Steven W. Wagner	64	Vice President of Storage Sales

William J. Lurie	39	Vice President of Engineering

Randy D, Johnson	54	Vice President and General Manager of N2Power division

Background

Mr. Firestone was appointed our Chief Executive Officer and President on May 9, 2012.  Mr. Firestone has served as a director of Qualstar since May 13, 2011. From February 2011 to May 2012, Mr. Firestone served as Chief Financial Officer of Xiotech Corporation, a supplier of enterprise storage systems.  From August 2006 to August 2010, Mr. Firestone was Executive Vice President and Chief Financial Officer of Advanced Energy Industries, Inc., a provider of power conversion devices for the semi-conductor and solar inverter markets.  From 1999 until August 2006, Mr. Firestone served as the Senior Vice President and Chief Financial Officer at Applied Films Corporation, a supplier of thin film deposition equipment.  Prior to joining Applied Films, Mr. Firestone served as Vice President and Chief Operating Officer of Avalanche Industries, a contract manufacturer of custom cables and harnesses, from 1996 to 1999.  Mr. Firestone served as a director of Amtech Systems, Inc. from 2005 to 2007 and as a director of Hyperspace Communications, Inc. from 2004 to 2005.  Mr. Firestone received a BSBA degree in Accounting from Slippery Rock State College in 1981.

Nidhi H. Andalon has been our Chief Financial Officer since January 2009. She was appointed Vice President on March 25, 2010 and Corporate Secretary on March 24, 2011. From October 2005 to January 2009, Ms. Andalon held the position of Controller at Qualstar.  From June 2004 to October 2005, Ms. Andalon held the position of Assistant Controller and joined Qualstar’s Finance department in January 2003.  From 1996 to 1999, Ms. Andalon held the position of Assistant Treasurer for Underwriters Reinsurance Company.  From 1993 to 1996, Ms. Andalon was employed by Ernst & Young, LLP, where she worked as a senior auditor and senior tax consultant.  Ms. Andalon graduated with a B.B.A degree from the University of Michigan in 1984 and has been a Certified Public Accountant in the State of California since 1996.

Robert K. Covey has been our Vice President of Marketing since 1994. From 1986 to 1993 Mr. Covey was regional manager of ATG Cygnet, an optical disk library firm. From 1982 to 1985, Mr. Covey served as national sales manager at Micropolis Corporation, a former disk drive manufacturer. Mr. Covey attended Butler University and Bentley College from 1965 to 1968.

Steven W. Wagner was appointed our Vice President of sales for the storage division on August 14, 2012. Steve comes to Qualstar from WhiteWater West industries Inc./SCS Interactive, a leading water park and theme park attractions developer, where he served as Vice President of Business Development, Vice President and General Manager and Vice President of Sales and Marketing for SCS Interactive from 2002 to 2012. Prior to that, he served from 2000 to 2002 as Vice President of Sales at software company Aegis Analytical Corp.  He served as Director of Sales for packaging automation at ABB, a global leader in power and automation technologies for utility and industry customers from 1996 to 2000. Mr. Wagner has also held sales and management positions with TecniStar, Burnup & Sims and General Instrument Corp. Mr. Wagner holds an MBA in International Business from George Washington University and a BSBA degree from University of Denver.

William J. Lurie was appointed our Vice President of Engineering on August 14, 2012. Mr. Lurie joined the company in 1996 as a Mechanical Engineer, and was promoted to Mechanical Engineering Manager in 2001 and to Engineering Manager in 2009. Mr. Lurie earned a Bachelor of Science in Mechanical Engineering degree from the University of California Santa Barbara in 1996.  He has also completed Technical and Program Management studies at UCLA and UCSB.

Randy D. Johnson has been our Vice President and General Manager of our N2Power division since March 25, 2010. Mr. Johnson joined Qualstar in 2002 as Business Unit Manager for our N2Power division. From 2000 to 2002, Mr. Johnson held the position of Vice President and Business Unit Manager for Flightware Ltd., a business solutions software company. From 1983 to 2000, Mr. Johnson was employed by Integrated Business Computers, a business computer manufacturer, where he held the position of Vice President of Sales and Marketing. Mr. Johnson graduated with a B.A. degree in Business and Political Science from Westmont College in 1980, and earned his M.B.A in Technology Management from the University of Phoenix in 1999.

ITEM 1A. RISK FACTORS

Our future results of operations are subject to risks and uncertainties over which we have limited control, and which could cause our actual results to differ materially from our expectations. We are subject to all of the business risks facing manufacturing companies, including business cycles and trends in the general economy, financial market conditions, demand variations and volatility, potential loss of key personnel, supply chain disruptions, government legislation and regulation, and natural causes. The following list of risk factors is not all-inclusive. Other factors and unanticipated events could adversely affect our financial position or results of operations. We believe that the most significant potential risk factors that could adversely impact us are the following:

We face intense industry competition, price erosion and product obsolescence, which, in turn, could reduce our profitability.

We operate in an industry that is generally characterized by intense competition and rapid technological change. We believe that the principal bases of competition in our markets are breadth of product line, quality of products, stability, reliability and reputation of the provider, along with cost. Quantity discounts, price erosion, and rapid product obsolescence due to technological improvements are therefore common in our industry as competitors strive to retain or expand market share. Product obsolescence can lead to increases in unsellable inventory that may need to be written off and therefore could reduce our profitability. Similarly, price erosion can reduce our profitability by decreasing our revenues and our gross margins.

Our long-term operating results depend substantially upon our ability to continually develop, introduce, and market new and innovative products, to modify existing products, to respond to technological change, and to customize certain products to meet customer requirements. There are numerous risks inherent in this process, including the risks that we will be unable to anticipate the direction of technological change or that we will be unable to develop and market new products and applications in a timely fashion to satisfy customer demands, which could result in a decrease in our net sales and a loss of market share to our competitors. Historically, we have had write-offs of excess and obsolete inventory which negatively impacted our results of operations. In the future, excess or obsolete inventory may need to be written off, and this in turn could reduce our profitability.

Changes in demand or downturns in the markets we serve could affect our business and profitability.

The industries into which we market and sell our products are cyclical and may experience downturns. These industries also experience volatility, and future volatility as well as downturns, or any failure of these industries to recover from downturns, could materially harm our business and profitability. Likewise, if we have difficulty managing growth in this business, it could materially and adversely affect us. In addition, our business and financial position may be adversely affected by current and future economic conditions that cause a decline in business and consumer spending in the markets served by our or our customer's products.

We rely on tape technology for a significant portion of our revenues. Our profitability may be impaired if demand for storage solutions using tape technology declines or fails to develop as we expect.

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

Our principal competitors devote greater financial resources to developing, marketing and selling their products. Consequently, we may be unable to maintain or increase our market share.

We face significant competition in developing and selling of our products. Rapid and ongoing changes in technology and product standards could quickly render our products less competitive, or even obsolete. We have significantly fewer financial, technical, manufacturing, marketing and other resources than many of our competitors and these limited resources may impair the profitability of our business in many ways. For example, in the past our competitors have offered wider ranges of products, expanded the geographic scope of their markets, acquired other companies, and developed or acquired proprietary technologies that operate in conjunction with their products.

In the future, our competitors may leverage their greater resources to:

•	develop, manufacture and market products that are less expensive or technologically superior to ours;

•	reach a wider array of potential customers through a broader range of marketing and distribution channels;

•	respond more quickly to new or changing technologies, customer requirements and standards; or

•	reduce prices in order to preserve or gain market share.

We believe competitive pressures are likely to continue. We cannot guarantee that our resources will be sufficient to address this competition or that we will manage costs and adopt strategies capable of effectively utilizing our resources. If we are unable to respond to competitive pressures successfully, our prices and profit margins may fall and our market share may decrease.

Because we rely on indirect sales channels to market and sell our branded storage products, a loss of or deterioration in our relationship with one or more of our resellers or distributors, or our inability to establish new indirect sales channels to drive growth of our branded products could negatively affect our operating results.

We sell the majority of our branded storage products to value-added resellers (VARs), who in turn sell our products to end users. In some cases, resellers integrate our tape libraries with products of other manufacturers and sell the combined products to their own customers The success of these sales channels is hard to predict, particularly over time, and we have no purchase commitments or long-term orders from them that assure us of any baseline sales through these channels. Several of our resellers carry competing product lines that they may promote over our products, which may negatively impact our sales. A reseller might not continue to purchase our products or market them effectively, and each reseller determines the type and amount of our products that it will purchase from us and the pricing of the products that it sells to end user customers. Establishing new indirect sales channels is an important part of our strategy to drive growth of our branded revenue. Our operating results could be adversely affected by any number of factors including:

•	A change in competitive strategy that adversely affects a reseller’s willingness or ability to distribute our products;

•	Reaching fewer customers or losing sales due to ineffective marketing efforts of resellers;

•	Reduced margins and increased costs associated with reseller channel sales;

•	An inability to gain traction in developing new indirect sales channels for our branded products;

•	Any financial difficulties of such resellers that result in their inability to pay amounts owed to us; or

•	Changes in requirements or programs that allow our products to be sold by third parties to government customers.

We do not have any exclusive agreements with our VARs, who purchase our products on an individual purchase order basis. If we lose important value added resellers or if they reduce their focus on our products or if we are unable to obtain additional value added resellers, our business could be negatively affected.

If our suppliers fail to meet our component and manufacturing needs, it could delay our production and our product shipments to customers and negatively affect our operations.

Our products comprise many components and subassemblies produced by outside suppliers. We depend greatly on these suppliers for items that are essential to the manufacture of our products, including tape drives, printed circuit boards and integrated circuits. For certain items, we qualify only a single source, which magnifies the risk of shortages and decreases our ability to negotiate with that supplier on the basis of price. From time to time, we have been unable to obtain sufficient components as we have needed due to shortages or quality issues from some of our suppliers. If our suppliers fail to meet our manufacturing needs, it would delay our production and our product shipments to customers and negatively affect our operations.

We also rely on software vendors to develop and support software needed for operation of our automated tape library products and their integration into the user’s computing environment. Accordingly, the continued development and future growth of the market for our tape library products will depend partly upon the ability of these vendors to meet the overall data storage and management needs of tape library purchasers and our ability to maintain relationships with these firms.

The primary suppliers of our N2Power power supplies are located in China. If a manufacturer should be unable to deliver products to us on a timely basis or at all, our power supply business could be adversely affected. Though we have many years of favorable experience with these suppliers, there can be no assurance that circumstances might not change and compel one or both of these suppliers to curtail or terminate deliveries to us. Moreover, the use of contract manufacturers to provide our power supplies typically requires that we place production orders several months in anticipation of our expected need for the products. This in turn leads to risks that we may lack sufficient inventory to sell to our customers where our expectations were conservative, or that we may order excess product inventory where our expectations were optimistic. We have in the past, experienced shortages of some parts needed to manufacture our power supplies.

If we fail to develop and introduce new products on a timely and cost-effective basis, or if our products do not contain the features required by the marketplace, we may eventually lose market share and sales to competitors.

The market for our products is characterized by changing technology and evolving industry standards. Our future results will depend on our ability to anticipate changes in technology, to develop new and enhanced products on a timely and cost-effective basis, and to introduce, manufacture and achieve market acceptance of these new and enhanced products. With respect to our tape library products in particular, the introduction of new storage technologies or the adoption of an industry standard different from our current product standards could render our existing products obsolete.

Development schedules for high technology products are inherently subject to uncertainty and there can be no assurance we will be able to meet our product development schedules or that our development costs will be within budgeted amounts. If the products or product enhancements developed are not deliverable due to technical problems, quality issues or component shortages, or if such products or product enhancements are not accepted by the marketplace or are unreliable, then our business, financial condition and results of operations may be adversely affected.

If we fail to protect our intellectual property or if others use our proprietary technology without authorization, our competitive position may suffer.

We rely on copyright protection of our software, firmware and electronic circuits, as well as patent protection for some of our products and product features. We also rely on a combination of trademark, trade secret, and other intellectual property laws and various contract rights to protect our proprietary rights. Despite our efforts to protect our proprietary rights, however, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. As a consequence, these rights may not preclude competitors from developing products that are substantially equivalent or superior to our products. In addition, many aspects of our products are not subject to intellectual property protection and therefore can be reproduced by others.

Undetected manufacturing flaws could increase our costs, reduce our revenues and divert resources from our core business needs.

Despite our efforts to revise and update our manufacturing and test processes to address engineering and component changes, we may not be able to control and eliminate manufacturing flaws adequately. These flaws may include undetected software or hardware defects associated with a newly introduced product, a new version of an existing product, or a product that has been integrated into a system or apparatus with the products of other vendors. If we fail to adequately monitor, develop and implement appropriate test and manufacturing processes we could experience a rate of product failure that results in substantial shipment delays, warranty costs or damage to our reputation. Product flaws may also consume our limited engineering resources and interrupt our development efforts. Significant product failures would increase our costs and result in the loss of future sales and be harmful to our business.

Much of our business is subject to risks associated with operations in foreign countries.

We generate a significant percentage of our revenue internationally, and we believe that international sales will continue to represent a substantial portion of our revenues. In addition, our manufacturing of power supply products is performed by contract manufacturers in Asia. We face risks that the countries in which we conduct business, or in which we have customers, suppliers, or contract manufacturers could:

•	Experience financial, economic or political instability;

•	Adopt laws that make the enforcement of our contractual or other legal rights and remedies difficult or uncertain;

•	Provide inadequate intellectual property protection for our technology;

•	Impose restrictions on the export or import of technology that would affect our ability to obtain supplies from, or sell products into, such countries;

•	Impose tariffs, quotas, taxes, other market barriers; or

•	Impose other laws, regulations or policies adversely affecting trade, investment or taxes, including those relating to the repatriation of funds and to withholding taxes.

Other risks and costs associated with international operations include:

•	Currency exchange risk, to the extent that exchange rate fluctuations could make our products unaffordable to foreign purchasers or more expensive compared to those of foreign manufacturers;

•	Compliance with laws and regulations in various regions in which we operate;

•	Greater difficulty and longer delays in collecting accounts receivable from international customers;

•	Increased risk of shipping disruptions particularly in foreign countries experiencing political instability.

Our success depends on our ability to retain our senior management and to attract and retain key personnel.

Turnover in key management positions could temporarily harm our financial performance and results of operations. If we lose certain members of our senior management, our operations may be disrupted and our operating results could be adversely affected. In addition, our capacity to develop and implement new technologies depends on our ability to employ personnel with highly technical skills. If we cannot attract and retain key technical personnel, our technical expertise may suffer, and our operating results could be adversely affected. In addition, it could be difficult, time consuming and expensive to replace any key management member or other critical personnel and no guarantee exists that we will be able to recruit suitable replacements or assimilate new key management personnel into our organization to achieve our operating objectives.

Intellectual property infringement claims brought against us could result in substantial liability and significant costs, and, as a result, our business, financial condition and operating results may be materially and adversely affected.

From time to time, we may become subject to claims or inquiries regarding an alleged unauthorized use by us of another party’s intellectual property, such as our current litigation with Overland Storage described in Item 3 below. While we currently believe the amount of ultimate liability, if any, with respect to any such actions will not materially affect our financial position, results of operations or liquidity, the ultimate outcome of any license discussion or litigation is uncertain. Adverse resolution of any infringement claim could subject us to substantial liabilities and require us to refrain from manufacturing and selling certain products. In addition, the costs incurred in intellectual property litigation can be substantial, regardless of the outcome. As a result, our business, financial condition and operating results could be materially and adversely affected.

Our revenues and operating results may fluctuate unexpectedly from quarter to quarter, which may in turn affect our stock price.

Our quarterly revenues and operating results have fluctuated in the past, and are likely to vary in the future due to the various factors discussed above and others, including:

•	General economic conditions affecting spending and the rates of growth or decline in the markets we serve;

•	Variations in product order backlogs, and reductions in the size, delays in the timing, or cancellation of significant customer orders;

•	The timing of introductions and marketplace acceptance of new or enhanced products by us or our competitors;

•	Expansions or reductions in our relationships with distributors, value added reseller or original equipment manufacturer customers;

•	Unprofitable investments in research and development activities, or sales evaluation, testing, and acceptance processes;

•	Unforeseen warranty costs that exceed established reserves;

•	Timing and levels of our operating expenses; or

•	Emerging new technologies that change the nature of or need for our products.

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

Trading in our stock has historically been limited and our stock price has been volatile, which may affect your ability to sell your shares.

The average trading volume in our stock has been historically low, with little or no trading at all on some days. This, as well as the factors listed below, has caused the price of our stock to be volatile. Consequently, it may be difficult to sell your shares of our stock at the price you paid for them or at a price equal to that quoted on the NASDAQ Stock Market. Factors that may cause our stock price to fluctuate in the future include:

•	Quarterly variations in operating results, especially if they differ from our previously announced forecasts or forecasts made by analysts;

•	Changes in or cancellation of our dividend payment policy;

•	Announcements by us of anticipated future revenues or operating results, or by others concerning us, our competitors, our customers, or our industry;

•	The introduction of new technology or products by us or our competitors;

•	Comments about us and the data storage market made by industry analysts or on Internet comment sites;

•	Changes in earnings estimates by analysts or changes in accounting policies; in product pricing policies by us or our competitors; or in general economic conditions.

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

Certain provisions in our charter documents and California law may hinder or prevent a change in control of our company.

Certain provisions of our charter documents could make it difficult for a third party to obtain control of the Company. For example, our articles of incorporation and bylaws require that stockholders must timely inform our corporate secretary before a stockholders' meeting if they wish to nominate directors or submit proposals for shareholder approval, and contain provisions that eliminate cumulative voting in the election of directors. In addition, subject to the rules of the NASDAQ Stock Market, our board of directors has the authority, without any action by the shareholders, to issue up to 5,000,000 shares of preferred stock and to fix the rights and preferences of such shares. These provisions may have the effect of delaying, deferring or preventing a change in control, may discourage bids for our common stock at a premium over its market price and may adversely affect the market price, and the voting and other rights of the holders of our common stock.

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
(See footnote 16, “Subsequent Events”)

ITEM 3. LEGAL PROCEEDINGS

On June 28, 2012, Overland Storage, Inc. (“Overland”) filed a patent infringement lawsuit against Qualstar Corporation in the U.S. District Court in the Southern District of California, alleging that certain of our automated tape libraries infringe claims of U.S. Patent No. 6,328,766. Overland is seeking injunctive relief as well as the recovery of unspecified monetary damages. We do not believe we infringe the Overland patent and we intend to defend ourselves vigorously.

We also are subject to a variety of other claims and legal proceedings that arise from time to time in the ordinary course of our business. Although management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Qualstar’s common stock is traded on The NASDAQ Stock Market (NASDAQ Symbol — QBAK). The following table sets forth the high and low closing sale prices of our common stock as reported by NASDAQ, during the periods indicated:

Period	Date Range			High	Low

Fiscal 2012:
First Quarter	July 1	—	September 30, 2011	$2.13	$1.58
Second Quarter	October 1	—	December 31, 2011	$2.01	$1.79
Third Quarter	January 1	—	March 31, 2012	$1.94	$1.79
Fourth Quarter	April 1	—	June 30, 2012	$2.03	$1.85

Fiscal 2011:
First Quarter	July 1	—	September 30, 2010	$1.92	$1.40
Second Quarter	October 1	—	December 31, 2010	$1.84	$1.54
Third Quarter	January 1	—	March 31, 2011	$2.00	$1.65
Fourth Quarter	April 1	—	June 30, 2011	$1.94	$1.68

Holders

There were approximately 33 owners of record of Qualstar’s common stock as of September 14, 2012.

Dividend Policy

No dividends were declared in fiscal years 2012 and 2011. Any future determination to pay dividends will be at the discretion of the Company’s Board of Directors and will depend upon, among many other factors, the Company’s results of operations, financial condition, capital requirements and any contractual restrictions.

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Performance Graph

The following graph compares the total cumulative return to our shareholders on shares of Qualstar’s common stock during the five year period from July 1, 2007 through June 30, 2012, with the cumulative total returns of the Nasdaq Stock Market Composite Index and the Nasdaq Computer Manufacturers’ Index.  The graph assumes that the value of the investment in Qualstar’s common stock and each index was $100.00 on July 1, 2007.

	6/07	6/08	6/09	6/10	6/11	6/12
Qualstar Corporation	100.00	86.42	69.76	62.83	60.81	63.84
NASDAQ Composite	100.00	84.54	73.03	82.88	110.33	115.30
NASDAQ Computer Manufacturers	100.00	106.10	83.90	133.96	178.22	272.01

ADDITIONAL EQUITY COMPENSATION PLAN INFORMATION

The following table provides additional information regarding Qualstar’s equity compensation plans as of June 30, 2012:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)(1)	(b)(1)	(c)(2)
Equity compensation plans approved by security holders	529,000	$2.85	276,000
Equity compensation plans not approved by security holders	—	—	—
Totals	529,000	$2.85	276,000

(1)
Includes shares subject to stock options granted under the 1998 Stock Incentive Plan and the 2008 Stock Incentive Plan as of June 30, 2012. The 1998 Stock Incentive Plan expired in 2008 and no further options may be granted under that plan.

(2)	Includes shares available for additional option grants under the 2008 Stock Incentive Plan as of June 30, 2012.

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

	Years Ended June 30,
	2012	2011	2010	2009	2008
	(In thousands, except per share amounts)
Statements of Operations Data:
Net revenues	$17,081	$18,302	$15,270	$17,892	$21,464
Cost of goods sold	13,390	11,573	10,626	12,190	14,043
Gross profit	3,691	6,729	4,644	5,702	7,421
Operating expenses:
Research and development	2,657	2,744	3,150	3,254	3,100
Sales and marketing	1,908	2,327	2,294	2,767	3,184
General and administrative	3,241	2,534	2,632	3,155	3,390
Total operating expenses	7,806	7,605	8,076	9,176	9,674
Loss from operations	(4,115)	(876)	(3,432)	(3,474)	(2,253)
Other (expense) income	24	191	311	918	1,517
Loss before income taxes	(4,091)	(685)	(3,121)	(2,556)	(736)
Provision (benefit) for income taxes	16	(5)	-	3	17
Net loss	$(4,107)	$(680)	$(3,121)	$(2,559)	$(753)

Loss per share:
Basic and Diluted	$(0.34)	$(0.06)	$(0.25)	$(0.21)	$(0.06)
Shares used to compute loss per share:
Basic and Diluted	12,253	12,253	12,253	12,253	12,253

	Years Ended June 30,
	2012	2011	2010	2009	2008
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$7,381	$4,970	$2,234	$3,749	$6,744
Marketable securities	13,504	17,694	22,030	23,912	25,794
Working capital	18,392	21,940	19,569	27,081	23,883
Total assets	28,824	31,935	32,521	36,592	42,657
Shareholders’ equity	25,053	29,180	29,847	34,510	39,121

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto.

OVERVIEW

Qualstar Corporation (“Qualstar”) was incorporated in California in 1984. Qualstar focuses its efforts on designing, developing, manufacturing and selling high efficiency AC-DC and DC-DC power supplies under its N2Power brand, and automated magnetic tape libraries used to store, retrieve and manage electronic data primarily in the network computing environment under its Qualstar brand. Tape libraries consist of cartridge tape drives, tape cartridges and robotics to move the tape cartridges from their storage locations to the tape drives under software control. Qualstar’s libraries provide storage solutions for organizations requiring backup, recovery and archival storage of critical electronic information.

In July 2002, Qualstar purchased the assets of N2Power, Incorporated, a supplier of ultra-small high efficiency open frame switching power supplies. Power supplies are sold with the N2Power brand name as well as under a private label brand name to original equipment manufacturers to incorporate into computer based products for telephony, industrial, gaming, test equipment and other applications. N2Power is a division of Qualstar.

Net revenues include revenues from the sale of tape libraries, tape drives, tape cartridges, ancillary products, and power supplies. Ancillary revenues include spare parts, service, repair, and on-site service agreements net of the cost of any third party service contracts. Revenues from our tape library segment represented approximately 44.8% of revenues in fiscal 2012, 53.8% of revenues in fiscal 2011, and 62.1% of revenues in fiscal 2010. Revenues from our power supply segment represented approximately 55.2% of revenues in fiscal 2012, 46.2% of revenues in fiscal 2011, and approximately 37.9% of revenues in fiscal 2010.

Our international sales efforts are currently directed from our corporate offices in Simi Valley, California.  All of our international sales are denominated in U.S. dollars. Net revenues from customers outside of North America were approximately $8.0 million, or 47.0% of revenues for fiscal 2012, $6.6 million, or 36.1% of revenues for fiscal 2011, and $5.1 million, or 33.4% of revenues for fiscal 2010.

Gross margins depend on several factors, including the cost of manufacturing, product mix and the level of competition. Larger tape libraries generally provide higher gross margins than do smaller tape libraries.

Research and development activities include the design and development of new products, as well as enhancements to existing products.

We have evaluated our manufacturing operations, inventory, and facility utilization and implemented a restructuring plan in the fourth quarter of fiscal 2012 to reduce our costs in an effort to return to profitability.  We streamlined our product offerings by recognizing inventory reserves on the ten- to fifteen-year old TLS and RLS product lines that were experiencing declining revenue, competitive pricing pressures, and high manufacturing costs due to older generation technology, which were preventing us from competing effectively.  By discontinuing these legacy product lines, we have shifted our focus to our newer, technologically competitive rack mount and enterprise level tape library product lines.  We recorded a full inventory reserve of approximately $900,000 in the fourth quarter of fiscal 2012 on the discontinued TLS and RLS product lines, including finished goods, raw materials, drives and work in process.

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

Revenue Recognition

Revenue is recognized in accordance with Accounting Standards Codification (“ASC”) 605, “Revenue Recognition,” when persuasive evidence of an arrangement exists, transfer of title has occurred, the price is fixed or readily determinable, and collectability is reasonable assured.  Title and risk of loss transfer to the customer when the product leaves our dock in Simi Valley, California, or another shipping location designated by us. In general, these customers are allowed to return the product, free of penalty, within thirty days of shipment, if the product does not conform to its specifications.

We record an allowance for estimated sales returns based on past experience and current knowledge of our customer base. Our experience has been such that only a very small percentage of products are returned. Should our experience change, however, we may require additional allowances for sales returns.

Revenue for established products that have previously satisfied a customer’s acceptance requirements and provide for full payment tied to shipment is generally recognized upon shipment and passage of title.  In limited cases where a prior history of customer acceptance cannot be demonstrated or sales where customer payment dates are not determinable or when collection is not reasonably assured, revenue is deferred until customer acceptance occurs or payment has been received.  On the limited shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped.  At June 30, 2012 we had deferred revenue of approximately $156,000 and no deferred profit. At June 30, 2011 we had deferred revenue of approximately $65,000 and no deferred profit.

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

In general, and where applicable, we use quoted prices in active markets for identical assets to determine fair value. This pricing methodology applies to our Level 1 investments such as U.S. treasuries and agency securities and exchange-traded mutual funds. If quoted prices in active markets for identical assets are not available to determine fair value, then we use quoted prices for similar assets or inputs other than the quoted prices that are observable either directly or indirectly. These investments are included in Level 2 and consist primarily of corporate bonds, mortgage-backed securities, and certain agency securities.  While we own certain mortgage-backed fixed income securities, our portfolio as of June 30, 2012 does not contain direct exposure to subprime mortgages or structured vehicles that derive their value from subprime collateral.  Our mortgage-backed securities are collateralized by prime residential mortgages and carry a 100% principal and interest guarantee, primarily from Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. Our asset-backed securities are senior tranches in regard to priority of principal repayment and are collateralized by predominantly prime-rated receivables on consumer credit card, automobile loan and utility rate reduction securities.

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

Legal and Other Contingencies

The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. An estimated loss from a loss contingency such as a legal proceeding or claim is accrued by a charge to income if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. When legal costs are expected to be material that the entity expects to incur in defending itself in connection with a loss contingency accrual, the loss should factor in all costs and, if the legal costs are reasonably estimable, they should be accrued in accordance with ASC 450, regardless of whether a liability can be estimated for the contingency itself. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. Changes in these factors could materially impact our financial statements.

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

We have net operating losses, capital losses, research and development credit and other carry forwards for tax purposes of $25 million at June 30, 2012 which expire between fiscal years 2013 and 2032, except for the state research and development credit, which has no limit on the carry forward period.

Recent Accounting Pronouncements

See Recent Accounting Guidance in Note 1 "Summary of Significant Accounting Policies" to the Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on our results of operations and financial condition.

RESULTS OF OPERATIONS

The following table reflects, as a percentage of net revenues, statements of operations data for the periods indicated:

	Years Ended June 30,
	2012	2011	2010
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	78.4	63.2	69.6
Gross margin	21.6	36.8	30.4
Operating expenses:
Research and development	15.6	15.0	20.6
Sales and marketing	11.2	12.7	15.0
General and administrative	19.0	13.8	17.2
Loss from operations	(24.2)	(4.7)	(22.4)
Other income	0.1	1.0	2.0
Loss before provision for income taxes	(24.1)	(3.7)	(20.4)
Provision for income taxes	0.1	0.0	0.0
	(24.2)%	(3.7)%	(20.4)%

We have two operating segments for financial disclosure purposes:  tape libraries and power supplies, as discussed in Footnote 11 to our financial statements. The following table summarizes our revenue by operating segment:

	Years Ended June 30,
	2012	2011	2010
Power Supply revenues	55.2%	46.2%	37.9%
Tape Library revenues:
Product	31.2%	39.3%	43.30%
Service	13.6%	14.5%	18.8%
Total Library revenues	44.8%	53.8%	62.1%
	100.0%	100.0%	100.0%

Fiscal 2012 Compared to Fiscal 2011

Net Revenues.  Net revenues were $17.1 million in fiscal 2012 as compared to $18.3 million in fiscal 2011. The decrease of approximately $1.2 million, or 6.7% is attributed primarily to a decrease of $2.2 million in sales of tape libraries, partially offset by a $1.0 million increase in sales of power supplies.

Power Supply Segment
Revenues attributed to our power supply segment were $9.4 million, or 55.2% of revenues, in fiscal 2012 as compared to $8.5 million, or 46.2% of revenues, in fiscal 2011. The increase of $0.9 million, or 11.4%, was due to increased sales to original equipment manufacturers and distributors of an expanded power supply product line. We expect continued growth as a percentage of total sales in our power supply revenues during fiscal 2013.

Tape Library Segment
Revenues attributed to our tape library segment were $7.7 million or 44.8% of revenues in fiscal 2012, as compared to $9.8 million, or 53.8% of revenues in fiscal 2011. The decrease in tape library revenues was due to decreased sales of our tape library products in the TLS and XLS product lines and decreases in service, media and miscellaneous revenues, partially offset by increased revenues from our RLS product line. In addition, revenues in the last quarter of our fiscal year were impacted by the uncertainty surrounding our proxy contest with BKF Capital Group, which ended when our shareholders rejected BKF’s attempt to replace our Board of Directors at the Special Meeting of Shareholders on June 20, 2012.

Gross Profit.  Gross profit was $3.7 million in fiscal 2012 as compared to $6.7 million in fiscal 2011. The decrease of approximately $3.0 million, or 45.1%, is attributed to a decrease in revenues, change in product mix and an increase in inventory reserves.  Inventory reserves increased in fiscal 2012 due to the end of life on the TLS and RLS legacy product lines, in existence for 15 and 10 years, respectively. The decline in selling prices has been impacted by technology rather than lower manufacturing costs.

Research and Development.  Research and development expenses were $2.7 million in fiscal 2012, comparable to $2.7 million in fiscal 2011.

Sales and Marketing.  Sales and marketing expenses were $1.9 million in fiscal 2012, as compared to $2.3 million in fiscal 2011. The decrease of approximately $0.4 million, or 18.0%, is attributed to lower compensation and commission expenses related to headcount reductions and lower advertising and promotion expenses.

General and Administrative.  General and administrative expenses were $3.2 million in fiscal 2012 as compared to $2.5 million in fiscal 2011. The increase of approximately $0.7 million, or 27.9%, is primarily attributed to an increase in legal and proxy expenses related to the special Shareholder meeting and legal fee accruals related to pending litigation.

Other Income and Expenses.  Other income and expense in fiscal 2012 was $24,000, comprised of $0.2 million investment income, offset by $0.1 million in litigation fees.

Benefit for Income Taxes.   Provision for income taxes was $16,000 in fiscal 2012 compared to a benefit for income taxes of $5,000 in fiscal 2011.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $1.5 million in each of fiscal 2012 and 2011, and $1.7 million in fiscal 2010. Cash used in operating activities in fiscal 2012 relates primarily to our net loss for the year, an increase in inventories and a decrease in accrued payroll and related liabilities, partially offset by inventory reserves and an increase in accounts payable and other accrued liabilities. Cash used in operating activities in fiscal 2011 relates primarily to our net loss for the year and an increase in accounts receivable and inventories, partially offset by an increase in accounts payable. Cash used in operating activities in fiscal 2010 relates primarily to our net loss for the year and an increase in accounts receivable, partially offset by a decrease in inventories and an increase in accounts payable.

Cash provided by investing activities was $4.0 million in fiscal 2012, $4.2 million in fiscal 2011 and $1.7 million in fiscal 2010. Cash provided by investing activities in all three fiscal years relates primarily to proceeds from the sale of marketable securities, partially offset by purchases of marketable securities and equipment.

Cash was not used in financing activities in fiscal years 2012 and 2011. Cash used in financing activities was $1.5 million in fiscal 2010, relating to cash dividends declared on shares of our common stock.

As of June 30, 2012, we had $7.4 million in cash and cash equivalents and $13.5 million in marketable securities. We believe that our existing cash and cash equivalents and funds available from the sale of our marketable securities will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. We may utilize cash to invest in businesses, products or technologies that we believe are strategic. We periodically evaluate other companies and technologies for possible investment by us. In addition, we have made and may in the future make investments in companies with whom we have identified potential synergies. However, we have no present commitments or agreements with respect to any material acquisition of other businesses or technologies.

SUMMARY OF CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following is a summary of our future payments due under contractual obligations as of June 30, 2012:

Year Ended June 30	Operating Leases	Purchase Obligations	Total
	(In thousands)
2013	503	1,937	2,440
2014	518	—	518
2015	534	—	534
2016	273	—	273
	$1,828	$1,937	$3,765

Purchase obligations in the table above represent the value of open purchase orders as of June 30, 2012. We believe that some of these obligations could be canceled for payment of a nominal penalty or no penalty; however, the amount of open purchase orders that could be canceled under such terms is difficult to quantify.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Qualstar Corporation

We have audited the accompanying balance sheets of Qualstar Corporation (the “Company”) as of June 30, 2012 and 2011, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Qualstar Corporation as of June 30, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ SingerLewak LLP

Los Angeles, California
September 21, 2012

QUALSTAR CORPORATION
BALANCE SHEETS
(In thousands)

	June 30,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$7,381	$4,970
Marketable securities, short-term	7,135	10,713
Accounts receivable, net of allowance for doubtful accounts of $38 at June 30, 2012 and $180 at June 30, 2011	2,995	3,005
Inventories, net	4,475	5,673
Prepaid expenses and other current assets	151	312
Total current assets	22,137	24,673
Property and equipment, net	268	232
Marketable securities, long-term	6,369	6,981
Other assets	50	49
Total assets	$28,824	$31,935
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,039	$1,293
Accrued payroll and related liabilities	332	495
Other accrued liabilities	1,374	945
Total current liabilities	3,745	2,733

Other long-term liabilities	26	22

Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized, 12,253 shares issued and outstanding as of June 30, 2012 and June 30, 2011	18,878	18,869
Accumulated other comprehensive income	9	38
Retained earnings	6,166	10,273
Total shareholders’ equity	25,053	29,180
Total liabilities and shareholders’ equity	$28,824	$31,935

See accompanying notes

QUALSTAR CORPORATION
STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended June 30,
	2012	2011	2010
Net revenues	$17,081	$18,302	$15,270
Cost of goods sold	13,390	11,573	10,626
Gross profit	3,691	6,729	4,644
Operating expenses:
Research and development	2,657	2,744	3,150
Sales and marketing	1,908	2,327	2,294
General and administrative	3,241	2,534	2,632
Total operating expenses	7,806	7,605	8,076
Loss from operations	(4,115)	(876)	(3,433)
Other income	24	191	311
Loss before income taxes	(4,091)	(685)	(3,122)
Provision (benefit) for income taxes	16	(5)	-
Net loss	$(4,107)	$(680)	$(3,122)
Loss per share:
Basic and Diluted	$(0.34)	$(0.06)	$(0.25)
Shares used to compute loss per share:
Basic and Diluted	12,253	12,253	12,253
Cash dividends declared per common share	$0.00	$0.00	$0.12

See accompanying notes

QUALSTAR CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Accumulated Other Comprehensive Income	Retained
	Shares	Amount	(Loss)	Earnings	Total
Balances at June 30, 2010	12,253	$18,830	$64	$10,953	$29,847
Stock based compensation	—	39	—	—	39
Comprehensive loss:
Net loss	—	—	—	(680)	(680)
Change in unrealized loss on investments	—	—	(26)	—	(26)
Comprehensive loss					(706)
Balances at June 30, 2011	12,253	$18,869	$38	$10,273	$29,180
Stock based compensation	—	9	—	—	9
Comprehensive loss:
Net loss	—	—	—	(4,107)	(4,107)
Change in unrealized loss on investments	—	—	(29)	—	(29)
Comprehensive loss					(4,136)
Balances at June 30, 2012	12,253	$18,878	$9	$6,166	$25,053

See accompanying notes

QUALSTAR CORPORATION
STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended June 30,
	2012	2011	2010
OPERATING ACTIVITIES:
Net loss	$(4,107)	$(680)	$(3,121)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	100	129	172
Provision for bad debts and returns, net	35	67	25
Provision for inventory reserve	1,448	49	280
Stock based compensation	9	39	32
Loss on sale of securities	74	18	4
Changes in operating assets and liabilities:
Accounts receivable	(25)	(243)	(549)
Inventories	(250)	(898)	718
Prepaid expenses and other assets	164	(20)	89
Accounts payable	746	68	576
Accrued payroll and related liabilities	(163)	(26)	15
Other accrued liabilities	429	42	11
Net cash used in operating activities	(1,540)	(1,455)	(1,748)
INVESTING ACTIVITIES:
Purchases of equipment	(136)	(101)	(71)
Purchases of marketable securities	(13,810)	(10,443)	(16,765)
Proceeds from the sale of marketable securities	17,897	14,735	18,539
Net cash provided by investing activities	3,951	4,191	1,703
FINANCING ACTIVITIES:
Cash dividends on common shares	-	-	(1,470)
Net cash used in financing activities	-	-	(1,470)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,411	2,736	(1,515)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,970	2,234	3,749
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,381	$4,970	$2,234

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$9	$12	$12

See accompanying notes

QUALSTAR CORPORATION
NOTES TO FINANCIAL STATEMENTS

Note 1 – Accounting Policies

Business

Qualstar Corporation (“Qualstar”) was incorporated in California in 1984 to develop and manufacture tape drives for the personal computer and workstation marketplaces. Commencing in 1995, Qualstar focused its efforts on designing, developing, manufacturing and selling automated magnetic tape libraries used to store, retrieve and manage electronic data primarily in the network computing environment. Tape libraries consist of cartridge tape drives, tape cartridges and robotics to move the tape cartridges from their storage locations to the tape drives under software control. Qualstar’s libraries provide storage solutions for organizations requiring backup, recovery, and archival storage of critical electronic information. Qualstar’s tape libraries are compatible with commonly used operating systems, including UNIX, Windows and Linux and a wide range of storage management software. Qualstar currently offers tape libraries utilizing the LTO tape drive technology.

In July 2002, Qualstar purchased the assets of N2Power, Incorporated, a supplier of ultra-small high efficiency open frame switching power supplies. Power supplies are sold with the N2Power brand name as well as under a private label brand name to original equipment manufacturers.

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

Revenue for established products that have previously satisfied a customer’s acceptance requirements and provide for full payment tied to shipment is generally recognized upon shipment and passage of title.  In limited cases where a prior history of customer acceptance cannot be demonstrated or sales where customer payment dates are not determinable or when collection is not reasonably assured, revenue is deferred until customer acceptance occurs or payment has been received.  On the limited shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped.  At June 30, 2012 we had deferred revenue of approximately $156,000 and no deferred profit. At June 30, 2011 we had deferred revenue of approximately $65,000 and no deferred profit.

Cash and Cash Equivalents

Qualstar classifies as cash equivalents only cash and those investments that are highly liquid, interest earning investments with maturity of three months or less from the date of purchase.

Marketable Securities

Marketable securities consist primarily of high-quality U.S. corporate securities and U.S. federal government debt securities. Our marketable securities portfolio consists of short-term securities with original maturities of greater than three months from the date of purchase and remaining maturities of less than one year and longer term securities with original maturities of greater than one year and less than five years. Marketable securities are classified as available for sale and are recorded at fair value using the specific identification method; unrealized gains and losses are reflected in other comprehensive income until realized; realized gains and losses are included in earnings when the underlying securities are sold and are derived using the specific identification method for determining the cost of securities sold. A $74,000 loss, $18,000 loss and a $4,000 loss from the sale of marketable securities were recorded in fiscal years 2012, 2011 and 2010, respectively. All of Qualstar’s marketable securities were classified as available-for-sale at June 30, 2012, 2011 and 2010.

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

The Company does not believe any unrealized losses represent an other-than-temporary impairment based on our evaluation of available evidence as of June 30, 2012.  We believe that our existing cash and short-term investments, and our expected operating cash flows will be sufficient to fund our working capital requirements, capital expenditures and other obligations for the foreseeable future and will not affect our ability to execute our current business plans.  If the credit ratings of the security issuers deteriorate or if normal market conditions do not return in the near future, we may be required to reduce the value of our investments through an impairment charge and reflect them as long-term investments.

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

Our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Sales outside of North America represented approximately 47.0% of net revenues in fiscal 2012, 36.1% of net revenues in fiscal 2011, and 33.4% of net revenues in fiscal 2010.

Revenues from Qualstar’s largest customer totaled approximately 11.5% of revenues for the year ended June 30, 2012. Revenues from Qualstar’s two largest customers totaled approximately 13.8% and 11.9% of revenues for the year ended June 30, 2011, and revenues from Qualstar’s largest customer totaled approximately 11.3% of revenues for the year ended June 30, 2010. At June 30, 2012, the largest customer’s accounts receivable balance, net of specific allowances, totaled approximately 14.6% of net accounts receivable. At June 30, 2011, the two largest customers’ accounts receivable balances, net of specific allowances, totaled approximately 9.0% and 8.0% of net accounts receivable. At June 30, 2010, the largest customer’s accounts receivable balance, net of specific allowances, totaled approximately 10.1% of net accounts receivable.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. Activity in the allowance for doubtful accounts was as follows (in thousands):

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (1)	Balance at End of Period
Year Ended June 30, 2012	$180	$35	$—	$(177)	$38
Year Ended June 30, 2011	$113	$67	$—	$—	$180
Year Ended June 30, 2010	$85	$25	$—	$3	$113

(1)	Uncollectible accounts written off, net of recoveries.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is computed using the straight-line method. Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the term of the lease. Estimated useful lives are as follows:

Machinery and equipment (in years)	5	-	7
Furniture and fixtures (in years)	5	-	7
Computer equipment (in years)	3	-	5

Expenditures for normal maintenance and repair are charged to expense as incurred, and improvements are capitalized. Upon the sale or retirement of property or equipment, the asset cost and related accumulated depreciation are removed from the respective accounts and any gain or loss is included in the results of operations.

Long-Lived Assets

Qualstar reviews the impairment of long-lived assets whenever events or changes in circumstances indicate the carrying amount of any asset may not be recoverable, in accordance with ASC 360, “Property, Plant and Equipment.” An impairment loss would be recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying amount. If impairment is indicated, the amount of the loss to be recorded is based upon an estimate of the difference between the carrying amount and the fair value of the asset. Fair value is based upon discounted cash flows expected to result from the use of the asset and its eventual disposition and other valuation methods. There was no impairment losses of long-lived assets recognized during the periods presented.

Shipping and Handling Costs

Qualstar records all charges for outbound shipping and handling and reports net freight revenue. All inbound shipping and fulfillment costs are classified as costs of goods sold.

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

Activity in the liability for product warranty (included in other accrued liabilities) for the periods presented are as follows (in thousands):
	June 30,
	2012	2011
Beginning balance	$198	$156
Cost of warranty claims	(46)	(79)
Accruals for product warranties	53	121
Ending balance	$205	$198

Research and Development

All research and development costs are charged to expense as incurred. These costs consist primarily of engineering salaries, benefits, outside consultant fees, purchased parts and supplies directly involved in the design and development of new products, and facilities and other internal costs.

Advertising

Advertising and promotion expenses include costs associated with direct and indirect marketing, trade shows and public relations. Qualstar expenses all costs of advertising and promotion as incurred. Advertising and promotion expenses for the years ended June 30, 2012, 2011 and 2010 were approximately $229,000, $321,000, and $342,000, respectively.

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

In general, and where applicable, we use quoted prices in active markets for identical assets to determine fair value. This pricing methodology applies to our Level 1 investments such as U.S. treasuries and agency securities and exchange-traded mutual funds. If quoted prices in active markets for identical assets are not available to determine fair value, then we use quoted prices for similar assets or inputs other than the quoted prices that are observable either directly or indirectly. These investments are included in Level 2 and consist primarily of corporate bonds, mortgage-backed securities, and certain agency securities.  While we own certain mortgage-backed fixed income securities, our portfolio as of June 30, 2012 does not contain direct exposure to subprime mortgages or structured vehicles that derive their value from subprime collateral.  Our mortgage-backed securities are collateralized by prime residential mortgages and carry a 100% principal and interest guarantee, primarily from Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. Our asset-backed securities are senior tranches in regard to priority of principal repayment and are collateralized by predominantly prime-rated receivables on consumer credit card, automobile loan and utility rate reduction securities.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at June 30, 2012 and 2011 (in thousands):
	June 30, 2012
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term Marketable Securities	Long-term Marketable Securities
Level 1:
Cash	635	-	-	635	635	-	-
Money Market Funds	6,746	-	-	6,746	6,746	-	-
U.S. Treasury Securities	2,524	-	(1)	2,523	-	1,508	1,015
Subtotal	$9,905	$-	(1)	$9,904	$7,381	$1,508	1,015
Level 2:
U.S. Agency Securities	753	1	-	754	-	754	-
Corporate securities	2,593	5	(1)	2,597	-	1,696	901
Municipal securities	3,471	6	-	3,477	-	1,752	1,725
Asset backed securities	1,629	1	-	1,630	-	1,256	374
Mortgage backed securities	2,525	-	(2)	2,523	-	169	2,354
Subtotal	$10,971	$13	$(3)	$10,981	-	$5,627	$5,354
Total	$20,876	$13	$(4)	$20,885	$7,381	$7,135	$6,369

	June 30, 2011
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term Marketable Securities	Long-term Marketable Securities
Level 1:
Cash	865	-	-	865	865	-	-
Money Market Funds	4,105	-	-	4,105	4,105	-	-
U.S. Treasury Securities	2,541	8	-	2,549	-	2,409	140
Subtotal	$7,511	$8	-	$7,519	$4,970	$2,409	140
Level 2:					-
U.S. Agency Securities	6,143	13	-	6,156	-	5,394	762
Corporate securities	3,181	5	-	3,186	-	2,256	930
Asset backed securities	2,964	6	-	2,970	-	467	2,503
Mortgage backed securities	2,826	8	(1)	2,833	-	187	2,646
Subtotal	$15,114	$32	$(1)	$15,145	-	$8,304	$6,841
Total	$22,625	$40	$(1)	$22,664	$4,970	$10,713	$6,981

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

Income Taxes

Income taxes are accounted for using the liability method in accordance with ASC 740, “Income Taxes.” Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities, and for the expected future tax benefit to be derived from tax credits and loss carry forwards. Current income tax expense or benefit represents the amount of income taxes expected to be payable or refundable for the current year. A valuation allowance is established when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

The following table sets forth the calculation for basic and diluted loss per share for the periods indicated:

	Year Ended June 30,
	2012	2011	2010
	(In thousands)
Loss:
Net loss	$(4,107)	$(680)	$(3,121)
Shares:
Weighted average shares for basic and diluted loss per share	12,253	12,253	12,253
Loss per share	(0.34)	(0.06)	(0.25)

Shares issuable under stock options of 529,000, 533,000 and 573,000 for the years ended June 30, 2012, 2011 and 2010, respectively, have been excluded from the computation of diluted loss per share as the effect would be antidilutive.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Guidance

Recently adopted accounting guidance

On July 1, 2011, we adopted guidance issued by the Financial Accounting Standards Board (“FASB”) on disclosure requirements related to fair value measurements. The guidance requires the disclosure of roll-forward activities on purchases, sales, issuances, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). Adoption of this new guidance did not have an impact on our financial statements.

On January 1, 2012, we adopted guidance issued by the FASB on accounting and disclosure requirements related to fair value measurements. The guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. Adoption of this new guidance did not have a material impact on our financial statements.

Recent accounting guidance not yet adopted

In December 2011, the FASB issued guidance enhancing disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. The new guidance will be effective for us beginning July 1, 2013, and we will not materially impact our financial statements upon adoption.

In September 2011, the FASB issued ASU 2011-08, guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. The new guidance will be effective for us beginning July 1, 2012, and will not impact our financial statements upon adoption.

In June 2011, the FASB issued ASU 2011-05, guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. This portion of the guidance will be effective for us beginning July 1, 2012 and will require financial statement presentation changes only. The new guidance also required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. However, in December 2011, the FASB issued guidance which indefinitely defers the guidance related to the presentation of reclassification adjustments.

Note 2 – Marketable Securities

The following table summarizes marketable securities by security type at June 30, 2012, and June 30, 2011, respectively (in thousands):
June 30, 2012	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
US Treasury obligations and direct obligations of U.S. Government agencies	$3,277	$1	$(1)	$3,277
Government Sponsored Enterprise collateralized mortgage obligations	2,525	—	(2)	2,523
Municipal securities	3,471	6	—	3,477
Asset backed securities	1,629	1	—	1,630
Corporate bonds	2,593	5	(1)	2,597
Total	$13,495	$13	$(4)	$13,504

June 30, 2011	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
US Treasury obligations and direct obligations of U.S. Government agencies	$8,684	$21	$—	$8,705
Government Sponsored Enterprise collateralized mortgage obligations	2,826	8	(1)	2,833
Asset backed securities	2,964	6	—	2,970
Corporate bonds	3,181	5	—	3,186
Total	$17,655	$40	$(1)	$17,694

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2012 and at June 30, 2011.

	Less Than 12 Months		12 Months or Greater		Total
June 30, 2012	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
US Treasury obligations and direct obligations of U.S. Government agencies	2,262	—	1,015	(1)	3,277	(1)
Corporate bonds	1,696	—	901	(1)	2,597	(1)
Government Sponsored Enterprise collateralized mortgage obligations	169	(1)	2,354	(1)	2,523	(2)
Total	$4,127	$(1)	$4,270	$(3)	$8,397	$(4)

	Less Than 12 Months		12 Months or Greater		Total
June 30, 2011	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Government Sponsored Enterprise collateralized mortgage obligations	187	(1)	2,646	—	2,833	(1)
Total	$187	$(1)	$2,646	$—	$2,833	$(1)

The following tables summarize the contractual maturities of the Company’s fixed maturity securities and GSE collateralized mortgage obligations based on cash flows (in thousands):
	June 30,
	2012	2011
Less than 90 days	$—	$—
Less than one year	7,135	10,713
Due in one to five years	6,369	6,981
	$13,504	$17,694

Note 3 – Inventories
Inventories consist of the following:
	June 30,
	2012	2011
	(In thousands)
Raw materials	$3,961	$4,312
Finished goods	2,235	1,804
Subtotal	6,196	6,116
Less: Inventory reserve	(1,721)	(443)
	$4,475	$5,673

The Company has evaluated its manufacturing operations, inventory, and facility utilization and implemented a restructuring plan to reduce costs in an effort to return to consistent profitability.  The Company streamlined its product offerings by recognizing inventory reserves on the ten to fifteen year TLS and RLS product lines that were experiencing declining revenue, competitive pricing pressures, and high manufacturing costs with older generation technology, preventing it from competing effectively.  By removing these product lines, the Company shifted its focus on the new technologically competitive rack mount and enterprise level product lines.  A full inventory reserve of approximately $900,000 was taken in fiscal 2012 on the older generation TLS and RLS product lines including finished goods, raw materials, drives and work in process.

Note 4 – Property and Equipment

The components of property and equipment are as follows:
	June 30,
	2012	2011
	(In thousands)
Leasehold improvements	$566	$566
Furniture and fixtures	845	879
Machinery and equipment	1,634	2,198
	3,046	3,643
Less accumulated depreciation and amortization	(2,777)	(3,411)
	$268	$232

Note 5 – Accrued Payroll and Related Liabilities

The components of accrued payroll and related liabilities are as follows:
	June 30,
	2012	2011
	(In thousands)
Accrued salaries and payroll taxes	$99	$260
Accrued vacation	215	207
Accrued other	18	28
	$332	$495

Note 6 – Other Accrued Liabilities

The components of other liabilities are as follows:
	June 30,
	2012	2011
	(In thousands)
Accrued audit	$97	$111
Accrued service contracts	228	277
Accrued contingent legal fees	375	-
Accrued step rent	141	152
Accrued warranty	205	198
Deferred revenue	156	65
Other accrued liabilities	172	142
	$1,374	$945

Note 7 – Income Taxes

The provision for (benefit from) income taxes is comprised of the following:
	Year Ended June 30,
	2012	2011	2010
	(In thousands)
Current:
Federal	$—	$(2)	$—
State	16	(3)	—
	16	(5)	—
Deferred:
Federal	—	—	—
State	—	—	—
	—	—	—
	$16	$(5)	$—

The following is a reconciliation of the statutory federal income tax rate to Qualstar’s effective income tax rate:

	Year Ended June 30,
	2012	2011	2010
Statutory federal income tax benefit	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal income tax benefit	(3.6)	(3.8)	(1.4)
Research and development credits	(1.8)	(13.8)	(3.0)
Valuation allowance	39.3	59.4	27.0
Other	0.5	(8.6)	11.4
	0.4%	0.8%	0.0%

The tax effect of temporary differences resulted in deferred income tax assets (liabilities) as follows:
	June 30,
	2012	2011	2010
Deferred tax assets:	(In thousands)
Net operating loss carry forwards	$5,059	$4,119	$3,861
Capital loss and other credit carry forwards	178	21	20
Research and development credit carry forwards	1,244	1,148	994
Allowance for bad debts and returns	19	78	53
Inventory reserves	650	168	224
Capitalized inventory costs	17	16	24
Marketable securities	—	—	(24)
Other accruals	500	514	507
Total gross deferred tax assets	7,667	6,064	5,659
Less valuation allowance on deferred tax assets	(7,654)	(6,034)	(5,620)
Net deferred tax assets	13	30	39
Deferred tax liabilities:
Marketable securities	(3)	(15)	—
Depreciation and other	(10)	(15)	(39)
Total deferred tax liabilities	(13)	(30)	(39)
Net deferred taxes	$—	$—	$—

The Company records a valuation allowance against its net deferred income tax assets in accordance with ASC 740 “Income Taxes” when in management’s judgment, it is more likely than not that the deferred income tax assets will not be realized in the foreseeable future. For the fiscal years ended June 30, 2012, 2011, and 2010, the Company placed a valuation allowance on net deferred tax assets. The Company has net operating loss carry-forwards for federal income tax purposes of approximately $13.3 million as of June 30, 2012, $10.7 million as of June 30, 2011 and $10.1 million as of June 30, 2010.  The Company has net operating loss carry-forwards for state income tax purposes of approximately $10.0 million as of June 30, 2012, $8.4 million as of June 30, 2011 and $8.1 million as of June 30, 2010. The Company had research and development and other credits for tax purposes of $1.8 million as of June 30, 2012, $1.7 million as of June 30, 2011 and $1.5 million at June 30, 2010. If not utilized, the federal net operating loss and other tax credit carry-forwards will expire beginning in 2025. If not utilized, the state net operating loss carry-forward will expire beginning in 2013.  The state research and development credit has no limit on the carry-forward period.

In accordance with ASC 740, the Company recognized an increase of approximately $36,000 in liability for uncertain tax positions that were accounted for as a reduction to the July 1, 2007 balance of retained earnings. The following table summarizes the activity related to the Company’s uncertain tax positions (in thousands):
	June 30,
	2012	2011	2010
Balance at July 1	$21	$25	$34
Increases related to tax positions taken in prior year	4	9	1
Decreases due to lapse of statute of limitations	(1)	(10)	(8)
Related interest and penalties, net of federal tax benefit	2	(3)	(2)
Balance at June 30	$26	$21	$25

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

The Company’s policy is to include interest and penalties on uncertain tax positions in income tax expense, but is not significant at June 30, 2012.   The Company files its tax returns by the laws of the jurisdictions in which it operates.  The Company’s federal tax returns after 2008 and California tax returns after 2007 are still subject to examination.  Various state jurisdictions tax years remain open to examination as well, though the Company believes any additional assessment will be immaterial to its financial statements.

Note 8 – Preferred Stock

Qualstar’s capital structure allows for the Board of Directors to authorize 5,000,000 shares of preferred stock. The Board of Directors has authority to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares of preferred stock without any future vote or action by the shareholders. At June 30, 2012 and 2011, there were no outstanding shares of preferred stock.

Note 9 – Share Based Stock Option Plans

The Company has two share-based compensation plans as described below. During fiscal 2012, 2011 and 2010, the Company recorded share-based compensation associated with outstanding stock option grants of approximately $9,000, $39,000 and $32,000, respectively. No income tax benefit was recognized in the income statement for share-based arrangements in any period presented.

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

Qualstar adopted the 2008 Stock Incentive Plan (the “2008 Plan”) under which incentive and nonqualified stock options may be granted for an aggregate of no more than 500,000 shares of common stock. Under the terms of the 2008 Plan, options may be issued at an exercise price of not less than 100% of the fair market value of common stock on the date of grant. These option awards typically vest based on 4 years of continuous service at a rate of 25% per year and terminate as specified in each option agreement, but terminate no later than ten years after the date of grant.  There were no option grants under 2008 Plan during fiscal years 2011 and 2010.  The Company granted 224,000 options under the 2008 Plan during fiscal year 2012.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination in determining forfeiture rates and evaluates separate groups of employees by functional area that have similar historical exercise behavior. The expected term of options granted is estimated based on the vesting term of the award, historical employee exercise behavior, expected volatility of the Company’s stock and an employee’s average length of service. The risk-free interest rate used in this model correlates to a U.S. constant rate Treasury security with a contractual life that approximates the expected term of the option award. Weighted-average numbers have been used for fiscal year 2012 grants below as indicated.

Expected dividend yield		0%
Risk-free interest rate	0.71%	–	1.87%
Expected life of options (in years)	5.5	–	6.25
Volatility	29.53%	–	31.24%

The following table summarizes all stock option activity (in thousands, except per share amounts):

Options	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2011	533	$3.80	3.51	$—
Granted	224	1.91
Exercised	—	—
Forfeited or expired	(228)	4.14
Outstanding at June 30, 2012	529	$2.85	6.15	$—
Exercisable at June 30, 2012	305	$3.55	3.42	$—

No options were granted during fiscal years 2011 and 2010. The weighted-average grant date fair value per share of options granted during fiscal year 2012 was $0.57.

At June 30, 2012, there was $121,301 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the 2008 Plan.  The cost is expected to be recognized over a weighted-average period of 2.8 years.  The total fair value of shares vested for fiscal years 2012, 2011 and 2010 was $9,000, $14,000 and $58,000, respectively.

Note 10 – Commitments

Qualstar’s lease agreement for its facility located in Simi Valley, California, expires in December 2015. Rent on this facility is $40,000 per month with a step-up of 3% annually. The Company provides for rent expense on a straight-line basis over the lease term.
(See footnote 16, “Subsequent Events”)

Future minimum lease payments under these leases are as follows:
Year Ending June 30,	Minimum Lease Payment
(in thousands)
2013	503
2014	518
2015	534
2016	273
$1,828

Rent expense (including equipment rental) for the years ended June 30, 2012, 2011, and 2010, was $691,000, $625,000 and $665,000, respectively.

Note 11 – Segment Information

Based on the provisions of ASC 280, “Segment Reporting,” and the manner in which the Chief Operating Decision Maker analyzes the business, Qualstar has determined that it has two separate operating segments.

Segment revenue, loss before income taxes and total assets were as follows:

	Year Ended June 30,
	2012	2011	2010
Revenue	(in thousands)
Power Supplies	$9,420	$8,455	$5,783
Tape Libraries:
Product	5,341	7,195	6,608
Service	2,320	2,652	2,879
Total Tape Libraries	7,661	9,847	9,487

Total Revenue	$17,081	$18,302	$15,270

	Year Ended June 30,
	2012	2011	2010
Income (Loss) before Taxes	(in thousands)
Power Supplies	$356	$944	$98
Tape Libraries	(4,463)	(1,624)	(3,219)

Total Loss before Income Taxes	$(4,107)	$(680)	$(3,121)

	June 30,
	2012	2011
Total Assets	(in thousands)
Cash and Marketable Securities:
Cash and Cash Equivalents	$7,381	$4,970
Marketable Securities	13,504	17,694
Total Cash and Marketable Securities	$20,885	$22,664
Power Supplies and Tape Libraries :
Power Supplies	2,142	1,336
Tape Libraries	5,797	7,935

Total Power Supplies and Tape Libraries	$7,939	$9,271
Total Assets	$28,824	$31,935

	June 30,
	2012	2011
Property and Equipment	(in thousands)
Power Supplies:
Gross fixed assets	513	454
Less: accumulated depreciation and amortization	(389)	(328)
Net Power Supply fixed assets	$124	$126
Tape Libraries:
Gross fixed assets	2,533	3,189
Less: accumulated depreciation and amortization	(2,389)	(3,083)
Net Library fixed assets	$144	$106

In its operation of the business, management reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with U.S. GAAP. Our two segments are Power Supplies and Tape Libraries . The two segments discussed in this analysis are presented in the way we internally managed and monitored performance for the years ended June 30, 2012, 2011, and 2010. Allocations for internal resources were made for the years ended June 30, 2012, 2011, and 2010. The power supplies segment tracks certain assets separately, and all others are recorded in the tape library segment for internal reporting presentations.

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

Geographic Information

Information regarding revenues attributable to the Qualstar’s primary geographic operating regions is as follows:
	Year Ended June 30,
	2012	2011	2010
	(In thousands)
Total Revenue:
North America	$9,039	$11,700	$10,176
Europe	3,028	3,200	2,483
Asia Pacific	4,724	3,127	1,981
Other	290	275	630
	$17,081	$18,302	$15,270

	Year Ended June 30,
	2012	2011	2010
	(In thousands)
Power Supply Revenue:
North America	$3,327	$4,105	$2,972
Europe	1,587	1,326	861
Asia Pacific	4,506	3,024	1,950
Other	—	—	—
	$9,420	$8,455	$5,783

	Year Ended June 30,
	2012	2011	2010
	(In thousands)
Tape Library Revenue:
North America	$5,712	$7,595	$7,204
Europe	1,441	1,874	1,622
Asia Pacific	218	103	31
Other	290	275	630
	$7,661	$9,847	$9,487

The geographic classification of revenues is based upon the location to which the product is shipped. Qualstar does not have any significant long-lived assets outside of the United States.

Note 12 – Legal Proceedings

On June 28, 2012, Overland Storage, Inc. (“Overland”) filed a patent infringement lawsuit against Qualstar Corporation in the U.S. District Court in the Southern District of California, alleging that certain of our automated tape libraries infringe claims of U.S. Patent No. 6,328,766. Overland is seeking injunctive relief as well as the recovery of unspecified monetary damages. We do not believe we infringe the Overland patent and we intend to defend ourselves vigorously. Due to the inherent uncertainty of litigation, we cannot identify probable or estimable damages related to the lawsuit at this time.

We also are subject to a variety of other claims and legal proceedings that arise from time to time in the ordinary course of our business. Although management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. We accrue loss contingencies in connection with our commitments and contingencies, including litigation, when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. As of June 30, 2012, we had accrued aggregate current liabilities of $375,000 in probable fees and costs related to our contingent legal matters.

Note 13 – Benefit Plans

Qualstar has a voluntary deferred compensation plan (the Plan) qualifying for treatment under Internal Revenue Code Section 401(k). All employees are eligible to participate in the Plan following three months of service of employment and may contribute up to 100% of their compensation on a pre-tax basis, not to exceed the annual IRS maximum. Qualstar, at the discretion of management, may make matching contributions in an amount equal to 25% of the first 6% of compensation contributed by eligible participants. Qualstar suspended the discretionary matching contribution effective August 2009. Qualstar’s contributions under the Plan totaled $4,000 for the year ended June 30, 2010.

Note 14 – Related Party Transactions

Qualstar’s outside counsel is a member of its board of directors. During the years ended June 30, 2012, 2011, and 2010 Qualstar paid $134,000, $86,000 and $107,000, respectively to the law firm in which the director is a shareholder for general business purposes.  During the year ended June 30, 2012, Qualstar paid $279,000 to the law firm in which the director is a shareholder for legal services provided in connection with the proxy contest related to the special meeting of shareholders held on June 20, 2012, and in connection with litigation.

Qualstar engaged the Company’s former President and CEO, William Gervais, who is also a major shareholder of the Company, as a consultant pursuant to a consulting agreement dated June 22, 2012. During the year ended June 30, 2012, Qualstar paid approximately $8,000 to Mr. Gervais for consulting services.

Note 15 – Quarterly Results of Operations (Unaudited)

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,
	(In thousands, except per share amounts)
Fiscal 2012:
Net sales	$4,294	$4,608	$3,555	$4,624
Gross profit	(40)	1,190	827	1,714
Net (loss) income	$(2,640)	$(553)	$(971)	$57
Net (loss) income per share:
Basic and diluted	$(0.22)	$(0.05)	$(0.08)	$0.00

Fiscal 2011:
Net sales	$4,707	$4,247	$4,107	$5,241
Gross profit	1,629	1,371	1,617	2,112
Net (loss) income	$(37)	$(514)	$(296)	$167
Net (loss) income per share:
Basic and diluted	$(0.00)	$(0.04)	$(0.02)	$0.01

Note 16 - Subsequent Event

Restructuring Charges

In the first quarter of fiscal 2013, the Company evaluated departments within the library segment and primarily eliminated positions in manufacturing, general and administrative and engineering.  Severance costs of approximately $128,000 were incurred and paid in the first quarter of fiscal 2013.  Production capacity, revenue and facility size were assessed, with the facility size reduced to fit the production capacity and personnel office space needed.  Total square footage was reduced by 33.3% from 56,938 square feet to approximately 38,000 square feet.  This resulted in a one-time facility restructuring charge of approximately $724,000 applied to remaining contractual lease payments from October 2012 through December 2015 on the vacated portion of the facility.

Our restructuring actions are strategic management decisions to consolidate operations supporting our business, and until we achieve consistent and sustainable levels of profitability, we may incur restructuring charges in the future from additional cost reduction efforts.
June 30,
2012
(in thousands)
Restructuring – Cost of Sales:
Facilities	$513
Severance and benefits	54
Total	$567

Restructuring – Operating Expenses:
Facilities	211
Severance and benefits	74
Total	$285

Total Restructuring expenses	$852

Facilities – Boulder, Colorado

Commencing October 1, 2012, we will be leasing approximately 2,097 square feet of office space in Boulder, Colorado, that houses our Advanced Development Group. Our lease on this facility expires in October 2014.  Rent on this facility is $1,835 per month, with a step-up of 5.2% annually.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Qualstar’s disclosure controls and procedures as of June 30, 2012, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over financial reporting

We did not make any changes in our internal control over financial reporting during the fiscal fourth quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we have concluded that, as of June 30, 2012, our internal control over financial reporting was effective based on those criteria.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

The information called for by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K (except information as to Qualstar’s executive officers, which is included under Part I, Item 1 of this Report) will be included in Qualstar’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year ended June 30, 2012, and is hereby incorporated by reference to such Proxy Statement.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our executive officers and biographical information appears in Part I, Item 1 of this report. Information about our Directors may be found under the caption “Election of Directors” of our Proxy Statement (the “Proxy Statement”). That information is incorporated herein by reference.

Additional information in response to this item is incorporated herein by reference to our proxy statement to be filed within 120 days after our fiscal year ended June 30, 2012.

ITEM 11. EXECUTIVE COMPENSATION

Information in response to this item is incorporated by reference to our proxy statement to be filed within 120 days of our fiscal year ended June 30, 2012.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information in response to this item is incorporated by reference to our proxy statement to be filed within 120 days of our fiscal year ended June 30, 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information in response to this item is incorporated by reference to our proxy statement to be filed within 120 days of our fiscal year ended June 30, 2012.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this item is incorporated by reference to our proxy statement to be filed within 120 days of our fiscal year ended June 30, 2012.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The financial statements are set forth under Item 8 of this Annual Report on Form 10-K.

All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the financial statements or notes thereto.

(b)  Exhibits:

Exhibit No.	Description
3.1(1)	Restated Articles of Incorporation.
3.2(4)	Bylaws, as amended and restated as of March 24, 2011.
10.1(1)*	1998 Stock Incentive Plan, as amended and restated.
10.2(1)	Form of Indemnification Agreement.
10.3(2)	Lease agreement between Strategic Performance Fund-II, Inc. and Qualstar Corporation, dated September 20, 2000.
10.4(6)	Amendment to Lease agreement between Strategic Performance Fund-II, Inc. and Qualstar Corporation, dated June 30, 2009.
10.5(5)*	2008 Stock Incentive Plan
10.6	Consulting Agreement with William J. Gervais, dated June 22, 2012.
10.7*	Employment Agreement with Lawrence D. Firestone, dated May 8, 2012.
14.1(3)	Code of Business Conduct and Ethics
23.1	Consent of Independent Registered Public Accounting Firm (SingerLewak LLP).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the designated exhibits to Qualstar’s registration statement on Form S-1 (Commission File No. 333-96009), declared effective by the Commission on June 22, 2000.
(2)	Incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
(3)	Incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-K for the fiscal year ended June 30, 2004.
(4)	Incorporated by reference to Exhibit 3.1 to Qualstar’s Report on Form 8-K dated March 24, 2011.
(5)	Incorporated by reference to Exhibit 10.1 to Qualstar’s Report on Form 10-Q/A for the fiscal quarter ended March 31, 2009.
(6)	Incorporated by reference to Exhibit 10.4 to Qualstar’s Report on Form 10-K for the fiscal year ended June 30, 2009.
*	Each of these exhibits constitutes a management contract, compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALSTAR CORPORATION

Date: September 21, 2012	By:	/s/ LAWRENCE D. FIRESTONE
Lawrence D. Firestone,
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ LAWRENCE D. FIRESTONE	Chief Executive Officer,	September 21, 2012
Lawrence D. Firestone	President and Director
(Principal executive officer)

/s/ NIDHI H. ANDALON	Vice President, CFO and Corporate	September 21, 2012
Nidhi H. Andalon	Secretary
(Principal financial officer)

/s/ CARL W. GROMADA	Director	September 21, 2012
Carl W. Gromada

/s/ STANLEY W. CORKER	Director	September 21, 2012
Stanley W. Corker

/s/ ROBERT E. RICH	Director	September 21, 2012
Robert E. Rich

/s/ ROBERT A. MEYER	Director	September 21, 2012
Robert A. Meyer

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Restated Articles of Incorporation.
3.2(4)	Bylaws, as amended and restated as of March 24, 2011.
10.1(1)*	1998 Stock Incentive Plan, as amended and restated.
10.2(1)	Form of Indemnification Agreement.
10.3(2)	Lease agreement between Strategic Performance Fund-II, Inc. and Qualstar Corporation, dated September 20, 2000.
10.4(6)	Amendment to Lease agreement between Strategic Performance Fund-II, Inc. and Qualstar Corporation, dated June 30, 2009.
10.5(5)*	2008 Stock Incentive Plan
10.6	Consulting Agreement with William J. Gervais, dated June 22, 2012.
10.7*	Employment Agreement with Lawrence D. Firestone, dated May 8, 2012.
14.1(3)	Code of Business Conduct and Ethics
23.1	Consent of Independent Registered Public Accounting Firm (SingerLewak LLP).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the designated exhibits to Qualstar’s registration statement on Form S-1 (Commission File No. 333-96009), declared effective by the Commission on June 22, 2000.
(2)	Incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
(3)	Incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-K for the fiscal year ended June 30, 2004.
(4)	Incorporated by reference to Exhibit 3.1 to Qualstar’s Report on Form 8-K dated March 24, 2011.
(5)	Incorporated by reference to Exhibit 10.1 to Qualstar’s Report on Form 10-Q/A for the fiscal quarter ended March 31, 2009.
(6)	Incorporated by reference to Exhibit 10.4 to Qualstar’s report on Form 10-K for the fiscal year ended June 30, 2009.
*	Each of these exhibits constitutes a management contract, compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of this report.