Form 10-K/A
period 2012-06-30
QUALSTAR CORP
filed 2012-10-29
CIK 758938

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.  Yes ☐     No ☒

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

As of December 31, 2011, (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common equity held by non-affiliates of the registrant was approximately $9,440,000 based on the closing sales price as reported on the NASDAQ Stock Market. As of October 5, 2012, there were 12,253,117 shares of common stock without par value outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

EXPLANATORY NOTE

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Qualstar Corporation (the “Company”, “our” or “we”) for the year ended June 30, 2012 that was originally filed with the Securities and Exchange Commission (“SEC”) on September 21, 2012 (the “Original Filing”) and is being filed to provide the information required by Items 10, 11, 12, 13, and 14 of Part III. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment No. 1 to include Part III information in our Form 10-K because a definitive proxy statement containing this information will not be filed by us within 120 days after the end of the fiscal year covered by the Form 10-K. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our executive officers and biographical information appears in Part I, Item 1 of this report under the caption “Executive Officers of the Registrant.”  The current members of our Board of Directors and biographical information are set forth below:

Name	Age	Position

Lawrence D. Firestone	54	Chief Executive Officer, President and Director
Stanley W. Corker	61	Director
Carl W. Gromada	71	Director
Robert A. Meyer	67	Director
Daniel C. Molhoek	71	Director

Mr. Firestone was appointed our Chief Executive Officer and President on May 7, 2012, effective as of his commencement date of June 1, 2012.  Mr. Firestone has served as a director of Qualstar since May 13, 2011. From February 2011 to May 2012, Mr. Firestone served as Chief Financial Officer of Xiotech Corporation, a supplier of enterprise storage systems.  From August 2006 to August 2010, Mr. Firestone was Executive Vice President and Chief Financial Officer of Advanced Energy Industries, Inc., a provider of power conversion devices for the semi-conductor and solar inverter markets.  From 1999 until August 2006, Mr. Firestone served as the Senior Vice President and Chief Financial Officer at Applied Films Corporation, a supplier of thin film deposition equipment.  Prior to joining Applied Films, Mr. Firestone served as Vice President and Chief Operating Officer of Avalanche Industries, a contract manufacturer of custom cables and harnesses, from 1996 to 1999.  Mr. Firestone served as a director of Amtech Systems, Inc. from 2005 to 2007 and as a director of Hyperspace Communications, Inc. from 2004 to 2005.  Mr. Firestone received a B.S. in Business Administration with a concentration in Accounting from Slippery Rock State College in 1981.

Stanley W. Corker has served as a director of Qualstar since January 2006.  Mr. Corker is an independent research consultant and investor. Previously, he was the Director of Technology Research and a partner of Emerald Asset Management, a diversified investment management firm.  Prior to joining Emerald Asset Management, Mr. Corker obtained over 20 years experience in the computer storage industry from key roles in engineering and marketing at several manufacturers of tape drives, and as an industry analyst with International Data Corporation (IDC).  Mr. Corker received a B.S. degree in Computer Science from the University of Essex, England in 1972, where he later conducted five years of postgraduate research in computer networking systems.

Carl W. Gromada has served as a director of Qualstar since March 2005.  From 2000 to the present, Mr. Gromada has been a consultant and a private investor. From 1996 to 2000, Mr. Gromada served as Chief Executive Officer, and a member of the board of directors of Computer Resources Unlimited, Inc., a company involved in the design, manufacture and sale of a broad line of products for the computer storage industry. In 1978 Mr. Gromada co-founded and was president of C.G. Industries, Inc., an electronic contract manufacturer, which he sold to Flextronics and remained until 1988 as Senior V. P.  Mr. Gromada received a B.S. degree in Business Administration from Temple University in 1965. Mr. Gromada brings to the Board public accounting and internal audit experience, off-shore manufacturing knowledge, as well as experience with mergers and acquisitions.

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

Daniel C. Molhoek was appointed as a director of Qualstar in September 2012.  Mr. Molhoek is currently Counsel at Varnum LLP, a Michigan law firm where he has been a partner since 1973.  He has advised boards of publicly held companies and currently serves as Secretary to the Board of Herman Miller, Inc.  He also serves on the Board of Directors of several private companies, such as Bradford White Corporation and many non-profit organizations, including Habitat for Humanity of Kent County and the John Ball Zoological Society.  He received a B.S. degree in engineering from the University of Michigan in 1963 and a J.D. from the University of Michigan (magna cum laude) in 1967.

Directors are elected annually and hold office until the next annual meeting of shareholders or until their successors have been elected and qualified.

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

To our knowledge, based solely on a review of the copies of Section 16(a) reports furnished to us and written representations that no other reports were required during the fiscal year ended June 30, 2012, our officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements, except for the following: Mr. Lawrence D. Firestone’s Form 3 was filed on August 2, 2011 which was due on May 27, 2011 and his Form 4 was filed on June 6, 2012 which was due on June 5, 2012.

Code of Ethics

Qualstar has adopted a written Code of Business Conduct and Ethics, which complies with the requirements for a code of ethics pursuant to Item 406(b) of Regulation S-K under the Securities Exchange Act of 1934, which applies to our chief executive officer, chief financial officer and persons performing similar functions. A copy of the Code of Business Conduct and Ethics has been filed as an exhibit to this report. A copy of the Code of Business Conduct and Ethics is also posted on our website at www.qualstar.com. A copy of the Code of Business Conduct and Ethics will be provided, without charge, to any shareholder who sends a written request to the Chief Financial Officer of Qualstar at 3990-B Heritage Oak Court, Simi Valley, California 93063.

Audit Committee

Our Board of Directors has a standing Audit Committee, which is comprised solely of non-employee directors who satisfy current Nasdaq standards with respect to independence, financial expertise and experience.  The current members of the Audit Committee are Stanley W. Corker, Carl W. Gromada and Robert A. Meyer, with Mr. Gromada serving as Chairman.  Mr. Firestone resigned as a member of the Audit Committee effective as of May 8, 2012.   Our Board of Directors has determined that Mr. Gromada and Mr. Meyer meet the Securities and Exchange Commission’s definition of “audit committee financial expert.”

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section contains a discussion of the material elements of compensation awarded to, earned by, or paid to our principal executive officer, our principal financial officer, and our other executive officers who were serving as executive officers of Qualstar at June 30, 2012.  These individuals are identified in the Summary Compensation Table and other compensation tables that follow this section, and are referred to throughout this report as our “named executive officers.”

Executive Summary and Overview of Fiscal 2012 Compensation

Our Company’s long-term success depends on our ability to fulfill the expectations of our customers in a competitive environment and deliver value to stockholders. To achieve these goals, it is critical that we are able to attract, motivate, and retain highly talented individuals at all levels of the organization that are committed to the Company’s values and objectives.

The Company strives to provide compensation that is (a) linked to shareholder value creation, (b) reflective of the overall performance of the Company and each individual executive, and (c) considerate of the competitive market levels of compensation needed to recruit, retain and motivate top executive talent, while remaining consistent with the other objectives.

Compensation Philosophy and Objectives

The Company’s executive compensation program is based on the same objectives that guide the Company in establishing all of its compensation programs:

•
Compensation fosters the long-term focus required for the Company’s success. In general, the compensation of Company executives includes longer-term incentives because they are in a greater position to influence longer-term results.

•
Compensation reflects the level of job responsibility, individual performance, and Company performance. As employees progress to higher levels in the organization, an increasing proportion of their pay should be linked to Company performance and stockholder returns because those employees are more able to affect the Company’s results.

•
Compensation reflects the value of the job in the marketplace. To attract and retain a highly skilled work force, we must remain competitive with the pay of other premier employers who compete with us for talent.

•
While compensation programs and individual pay levels will always reflect differences in job responsibilities, geographies and marketplace considerations, the overall structure of the compensation and benefit programs should be broadly similar and equitable across the organization.

Overview of Executive Compensation Program

The Compensation Committee

The Compensation Committee has responsibility for establishing, implementing and monitoring adherence with the Company’s compensation philosophy. Accordingly, the Compensation Committee strives to develop and maintain competitive, progressive programs that attract, retain and motivate high-caliber employees, foster teamwork, and maximize the long-term success of the Company by appropriately rewarding our employees for their achievements. The Compensation Committee evaluates risk and rewards associated with the Company’s overall compensation philosophy and structure.

Role of Executive Officers in Compensation Decisions

The Compensation Committee meets with the Company’s Chief Executive Officer and other senior executives in order to obtain recommendations with respect to the Company’s compensation programs and practices for executives and other employees. Management discusses with the Compensation Committee the practices that have been put in place to identify and mitigate, as necessary, potential risks. The Chief Executive Officer annually reviews the performance of each executive officer, other than himself. The Chief Executive Officer’s performance is reviewed by the Compensation Committee, which makes recommendations to the full Board.

With support from market compensation data, performance reviews and other information, management makes recommendations to the Compensation Committee on the base salaries, bonus targets and equity compensation for the executive officers and other employees. The Compensation Committee takes management’s recommendations into consideration, but is not bound by management’s recommendations with respect to executive compensation.

While management attends certain meetings of the Compensation Committee, the Compensation Committee also holds executive sessions not attended by any members of management or by non-independent directors. The Compensation Committee makes all compensation decisions in respect of the executive officers and approves recommendations regarding equity awards to all employees of the Company.

Benchmarking Against Peer Companies

In connection with the Company’s recruitment of a successor to William J. Gervais as Chief Executive Officer and President of the Company during fiscal 2012, the Compensation Committee evaluated and determined the compensation elements applicable to the successor Chief Executive Officer consistent with the Compensation Philosophy and Objectives described above. One factor that the Compensation Committee considered in these evaluations was the compensation paid to chief executive officers of a peer group of companies. The peer companies used for the comparative review were chosen to represent direct competitors of the Company and companies with which the Company competes for executive talent. The peer group consisted of:

Advanced Digital Information Corp.	Focus Enhancements Inc.	Quantum Corporation
Autobytel Inc.	Interlink Technologies, Inc.	QuickLogic Corporation
CalAmp Corporation	Ixia	SpaceDev Corporation
Comarco Inc.	Lantronix, Inc.	Superconductor Technologies, Inc.
DDi Corporation	LaserCard Corporation	Universal Electronics Inc.
Dot Hill Corporation	Overland Storage, Inc.	Zhone Technologies, Inc.
eMagin Corporation

The Compensation Committee considered the peer group comparative data along with factors such as the scope of executive duties, the need to recruit qualified candidates, and the Company’s financial outlook. After considering these factors and making appropriate size adjustments with respect to peer companies, the Compensation Committee determined to set compensation element levels for the successor Chief Executive Officer at between the 30th and 50th percentiles among the peer group.

Components of Executive Compensation

For fiscal year 2012, the principal components of compensation for named executive officers were: (1) Base Salary, (2) Performance-Based Incentive Compensation, (3) Long-Term Equity Incentive Compensation, (4) Personal Benefits, and (5) Other Compensation. In determining the amount and relative allocation among each component of compensation for each named executive officer, the Compensation Committee considered, among other factors, the Company’s and each executive officer’s experience level and historical performance, compensation paid by companies comparable in size to Qualstar, data obtained from management’s recruitment activities, historical rates of executive compensation, Company revenues and profitability, and alignment with the Company’s overall compensation philosophy.

Base Salary

Base salaries are set at levels that the Compensation Committee deems to be sufficient to attract and retain highly talented executive officers capable of fulfilling the Company’s key objectives. Base salaries are also set with the goal of rewarding executive officers on a day-to-day basis for their time and services while encouraging them to strive for performance-based and long-term incentives.

The table below shows the base salary established by the Compensation Committee for each of our named executive officers for fiscal years 2012 and 2013, and the percentage change compared to the prior fiscal year.  Salary adjustments typically do not coincide with the beginning of the fiscal year, so the amounts shown below may differ from those shown in the Fiscal 2012 Summary Compensation Table.

Name and Principal Position	Fiscal 2012 Base Salary		Percent Change versus Fiscal 2011 Base Salary	Fiscal 2013 Base Salary			Percent Change versus Fiscal 2012 Base Salary

Lawrence D. Firestone	$300,000	(1)	─		$300,000		─
Chief Executive Officer and President

William J. Gervais	$177,507	(5)	─	$	─		─
Former Chief Executive Officer and President

Nidhi H. Andalon	$160,000	(2)	6%		$160,000		─
Chief Financial Officer and Vice President

Randy D. Johnson	$180,000		─		$200,000	(3)	10%
Vice President and General Manager, N2Power

Robert K. Covey	$170,600	(4)	3%		$170,600		─
Vice President of Marketing

(1)
Mr. Firestone was appointed our Chief Executive Officer and President on May 7, 2012, effective as of his commencement date of June 1, 2012.  Mr. Firestone’s base salary is specified in an employment agreement between the Company and Mr. Firestone as described below under the caption entitled “Other Compensation.”

(2)	Upon recommendation of the Board of Directors, Ms. Andalon’s annual base salary increased to $160,000 effective November 2, 2011.

(3)	Upon recommendation of the Board of Directors, Mr. Johnson’s annual base salary increased to $200,000 effective August 7, 2012, retroactive to July 1, 2012.

(4)	As a cost-savings measure, Mr. Covey’s base salary was reduced by 10%, from $184,000 to $165,600, in July 2009. Mr. Covey’s base salary was partially reinstated, by $5,000, in July 2011.

(5)	Mr. Gervais ended his employment as Chief Executive and President on June 15, 2012.

Performance-Based Incentive Compensation

In connection with his appointment as our Chief Executive Officer and President on May 7, 2012, effective as of his commencement date of June 1, 2012, the Compensation Committee determined that Mr. Firestone would be eligible for an incentive bonus during fiscal year 2013 based on the achievement of certain goals and objectives established by the Board of Directors. Goals and objectives initially established for Mr. Firestone relate to revitalization of the Company’s operations and achievement of financial performance targets, with a potential target incentive bonus of 100% of his base salary. At the time Mr. Firestone’s objectives were set, the Compensation Committee believed that these objectives would be difficult to meet, with some of the obstacles being at least in part beyond Mr. Firestone’s control, but potentially achievable. The incentive bonus for the initial term ending June 30, 2013 will be reduced by (1) the amount of his signing bonus of $75,000; (2) the amount of his reimbursed commuting expenses from his current residence in Colorado to Simi Valley, California of up to $60,000; and (3) the amount of his reimbursed relocation expenses of up to $20,000 when he relocates his permanent residence to Simi Valley, California.  Mr. Firestone’s incentive bonus eligibility is specified in an employment agreement between the Company and Mr. Firestone as described below under the caption entitled “Other Compensation.”

Mr. Johnson was first appointed an executive officer by our Board on March 25, 2010.  His incentive compensation plan, which was established before Mr. Johnson became an executive officer and has not been modified, provides that he can earn a cash bonus based on the level of pre-tax profits achieved by our N2Power business unit for the fiscal year.  Mr. Johnson’s potential bonus ranges from 0% of his base pay if N2Power is unprofitable, up to a maximum amount equal to 15% of his base pay if N2Power achieves pre-tax profits equal to more than 19% of N2Power sales.  For the fiscal year ended June 30, 2012, Mr. Johnson earned a bonus of $10,800, which is equal to 6% of his base pay.

Historically, the Compensation Committee has considered and in some cases established incentive bonus plans for other executive officers.  Because the Company has not in recent years in the Committee’s judgment achieved sufficient levels of revenues or pre-tax profits, the Committee did not establish a bonus plan for executive officers for fiscal 2012 and has not established a bonus plan for executive officers for fiscal 2013, except for those applicable to Mr. Firestone and Mr. Johnson.

Long-Term Equity Incentive Compensation

Our 2008 Stock Incentive Plan authorizes the Company to grant stock options to purchase, in the aggregate, up to 500,000 shares of our common stock.  This plan was adopted by our Board of Directors in November 2008 and approved by our shareholders in March 2009.  Under the plan, the exercise price of stock options must be no less than the closing price of our common stock on the date of grant.  It is our policy to grant stock options only at duly held meetings of our Board of Directors, with an exercise price equal to the closing price of our common stock on the date of the Board meeting.

Stock options are granted to executive officers as long-term incentives in order to align executives’ performance with the interests of the Company’s stockholders and also encourage retention.  In 2012, the Compensation Committee determined an equity incentive compensation target for each executive officer after consideration of individual performance and accomplishments, future Company performance, performance goals, and other elements of the executives’ compensation.  Stock options awarded to executive officers during fiscal year 2012 are set forth in the table below entitled “Grants of Plan-Based Awards in Fiscal Year 2012.”

Personal Benefits

As employees, the executives were eligible to participate in health and welfare benefits, as offered to our general workforce, designed to attract and retain a skilled workforce in a competitive marketplace. These benefits help ensure that the Company has a healthy and focused workforce through reliable and competitive health and other personal benefits. These benefits were considered in relation to the total compensation package, but did not materially impact decisions regarding other elements of executive officer compensation.

Other Compensation

The Company is party to an employment agreement with Mr. Firestone that provides that Mr. Firestone will be employed by the Company for an initial term beginning on June 1, 2012 (the “Start Date”) through June 30, 2013, which term shall be automatically renewed for one year unless the Company provides written notice of non-renewal by March 31, 2013.  Mr. Firestone’s employment agreement specifies his base salary at the rate of $300,000 per year during the initial term, which shall be increased to $350,000 per year beginning July 1, 2013 unless the Company provides written notice of non-renewal of Mr. Firestone’s employment agreement by March 31, 2013, as well as a potential target incentive bonus of 100% of his base salary as described above under the caption entitled “Performance-Based Incentive Compensation.”  In accordance with further terms of Mr. Firestone’s employment agreement, the company paid to him during June 2012 a signing bonus of $75,000 and reimbursed $4,500 in commuting and temporary housing expenses.

Mr. Firestone’s employment agreement further provides that if he is terminated by the Company without cause or if he resigns for good reason, he will receive his accrued compensation and, subject to certain conditions, a lump sum payment of an amount equal to his then current base salary for 18 months.  The employment agreement also provides that if Mr. Firestone is terminated by the Company without cause or if he resigns for good reason within 12 months of a change in control, he will receive his accrued compensation and severance benefits which include, subject to certain conditions, (1) a lump sum payment of an amount equal to his then current base salary for 18 months; (2) payment of COBRA premiums for 18 months; (3) a lump sum payment equal to 100% of his target incentive bonus for his then current term, prorated as of his termination date, plus an additional 12 months target incentive bonus; and (4) accelerated vesting of all his then unvested stock options. “Cause” includes, among other acts, any act of fraud, embezzlement or dishonesty which materially adversely affects the business of the Company or any successor entity, any unauthorized use or disclosure of confidential information or trade secrets of the Company, any material act or omission involving malfeasance or gross negligence in the performance of the executive’s duties and any material deviation from any of the Company’s or a successor entity’s policies. “Good reason” includes, among other acts, a demotion or material reduction in responsibility level, a decrease in level of his compensation by more than ten percent (10%), and a relocation of more than 30 miles from the executive’s current work place.

A “change of control” is defined in Mr. Firestone’s employment agreement as an acquisition by any person of beneficial ownership of 50% or more of the Company’s voting stock, certain mergers or other business combinations involving the Company, the sale of all or substantially all of the Company’s assets, the approval by the Company’s stockholders of a liquidation or dissolution of the Company, or if, during any period of 12 consecutive months, a majority of the Board of Directors is replaced by individuals who were not approved by a vote of at least a majority of the directors then still in office who were directors at the beginning of the period.  A copy of the employment agreement with Mr. Firestone was filed as an exhibit to the Company’s annual report on Form 10-K for the fiscal year ending June 30, 2012.

Tax and Accounting Implications

Under Section 162(m) of the Internal Revenue Code, we generally receive a federal income tax deduction for compensation paid to any of our named executive officers only to the extent total compensation does not exceed $1.0 million during any fiscal year or if it is “performance-based” under Section 162(m).  During fiscal year 2012, none of the executive officers of the Company had non-performance-based compensation in excess of $1,000,000.

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
Carl W. Gromada
Robert A. Meyer

RISKS RELATED TO COMPENSATION POLICIES AND PRACTICES

We believe that our compensation programs have been appropriately designed to attract and retain talent and properly incent our employees. To the extent our compensation programs provide for incentive-based compensation, these programs are designed to pay for performance and, thus, encourage only appropriate risk-taking. These programs are also subject to funding caps and oversight of the Compensation Committee and various functional departments of the Company to ensure that our employees, including our executive officers, are not encouraged to take excessive or unnecessary risks in managing our business. As a result, we believe that our compensation programs are not likely to create excessive risks that would have a material adverse effect on the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Our Board of Directors has a standing Compensation Committee.  The members of this committee during the fiscal year ended June 30, 2012 and presently are Stanley W. Corker, Carl W. Gromada and Robert A. Meyer.  No executive officer of Qualstar serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors.  No member of the Compensation Committee is, or ever has been, an employee or officer of Qualstar.

COMPENSATION TABLES

Summary Compensation Table

The following tables show information about the compensation earned by our principal executive officer, our principal financial officer, and our other executive officers who were serving as executive officers at June 30, 2012.  These officers are referred to in this report as the “named executive officers.”

Fiscal Year 2012 Summary Compensation Table

Name and Principal Position	Year	Salary (1) ($)	Bonus (1) ($)	Grant Date Fair Value of Option Awards (2) ($)	All Other Compensation (3) ($)	Total ($)

Lawrence D. Firestone (7)	2012	$18,463	$75,000	$70,120	$—	$163,583
Chief Executive Officer and President

William J. Gervais (6)	2012	186,593	—	—	2,810	189,403
Former Chief Executive Officer and	2011	161,346	—	—	2,851	164,197
President	2010	158,170	—	—	3,102	161,272

Nidhi H. Andalon (4)	2012	158,013	—	11,600	532	170,145
Vice President and	2011	150,010	—	—	573	150,583
Chief Financial Officer	2010	150,010	—	—	919	150,929

Randy Johnson (5)	2012	179,450	10,800	11,600	2,286	204,136
Vice President and	2011	186,788	14,400	—	2,129	203,317
General Manager, N2Power	2010	180,003	3,600	—	573	184,176

Robert K. Covey	2012	179,480	—	11,600	2,213	193,293
Vice President of Marketing	2011	173,550	—	—	2,254	175,804
	2010	166,297	—	—	2,501	168,798

(1)	The amounts shown in these columns reflect salary and bonuses earned by the named executive officers for each of the fiscal years indicated.

(2)
The amounts shown in this column represent the fair value of stock options at the date of grant.  Options were granted to our President and CEO, on July 29, 2011 as a Director and on June 1, 2012 as CEO.  Options were granted to our named executive officers, other than our President and CEO on June 19, 2012. For information regarding the calculation of the grant date fair value of stock options, refer to note 9 of the Qualstar financial statements included in Item 8 of this report.

(3)	The amounts shown above under “All Other Compensation” represent matching contributions under our 401(k) plan, and premiums for disability and life insurance.

(4)	Ms. Andalon was appointed our Vice President effective March 25, 2010.

(5)	Mr. Johnson was appointed our Vice President and General Manager, N2Power effective March 25, 2010.

(6)	Mr. Gervais ended his employment as Chief Executive and President on June 15, 2012.

(7)
 Mr. Firestone commenced employment as our Chief Executive Officer and President on June 1, 2012 and received a signing bonus of $75,000.  Mr. Firestone’s incentive bonus, if any, for the initial term ending June 30, 2013 will be reduced by the amount of his signing bonus, up to $75,000.

Grants of Plan-Based Awards

The following table sets forth information regarding grants of awards to each named executive officer during the year ended June 30, 2012 under our equity incentive plan.

Grants of Plan-Based Awards in Fiscal Year 2012

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (1) (#)	Exercise or Base Price of Option Awards ($ / Sh)	Grant Date Fair Value of Option Awards (2) ($)

Lawrence D. Firestone	7/29/2011	24,000	$1.83	$15,120
Lawrence D. Firestone (3)	6/1/2012	100,000	$1.94	$55,000
Nidhi H. Andalon	6/19/2012	20,000	$1.89	$11,600
Randy Johnson	6/19/2012	20,000	$1.89	$11,600
Robert K. Covey	6/19/2012	20,000	$1.89	$11,600
William J. Gervais (4)	—	—	—	—

(1)
With the exception of the stock option grant to Mr. Firestone on June 1, 2012, stock options granted to the named executive officers vest over four years at the rate of 25% of the number of shares as of each anniversary of the date of grant, provided that the executive is still employed by Qualstar on the vesting date.

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

(3)
Under the terms of an employment agreement between the Company and Mr. Firestone as described above in “Compensation Discussion and Analysis”  under the caption entitled “Other Compensation,” 75,000 of the stock options awarded to Mr. Firestone on June 1, 2012 vest on June 30, 2013 and the remaining 25,000 on December 31, 2013.

(4)	Mr. Gervais ended his employment as Chief Executive and President on June 15, 2012.

Outstanding Equity Awards

The following table provides information regarding outstanding equity awards held by each named executive officer as of June 30, 2012, including the number of unexercised vested and unvested stock options. The vesting schedule for each grant is shown following this table.

Outstanding Equity Awards at 2012 Fiscal Year End

	Option Awards
	Number of Securities Underlying Unexercised Options (#)			Option Exercise Price ($)
					Option Expiration Date

Name	Exercisable	Unexercisable
Lawrence D. Firestone	—	24,000	(1)	$1.83	07/28/2021
Lawrence D. Firestone	—	100,000	(2)	$1.94	05/31/2022
William J. Gervais (3)	—	—		—	—
Nidhi H. Andalon	16,000	—		$3.02	06/13/2016
Nidhi H. Andalon	—	20,000	(1)	$1.89	06/18/2022
Randy Johnson	12,000	—		$3.10	03/25/2018
Randy Johnson	—	20,000	(1)	$1.89	06/18/2022
Robert K. Covey	—	20,000	(1)	$1.89	06/18/2022

(1)
Stock options granted to the named executive officers vest over four years at the rate of 25% of the options as of each anniversary of the date of grant, provided that the executive is still employed by Qualstar on the vesting date.  The amounts shown in this column represent the remaining unvested portion of each option grant.

(2)
Under the terms of an employment agreement between the Company and Mr. Firestone as described above in “Compensation Discussion and Analysis”  under the caption entitled “Other Compensation,” 75,000 of the stock options awarded to Mr. Firestone on June 1, 2012 vest on June 30, 2013 and the remaining 25,000 on December 31, 2013.

(3)	Mr. Gervais ended his employment as Chief Executive and President on June 15, 2012.

Option Exercises

The table below sets forth information for each named executive officer regarding the exercise of stock options during the fiscal year ended June 30, 2012, including the aggregate value realized upon exercise before payment of any applicable withholding taxes.

Option Exercises in Fiscal Year 2012
Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (1) ($)
Lawrence D. Firestone	—	—
William J. Gervais (2)	—	—
Nidhi H. Andalon	—	—
Randy Johnson	—	—
Robert K. Covey	—	—

(1)
The value realized on exercise of option awards represents the market price per share of common stock on the date of exercise, less the stock option exercise price per share, multiplied by the number of stock options exercised.

(2)	Mr. Gervais ended his employment as Chief Executive and President on June 15, 2012.

Director Compensation

Each of our non-employee directors receives cash fees and equity-based awards as compensation for his service on the Board of Directors and the committees of the Board on which he is a member.  The table below sets forth cash compensation earned by each non-employee director, and the grant date fair value of share-based compensation granted to each non-employee director, during the fiscal year ended June 30, 2012.

Fiscal Year 2012 Director Compensation Table

Name	Fees Earned or Paid in Cash (1) ($)	Grant Date Fair Value of Option Awards (2)(3) ($)	Total ($)
Stanley W. Corker	$23,750	—	$23,750
Lawrence D. Firestone (4)	20,000	3,490	23,490
Carl W. Gromada	23,750	—	23,750
Robert A. Meyer	23,750	—	23,750
Richard A. Nelson (5)	9,000	—	9,000
Robert E. Rich (6)	15,500	—	15,500

(1)
The amounts shown in this column represent the amount of cash compensation earned in fiscal year 2012 for service on the Board of Directors and any committees of the Board on which the director was a member in fiscal 2012.

(2)	Stock options granted to our directors typically vest over four years at the rate of 25% of the shares as of each anniversary of the date of grant.

(3)
As of June 30, 2012, each of our non-employee directors named in the above table (except Mr. Richard A. Nelson and Mr. Lawrence D. Firestone) held unexercised stock options for 24,000 shares of our common stock.

(4)
Mr. Firestone was appointed Chief Executive Officer and President on May 7, 2012, effective as of his commencement date of June 1, 2012.  He resigned as a member of the Audit Committee effective May 8, 2012.

(5)	Mr. Nelson served as a member of the Board until March, 21, 2012.

(6)	Mr. Rich resigned from the Board effective September 24, 2012.

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

Directors are eligible to receive stock options under our 2008 Stock Incentive Plan.  No stock options were granted to our non-employee directors during the fiscal year ended June 30, 2012 other than Lawrence D. Firestone who was granted an option of 24,000 shares as a non-employee director on July 29, 2011.

Potential Benefits Upon or Termination or Following a Change in Control

Stock options granted under our 2008 Stock Incentive Plan and our 1998 Stock Incentive Plan provide that upon certain circumstances in the event of or following a change in control of Qualstar, the unvested portion of such stock options will accelerate and become immediately vested in full.  In general, a change in control is deemed to occur if we were to sell substantially all of our assets or if Qualstar were to merge into, consolidate with or enter into reorganization with another entity in a transaction in which Qualstar is not the surviving corporation.

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

The Company is a party to an employment agreement with Mr. Firestone providing that if he is terminated by the Company without cause or if he resigns for good reason, he will receive his accrued compensation and, subject to certain conditions, a lump sum payment of an amount equal to his then current base salary for 18 months.  The employment agreement also provides that if Mr. Firestone is terminated by the Company without cause or if he resigns for good reason within 12 months of a change in control, he will receive his accrued compensation and severance benefits which include, subject to certain conditions, (1) a lump sum payment of an amount equal to his then current base salary for 18 months; (2) payment of COBRA premiums for 18 months; (3) a lump sum payment equal to 100% of his target incentive bonus for his then current term, prorated as of his termination date, plus an additional 12 months target incentive bonus; and (4) accelerated vesting of all his then unvested stock options.

The following table sets forth information regarding the estimated amounts that each named executive officer would have realized in the event that a change in control of Qualstar had occurred, all unvested stock options had accelerated and become immediately vested in full and, in the case of Mr. Firestone, his employment was terminated without cause or he resigned for good reason, as of June 30, 2012:

Estimated Benefits at 2012 Fiscal Year End in the Event of a Change in Control (2)

Name	Option Awards (1)	Severance	Target Bonus	COBRA
Lawrence D. Firestone	$0	$450,000	$600,000	$31,170
Nidhi H. Andalon	$200	$0	$0	$0
Randy Johnson	$200	$0	$0	$0
Robert K. Covey	$200	$0	$0	$0

(1)
The amounts in this column represent the aggregate gain each named executive officer would have realized if all unvested stock options that were held by him or her on June 30, 2012 accelerated and became immediately vested in full on that date.  The amount of gain was calculated based on the difference between the exercise price of each unvested option and the closing price of our common stock on that date, which was $1.90 per share.

(2)
In the case of Mr. Firestone, the amounts above reflect the benefits he would have been owed in the event that his employment was terminated without cause or he resigned for good reason, as of June 30, 2012. Under the terms of the employment agreement between the Company and Mr. Firestone, “cause” includes, among other acts, any act of fraud, embezzlement or dishonesty which materially adversely affects the business of the Company or any successor entity, any unauthorized use or disclosure of confidential information or trade secrets of the Company, any material act or omission involving malfeasance or gross negligence in the performance of the executive’s duties and any material deviation from any of the Company’s or a successor entity’s policies. “Good reason” includes, among other acts, a demotion or material reduction in responsibility level, a decrease in level of his compensation by more than ten percent (10%), and a relocation of more than 30 miles from the executive’s current work place.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock as of October 5, 2012 for:

•	each person (or group of affiliated persons) who we know beneficially owns more than 5% of our common stock;

•	each of our directors;

•	each of the named executive officers; and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares.  Except as indicated by footnote, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned, subject to community property laws where applicable.  The percentage of shares beneficially owned is based on 12,253,117 shares of common stock outstanding as of October 5, 2012.  Shares of common stock subject to options currently exercisable or exercisable within 60 days of October 5, 2012, are deemed outstanding for computing the percentage of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.  The address for those individuals for which an address is not otherwise indicated is: c/o Qualstar Corporation, 3990-B Heritage Oak Court, Simi Valley, California 93063.

	Common	Options Exercisable	Beneficial Ownership
Name	Shares Owned	Within 60 Days (1)	Number	Percent
BKF Capital Group, Inc.	2,234,520	—	2,234,520	18.2%
Steven N. Bronson (2)
225 N.E. Mizner Blvd., Suite 400
Boca Raton, FL 33432
Dimensional Fund Advisors, LP (3)	933,389	—	933,389	7.6%
6300 Bee Cave Road, Austin, TX 78746
Porter Orlin LLC (4)	912,901	—	912,901	7.5%
665 Fifth Avenue, Floor 34, New York, NY 10103
Lloyd Miller, III (5)	668,903	—	668,903	5.5%
222 Lakeview Avenue, Suite 160-365
West Palm Beach, FL 33401

William J. Gervais	3,283,364	—	3,283,364	26.8%

Carl Gromada	13,000	24,000	37,000	*
Stanley W. Corker	29,640	24,000	53,640	*
Lawrence D. Firestone	2,000	6,000	8,000	*
Robert A. Meyer	—	24,000	24,000	*
Robert E. Rich(6)	131,400	24,000	155,400	1.3%
Daniel C. Molhoek(6)	3,000	—	3,000	*
Robert K. Covey	48,280	—	48,280	*
Nidhi H. Andalon	—	16,000	16,000	*
Randy Johnson	—	12,000	12,000	*
Steven W. Wagner	250	—	250	*
William J. Lurie	—	—	—	*
All directors and officers as a group (11 persons)	227,570	130,000	357,570	2.9%

*Less than 1.0%

(1)	Represents shares that may be acquired upon exercise of stock options which are either currently vested or will vest within 60 days of October 5, 2012.

(2)
Based on information contained in reports filed with the Securities and Exchange Commission, BKF Capital Group, Inc. beneficially owns 2,234,520 shares of Qualstar common stock as of May 18, 2012.  Steven N. Bronson, as the Chairman and President of BKF Capital Group, Inc., may be deemed to beneficially own the shares of Qualstar held by BKF Capital Group, Inc.  Mr. Bronson, as the sole owner of BA Value Investors, LLC, is the beneficial owner of 57,700 shares of Qualstar.

(3)
Based on information contained in reports filed with the Securities and Exchange Commission, Dimensional Fund Advisors, LP, an investment adviser, beneficially owns 933,389 shares as of December 31, 2011.

(4)	Based on information contained in reports filed with the Securities and Exchange Commission, Porter Orlin LLC, an investment adviser, beneficially owns 912,901 shares as of December 31, 2011.

(5)	Based on information contained in reports filed with the Securities and Exchange Commission, Lloyd Miller, III, an investment adviser, beneficially owns 668,903 shares as of September 21, 2012.

(6)	Mr. Rich resigned from the Board effective September 24, 2012 and Mr. Molhoek joined the Board effective September 24, 2012.

Additional Equity Compensation Plan Information

Information regarding Qualstar’s equity compensation plans as of June 30, 2012 is included in Item 5 of this report and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Mr. Robert E. Rich, who served as a member of our Board of Directors from January 2000 until September 24, 2012, is a shareholder in the law firm of Stradling Yocca Carlson & Rauth, which has provided legal services to Qualstar since 1984. During the fiscal year ended June 30, 2012 Qualstar paid $134,000 to this law firm for general business purposes and $279,000 for legal services provided in connection with the proxy contest related to the special meeting of shareholders held on June 20, 2012.

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

Director Independence

Our Board has determined that all of our directors satisfy the current “independent director” standards established by rules of The Nasdaq Stock Market, Inc. (“Nasdaq”), except for William J. Gervais, who was Chief Executive Officer and President of Qualstar until June 15, 2012, when he retired; and Lawrence D. Firestone, following his appointment as successor to Mr. Gervais as Chief Executive Officer and President of Qualstar on May 7, 2012.  Each director serving on the Audit Committee of our Board also meets the more stringent independence requirements established by Securities and Exchange Commission rules applicable to audit committees.  Mr. Robert E. Rich, who served as a member of our Board of Directors from January 2000 until September 24, 2012, is a shareholder in the law firm of Stradling Yocca Carlson & Rauth, which has provided legal services to Qualstar since 1984.  Our Board has determined that no director has a relationship that would interfere with the exercise of independent judgment in carrying out his responsibilities as a director.  There are no family relationships among any of the directors or executive officers of the Company.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accountants

The aggregate fees billed by SingerLewak LLP, our independent registered public accounting firm for fiscal years 2012 and 2011 for professional services rendered to Qualstar during the fiscal years ended June 30, 2012 and June 30, 2011, respectively, were comprised of the following:

	Fiscal 2012	Fiscal 2011
Audit Fees	$115,500	$125,000
Audit-related fees	—	—
Tax fees	5,000	6,200
All other fees	—	—
Total fees	$120,500	$131,000

Audit fees include fees for professional services rendered in connection with the audit of our consolidated financial statements for each year and reviews of our unaudited consolidated quarterly financial statements, as well as fees related to consents and reports in connection with regulatory filings for those fiscal years.

SingerLewak LLP was our principal accountant for tax compliance review, tax advice and tax planning during fiscal years 2012 and 2011.  Tax fees related primarily to tax compliance review and advisory services.

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

QUALSTAR CORPORATION

Date: October 29, 2012	By:	/s/ LAWRENCE D. FIRESTONE
Lawrence D. Firestone,
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LAWRENCE D. FIRESTONE	Chief Executive Officer,	October 29, 2012
Lawrence D. Firestone	President and Director
(principal executive officer)

/s/ NIDHI H. ANDALON	Chief Financial Officer, Vice President and Secretary	October 29, 2012
Nidhi H. Andalon	(principal financial officer)

/s/ CARL W. GROMADA	Director	October 29, 2012
Carl W. Gromada

/s/ STANLEY W. CORKER	Director	October 29, 2012
Stanley W. Corker

/s/ DANIEL C. MOLHOEK	Director	October 29, 2012
Daniel C. Molhoek

/s/ ROBERT A. MEYER	Director	October 29, 2012
Robert A. Meyer

EXHIBIT INDEX

Exhibit No.	Description

3.1(1)	Restated Articles of Incorporation.

3.2(4)	Bylaws, as amended and restated as of March 24, 2011.

10.1(1)*	1998 Stock Incentive Plan, as amended and restated.

10.2(1)	Form of Indemnification Agreement.

10.3(2)	Lease agreement between Strategic Performance Fund-II, Inc. and Qualstar Corporation, dated September 20, 2000.

10.4(6)	Amendment to Lease agreement between Strategic Performance Fund-II, Inc. and Qualstar Corporation, dated June 30, 2009.

10.5(5)*	2008 Stock Incentive Plan

10.6	Consulting Agreement with William J. Gervais, dated June 22, 2012.

10.7*	Employment Agreement with Lawrence D. Firestone, dated May 8, 2012.

14.1(3)	Code of Business Conduct and Ethics

23.1	Consent of Independent Registered Public Accounting Firm (SingerLewak LLP).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the designated exhibits to Qualstar’s registration statement on Form S-1 (Commission File No. 333-96009), declared effective by the Commission on June 22, 2000.
(2)	Incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
(3)	Incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-K for the fiscal year ended June 30, 2004.
(4)	Incorporated by reference to Exhibit 3.1 to Qualstar’s Report on Form 8-K dated March 24, 2011.
(5)	Incorporated by reference to Exhibit 10.1 to Qualstar’s Report on Form 10-Q/A for the fiscal quarter ended March 31, 2009.
(6)	Incorporated by reference to Exhibit 10.4 to Qualstar’s report on Form 10-K for the fiscal year ended June 30, 2009.
*	Each of these exhibits constitutes a management contract, compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of this report.