Form 10-Q
period 2012-09-30
QUALSTAR CORP
filed 2012-11-13
CIK 758938

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Total shares of common stock without par value outstanding at September 30, 2012 are 12,253,117.

QUALSTAR CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

INDEX

	PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	● Condensed Balance Sheets — September 30, 2012 and June 30, 2012	1

	● Condensed Statements of Operations — Three months ended September 30, 2012 and 2011	2

	● Condensed Statements of Cash Flows — Three months ended September 30, 2012 and 2011	3

	● Condensed Statement of Changes in Shareholders' Equity — Three months ended September 30, 2012	4

	● Notes to Condensed Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

	PART II — OTHER INFORMATION

Iten 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 6.	Exhibits	21
	Signatures	22

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

QUALSTAR CORPORATION

CONDENSED BALANCE SHEETS

(In thousands)

	September 30, 2012	June 30, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,241	$7,381
Marketable securities, short-term	7,709	7,135
Receivables, net of allowances of $54 at September 30, 2012, and $38 at June 30, 2012	2,616	2,995
Inventories, net	4,121	4,475
Prepaid expenses and other current assets	287	151
Total current assets	$22,974	$22,137
Property and equipment, net	293	268
Marketable securities, long-term	3,649	6,369
Other assets	52	50
Total assets	$26,968	$28,824

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,158	$2,039
Accrued payroll and related liabilities	458	332
Other accrued liabilities	2,198	1,374
Total current liabilities	$3,814	$3,745

Other long term liabilities	26	26

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized, 12,253 shares issued and outstanding as of September 30, 2012 and June 30, 2012	18,892	18,878
Accumulated other comprehensive income	16	9
Retained earnings	4,220	6,166
Total shareholders' equity	$23,128	$25,053
Total liabilities and shareholders' equity	$26,968	$28,824

See notes to condensed financial statements.

QUALSTAR CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited) (In thousands, except per share data)

	Three Months Ended September 30,
	2012	2011
Power supply revenue	$1,544	$2,203
Storage revenue	1,909	2,421
Net revenues	$3,453	$4,624
Cost of goods sold	2,509	2,910
Gross profit	$944	$1,714
Operating expenses:
Engineering	666	648
Sales and marketing	531	461
General and administrative	740	592
Restructuring expense	882	-
Total operating expenses	$2,819	$1,701
(Loss) income from operations	(1,875)	13
Other (expense) income	(71)	44
(Loss) income before income taxes	(1,946)	57
Provision for income taxes	-	-
Net (loss) income	$(1,946)	$57
(Loss) earnings per common share:
Basic and Diluted	$(0.16)	$0.00
Weighted average common shares outstanding:
Basic and Diluted	12,253	12,253

See notes to condensed financial statements.

QUALSTAR CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Three Months Ended September 30,
	2012	2011
OPERATING ACTIVITIES:
Net (loss) income	$(1,946)	$57

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31	27
Provision for bad debts and returns, net	15	10
Provision for inventory reserve and adjustments	325	22
Stock based compensation	14	1
Loss on sale of marketable securities	22	17
Changes in operating assets and liabilities:
Accounts receivable	364	(1,026)
Inventories	29	(516)
Prepaid expenses and other assets	(138)	(88)
Accounts payable	(881)	451
Accrued payroll and related liabilities	126	(104)
Other accrued liabilities	824	248
Net cash used in operating activities	$(1,215)	$(901)

INVESTING ACTIVITIES:
Purchases of equipment	(56)	-
Purchases of marketable securities	(266)	(4,042)
Proceeds from the sale of marketable securities	2,397	3,704
Net cash provided by (used in) investing activities	$2,075	$(338)

FINANCING ACTIVITIES:
Net cash used in financing activities	-	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$860	$(1,239)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$7,381	$4,970

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,241	$3,731

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$7	$4

See notes to condensed financial statements.

QUALSTAR CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

THREE MONTHS ENDED SEPTEMBER 30, 2012

(Unaudited) (In thousands)

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Income	Earnings	Total
Balance at June 30, 2012	12,253	$18,878	$9	$6,166	$25,053
Stock-based compensation	—	14	—	—	14
Comprehensive loss:
Change in unrealized gains on investments			7		7
Net loss	—	—	—	(1,946)	(1,946)
Comprehensive loss	—	—	—	—	(1,939)
Balance at September 30, 2012	12,253	$18,892	$16	$4,220	$23,128

See notes to condensed financial statements

QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying condensed financial statements, including balance sheets and related interim statements of operations, cash flows, and shareholders' equity, include all adjustments, consisting primarily of normal recurring items, which are necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Examples include estimates of loss contingencies, product life cycles and inventory obsolescence, bad debts, sales returns, share-based compensation forfeiture rates, the potential outcome of future tax consequences of events that have been recognized in our financial statements or tax returns, and determining when investment impairments are other-than-temporary. Actual results and outcomes may differ from management's estimates and assumptions.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Qualstar Corporation Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed with the Securities and Exchange Commission (“SEC”) on September 21, 2012.

Risks and Uncertainties

We are subject to a number of risks and uncertainties that may significantly impact our future operating results. These risks and uncertainties are discussed under Part II, Item 1A, “Risk Factors” included in this Form 10-Q. As our interim description of risks and uncertainties only includes any material changes to our annual description, we refer you to our risk factors previously disclosed in Item 1A of our annual report on Form 10-K for the fiscal year ended June 30, 2012, as filed with the U.S. Securities and Exchange Commission (“SEC”).

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

Revenue for established products that have previously satisfied a customer's acceptance requirements and provide for full payment tied to shipment is generally recognized upon shipment and passage of title. In limited cases where a prior history of customer acceptance cannot be demonstrated or sales where customer payment dates are not determinable or when collection is not reasonably assured, revenue is deferred until customer acceptance occurs or payment has been received. On the limited shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped. The deferred revenue and deferred profit accounts are included in other accrued liabilities in the balance sheet. At September 30, 2012 we had deferred revenue of approximately $191,000 and deferred profit of approximately $4,000. At June 30, 2012 we had deferred revenue of approximately $156,000 and no deferred profit.

QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS- (Continued)

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

Fair Value of Financial Instruments

We measure fair value on all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least quarterly). See “Note 5 – Fair Value Measurements.”

Allowance for Doubtful Accounts

We estimate our allowance for doubtful accounts based on an assessment of the collectability of specific accounts and the overall condition of accounts receivable. In evaluating the adequacy of the allowance for doubtful accounts, we analyze specific trade receivables, historical bad debts, customer credits, customer credit-worthiness and changes in customers' payment terms and patterns. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make additional payments, then we may need to make additional allowances. Likewise, if we determine that we could realize more of our receivables in the future than previously estimated, we would adjust the allowance to increase income in the period we made this determination.

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

QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS- (Continued)

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

Note 2 – Recent Accounting Pronouncements

Recently adopted accounting guidance

On July 1, 2012 we adopted ASU 2011-08, guidance issued by the Financial Accounting Standards Board (“FASB”) on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. Adoption of this new guidance did not impact our financial statements.

On July 1, 2012 we adopted ASU 2011-05, guidance issued by the FASB on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders' equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance also required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. However, in December 2011, the FASB issued guidance which indefinitely defers the guidance related to the presentation of reclassification adjustments. Adoption of this new guidance did not have a material impact on our financial statements.

QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS- (Continued)

Recent accounting guidance not yet adopted

In July 2012, the FASB issued ASU 2012-02, guidance on testing indefinite-lived intangible assets for impairment. The new guidance provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform quantitative impairment test, simplifying the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. Examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses, and distribution rights. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not' that the asset is impaired. The new guidance will be effective for us beginning July 1, 2013, and will not impact our financial statements upon adoption.

In December 2011, the FASB issued guidance enhancing disclosure requirements about the nature of an entity's right to offset and related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. The new guidance will be effective for us beginning July 1, 2013, and we will not materially impact our financial statements upon adoption.

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

Our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Sales outside of North America represented approximately 36.5% of net revenues in the three months ended September 30, 2012, and 39.6% of net revenues in the three months ended September 30, 2011.

Two customers accounted for 13.6% and 10.3% of the Company's revenue for the three-month period ended September 30, 2012. The customers' accounts receivable balances, net of specific allowances, totaled approximately 16.1% and 12.1% of net accounts receivable as of September 30, 2012. One customer accounted for 10.8% of the Company's revenue for the three-month period ended September 30, 2011. The customer's accounts receivable balance, net of specific allowances, totaled approximately 9.5% of net accounts receivable as of September 30, 2011.

Note 4 – (Loss) Income per Share

Basic (loss) income per share has been computed by dividing net (loss) income by the weighted average number of common shares outstanding. Diluted (loss) income per share has been computed by dividing net (loss) income by the weighted average common shares outstanding plus dilutive securities or other contracts to issue common stock as if these securities were exercised or converted to common stock.

QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS- (Continued)

The following table sets forth the computation of basic and diluted net (loss) income per share for the periods indicated:

	Three Months Ended September 30,
In thousands (except per share amounts):	2012	2011
Net (loss) income (a)	$(1,946)	$57
Weighted average outstanding shares of common stock (b)	12,253	12,253
Dilutive potential common shares from employee stock options	—	—
Common stock and common stock equivalents (c)	12,253	12,253
Loss (Income) per share:
Basic net (loss) earnings per share (a)/(b)	$(0.16)	$0.00
Diluted net (loss) earnings per share (a)/(c)	$(0.16)	$0.00

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

Level 3 – Inputs that are generally unobservable and typically reflect management's estimate of assumptions that market participants would use in pricing the asset or liability.

QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS- (Continued)

Note 6 – Cash, Cash Equivalents and Marketable Securities

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. The Company's marketable debt securities have been classified and accounted for as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and re-evaluates the available-for-sale designations as of each balance sheet date. The Company classifies its marketable debt securities as either short-term or long-term based on each instrument's underlying contractual maturity date. Marketable debt securities with maturities of 12 months or less are classified as short-term and marketable debt securities with maturities greater than 12 months are classified as long-term.

The following tables summarize the Company's available-for-sale securities' adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short-term or long-term marketable securities as of September 30, 2012 and June 30, 2012 (in thousands):

	September 30, 2012
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term Marketable Securities	Long-term Marketable Securities
Level 1:
Cash	309	-	-	309	309	-	-
Money Market Funds	7,932	-	-	7,932	7,932	-	-
U.S. Treasury Securities	2,518	-	-	2,518	-	2,008	510
Subtotal	$10,759	$-	-	$10,759	$8,241	$2,008	$510
Level 2:
U.S. Agency Securities	751		-	751	-	751	-
Corporate securities	1,961	8	-	1,969	-	1,631	338
Municipal securities	3,158	7	-	3,165	-	2,285	880
Asset backed securities	1,126	2	-	1,128	-	986	142
Mortgage backed securities	1,828	-	(1)	1,827	-	48	1,779
Subtotal	$8,824	$17	(1)	$8,840	$-	$5,701	$3,139
Total	$19,583	$17	(1)	$19,599	$8,241	$7,709	$3,649

QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS- (Continued)

	June 30, 2012
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term Marketable Securities	Long-term Marketable Securities
Level 1:
Cash	635	-	-	635	635	-	-
Money Market Funds	6,746	-	-	6,746	6,746	-	-
U.S. Treasury Securities	2,524	-	(1)	2,523	-	1,508	1,015
Subtotal	$9,905	$-	$(1)	$9,904	$7,381	$1,508	1,015
Level 2:					-
U.S. Agency Securities	753	1	-	754	-	754	-
Corporate securities	2,593	5	(1)	2,597	-	1,696	901
Municipal Securities	3,471	6	-	3,477	-	1,752	1,725
Asset backed securities	1,629	1	-	1,630	-	1,256	374
Mortgage backed securities	2,525	-	(2)	2,523	-	169	2,354
Subtotal	$10,971	$13	$(3)	$10,981	$-	$5,627	$5,354
Total	$20,876	$13	$(4)	$20,885	$7,381	$7,135	$6,369

There were unrealized loss positions as of September 30, 2012. The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2012 and at June 30, 2012 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
September 30 , 2012	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Mortgage backed securities	48	—	1,779	(1)	1,827	(1)
Total	$48	$—	$1,779	$(1)	$1,827	$(1)

	Less Than 12 Months		12 Months or Greater		Total
June 30, 2012	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
US Treasury obligations and direct obligations of U.S. Government agencies	2,262	—	1,015	(1)	3,277	(1)
Corporate bonds	1,696	—	901	(1)	2,597	(1)
Government Sponsored Enterprise collateralized mortgage obligations	169	(1)	2,354	(1)	2,523	(2)
Total	$4,127	$(1)	$4,270	$(3)	$8,397	$(4)

QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS- (Continued)

Available-for-sale securities are recorded at market value. Unrealized holding gains and losses, net of the related income tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of shareholders' equity until realized. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale are included in earnings when the underlying securities are sold and are derived using the specific identification method for determining the cost of securities sold. Loss on the sale of marketable securities for the three months ended September 30, 2012 and 2011 was $22,000 and $17,000, respectively. The gain in net unrealized gain on available-for-sale securities that has been included in the other comprehensive income of shareholders' equity during the three months ended September 30, 2012 was $7,000. The loss in net unrealized gain on available-for-sale securities that has been included in the other comprehensive income of shareholders' equity during the three months ended September 30, 2011 was $21,000.

Note 7 - Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventories are comprised as follows (in thousands):

	September 30, 2012	June 30, 2012
Raw materials	$2,891	$3,961
Finished goods	1,998	2,235
Subtotal	4,889	6,196
Less: Inventory reserve	(768)	(1,721)
Net inventory balance	$4,121	$4,475

Note 8 – Commitments and Contingencies

Accrued Warranty

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

Activity in the liability for product warranty for the periods presented is as follows (in thousands):

	Three Months Ended September 30,
	2012	2011
Beginning balance	$205	$198
Cost of warranty claims	(13)	(20)
Accruals for product warranties	11	20
Ending balance	$203	$198

 QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS- (Continued)

Note 9 – Comprehensive Loss and Income

For the three months ended September 30, 2012 comprehensive loss amounted to approximately $1,939,000. For the three months ended September 30, 2011 comprehensive income amounted to approximately $36,000. The difference between net loss and comprehensive loss relates to the changes in the unrealized losses or gains the Company recorded for its available-for-sale marketable securities.

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

We also are subject to a variety of other claims and legal proceedings that arise from time to time in the ordinary course of our business. Although management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. We accrue loss contingencies in connection with our commitments and contingencies, including litigation, when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. As of September 30, 2012, we had accrued aggregate current liabilities of $439,000 in probable fees and costs related to our contingent legal matters.

Note 11 – Income Taxes

We did not record a provision or benefit for income taxes for the three months ended September 30, 2012 and 2011. The Company has recorded a full valuation allowance against its net deferred tax assets based on the Company's assessment regarding the realizability of these net deferred tax assets in future periods.

Note 12 – Segment Information

In its operation of the business, management reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with U.S. GAAP. Our two segments are Power Supplies and Storage. The two segments discussed in this analysis are presented in the way we internally managed and monitored performance for the three months ended September 30, 2012 and 2011. Allocations for internal resources were made for the three months ended September 30, 2012 and 2011. The power supplies segment tracks certain assets separately, and all others are recorded in the storage segment for internal reporting presentations. The types of products and services provided by each segment are summarized below:

Power Supplies — We design, develop, and sell small, open frame, high efficiency switching power supplies. These power supplies are used to convert AC line voltage to DC voltages, or DC Voltages to other DC voltages for use in a wide variety of electronic equipment such as telecommunications equipment, machine tools, routers, switches, wireless systems and gaming devices.

Storage — We design, develop, manufacture and sell automated magnetic tape libraries used to store, retrieve and manage electronic data primarily in network computing environments. Tape libraries consist of cartridge tape drives, tape cartridges and robotics to move the cartridges from their storage locations to the tape drives under software control. Our tape libraries provide data storage solutions for organizations requiring backup, recovery and archival storage of critical data.

 QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS- (Continued)

Segment revenue, loss before taxes and total assets were as follows (in thousands):

	Three Months Ended September 30,
	2012	2011
Revenue
Power Supplies	$1,544	$2,203
Storage:
Product	1,223	1,709
Service	686	712
Total storage	$1,909	$2,421
Total revenue	$3,453	$4,624

	Three Months Ended September 30,
	2012	2011
(Loss) Income before Taxes
Power Supplies	$(298)	$193
Storage	(1,648)	(136)
Total (loss) income before Taxes	$(1,946)	$57

	Three Months Ended
	September 30, 2012	June 30, 2012
Total Assets
Cash and Marketable Securities:
Cash and cash equivalents	$8,241	$7,381
Marketable securities	11,358	13,504
Total Cash and Marketable Securities	$19,599	$20,885
Power supplies and Storage:
Power Supplies	947	2,142
Storage	6,422	5,797
Power supplies and Storage	$7,369	$7,939
Total assets	$26,968	$28,824

Note 13 – Restructuring Expenses

Restructuring Charges

In the first quarter of fiscal 2013, the Company evaluated production capacity, revenue and facility size, and determined that a reduction in facility size and personnel to fit the production capacity was needed in the storage segment. This resulted in a reduction in total square footage from 56,938 square feet to approximately 38,000 square feet, or 33%, and a one-time facility restructuring charge of approximately $754,000 applied to the remaining contractual lease payments from October 2012 through December 2015 on the vacated portion of the facility in addition to contractor and moving expenses. One-time severance costs of approximately $128,000 were incurred and paid in the first quarter of fiscal 2013 within the storage segment and related to reductions in manufacturing, general and administrative and engineering.

Our restructuring actions are strategic management decisions to consolidate operations supporting our business, and until we achieve consistent and sustainable levels of profitability, we may incur restructuring charges in the future from additional cost reduction efforts. Additional charges occurred in the second quarter of fiscal 2013, as reported in Note 14 – Subsequent Events.

	Beginning Balance	Expensed	Paid	September 30, 2012 Ending balance
Lease abandonment obligation	$-	$690	$-	$690
Termination costs	-	128	(128)	-
Facility - other	-	64	(64)	-
Total Restructuring Expenses	$-	$882	$(192)	$690

Note 14 – Subsequent Events

On November 1, 2012, the Board of Directors approved the outsourcing of our storage manufacturing to a U.S. based provider. The manufacturing operations of Qualstar will eventually cease upon completion of the full outsourcing of our storage models over the next several quarters. Termination of 24% of our labor force was announced November 7, 2012 and we will incur related severance costs of approximately $266,000, which will be paid in the upcoming quarters in fiscal 2013.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Quarterly Report on Form 10-Q concerning the future business, operating results and financial condition of Qualstar including estimates, projections, statements relating to our business plans, objectives and operating results, and the assumptions upon which those statements are based, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements inherently are subject to risks and uncertainties, some of which we cannot predict or quantify. Our actual results may differ materially from the results projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 in “ITEM 1 Business,” “Item 1A Risk Factors,” and in “ITEM 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.” You generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof or variations thereon or similar terminology. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect the occurrence of events or circumstances in the future.

OVERVIEW

Qualstar Corporation (“Qualstar”) is organized into two Strategic Business Units (“SBUs”), Storage and Power Supplies. The SBUs focus on both the products and services we provide and the customers and end markets that we serve. We are focused on improving our operational and financial performance. Our top objectives are to gain additional market share, execute our operational strategy, return to profitability, generate positive cash flows and maximize our working capital by reducing our inventory.

Qualstar focuses its efforts on designing, developing, manufacturing and selling high efficiency AC-DC and DC-DC power supplies and storage products. Power supply products include ultra-small high efficiency open frame switching power supplies and provide power solutions to original equipment manufacturers to incorporate into computer based products for telephony, industrial, gaming, test equipment and other applications. Storage products include automated magnetic tape libraries used to store, retrieve and manage electronic data primarily in the network computing environment and provide solutions for organizations requiring backup, recovery and archival storage of critical electronic information.

We will continue to strategically invest in sales and marketing, engineering and service as we believe these are key drivers of our business.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We describe our significant accounting policies in Note 1, “Summary of Significant Accounting Policies” of the notes to condensed financial statements.

RESULTS OF OPERATIONS

The following table reflects, as a percentage of net revenues, statements of operations data for the periods indicated:

	Three Months Ended September 30,
	2012	2011
Power supply revenues	44.7%	47.6%
Storage revenues	55.3	52.4
Net revenues	100.0	100.0
Cost of goods sold	72.7	62.9
Gross profit	27.3	37.1
Operating expenses:
Engineering	19.3	14.0
Sales and marketing	15.4	10.0
General and administrative	21.4	12.8
Restructuring expenses	25.5	0.0
Total operating expenses	81.6	36.8
(Loss) income from operations	(54.3)	0.3
Other (expense) income	(2.1)	1.0
(Loss) income before income taxes	(56.4)	1.3
Provision for income taxes	0.0	0.0
Net (loss) Income	(56.4)%	1.3%

We have two operating segments for financial reporting purposes: power supplies and storage, as discussed in Note 12 of the Notes to Financial Statements in Item 1 of this report. The following table summarizes our revenue by operating segment:

	Three Months Ended September 30,
	2012	2011

Power Supply revenues	44.7%	47.6%
Storage revenues:
Product	35.4	4.7
Service	19.9	8.1
Total Storage revenues	55.3	52.4
	100.0%	100.0%

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Net Revenue. Net revenues decreased to $3.4 million for the three months ended September 30, 2012 from $4.6 million for the three months ended September 30, 2011, a decrease of $1.2 million, or 25.3%.

Segment Revenue

Power Supplies – Net revenues from power supplies decreased to $1.5 million for the three months ended September 30, 2012 from $2.2 million for the three months ended September 30, 2011, a decrease of $0.7 million, or 29.9%. The decrease in revenues is attributed to decreased demand by original equipment manufacturers and distributors due to short term inventory tightening in two of our stronger markets, servers and telecom

Storage – Net storage revenues decreased to $1.9 million for the three months ended September 30, 2012 from $2.4 million for the three months ended September 30, 2011, a decrease of $0.5 million, or 21.1%. This decrease in revenues was due to lower sales of TLS and XLS tape libraries, media and service, partially offset by a 15% increase in sales of RLS tape libraries with the addition of the expandability and encryption features.

Gross Profit. Gross profit represents the difference between our net revenues and cost of goods sold. Cost of goods sold consists primarily of purchased parts, direct and indirect labor costs, rent, technical support costs, depreciation, utilities, and packaging costs. Gross profit decreased to $0.9 million, or 27.3% of net revenues, for the three months ended September 30, 2012 from $1.7 million, or 37.1% of net revenues, for the three months ended September 30, 2011. The decrease in gross profit percentage is attributed to a change in product mix, an increase in inventory reserves and lower absorption of labor and overhead.

Engineering. Engineering expenses consist of engineering salaries, benefits, outside consultant fees, and purchased parts and supplies used in development activities. Engineering increased by $18,000 to $666,000 for the three months ended September 30, 2012 from $648,000 for the three months ended September 30, 2011.

Sales and Marketing. Sales and marketing expenses consist primarily of employee salaries and benefits, sales commissions, trade show costs, advertising and travel related expenses. Sales and marketing expenses increased to $531,000 for the three months ended September 30, 2012 from $461,000 for the three months ended September 30, 2011. The increase of $70,000, or 15.2%, is primarily attributed to an increase in compensation due to additional sales personnel and advertising and promotion expenses.

General and Administrative. General and administrative expenses include employee salaries and benefits and professional service fees. General and administrative expenses increased to $740,000 for the three months ended September 30, 2012 from $592,000 for the three months ended September 30, 2011. The increase of $148,000, or 25.0%, is primarily attributed to an increase in compensation and investor relations expenses.

Restructuring Expense. In the first quarter of fiscal 2013, the Company evaluated production capacity, revenue and facility size, and determined that a reduction in facility size and personnel to fit the production capacity was needed in the storage segment. This resulted in a reduction in total square footage from 56,938 square feet to approximately 38,000 square feet, or 33%, and a one-time facility restructuring charge of approximately $754,000 applied to the remaining contractual lease payments from October 2012 through December 2015 on the vacated portion of the facility in addition to contractor and moving expenses. One-time severance costs of approximately $128,000 were incurred and paid in the first quarter of fiscal 2013 within the storage segment and related to reductions in manufacturing, general and administrative and engineering. We had no restructuring expenses for the three months ended September 30, 2011.

Other Expenses and Income. Other expenses and income included $94,000 related to the settlement of litigation and investment income of $24,000 for the three months ended September 30, 2012, compared to investment income of $44,000 for the three months ended September 30, 2011.

Provision for Income Taxes. We did not record a provision or benefit for income taxes for the three months ended September 30, 2012 and 2011.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $1.2 million in the three months ended September 30, 2012, primarily attributed to the net loss for the period, a decrease in accounts payable, and an increase in prepaids and other assets, partially offset by an increase in other accrued liabilities and accrued payroll and related liabilities and a decrease in receivables. Net cash used in operating activities was $0.9 million in the three months ended September 30, 2011, primarily attributed to an increase in inventories and accounts receivable, partially offset by an increase in accounts payable and other accrued liabilities.

Cash provided by investing activities was $2.1 million in the three months ended September 30, 2012, primarily attributed to the sale of marketable securities, partially offset by the purchase of marketable securities and equipment. Cash used in investing activities was $0.3 million in the three months ended September 30, 2011, attributed to the purchases of marketable securities, partially offset by the sale of marketable securities.

Cash was not used in financing activities during the three months ended September 30, 2012 or 2011.

As of September 30, 2012, we had $8.2 million in cash and cash equivalents and $11.4 million in marketable securities. We believe that our existing cash and cash equivalents and cash flows from our operating activities, plus funds available from the sale of our marketable securities, will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. We may utilize cash to invest in businesses, products or technologies that we believe are strategic. We periodically evaluate other companies and technologies for possible investment by us. In addition, we have made and may in the future make investments in companies with whom we have identified potential synergies. However, we have no present commitments or agreements with respect to any material acquisition of other businesses or technologies.

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

ITEM 4.   CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Qualstar's disclosure controls and procedures as of September 30, 2012 pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We did not make any changes in our internal control over financial reporting during the quarter ended September 30, 2012 of Qualstar's fiscal year ending June 30, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

          There have been no significant changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

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

QUALSTAR CORPORATION

Dated: November 13, 2012	By:	/s/LAWRENCE D. FIRESTONE
Lawrence D. Firestone
Chief Executive Officer and President
(Principal Executive Officer)