Form 10-Q
period 2012-12-31
QUALSTAR CORP
filed 2013-02-14
CIK 758938

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2012

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

Total shares of common stock without par value outstanding at January 22, 2013 are 12,253,117.

QUALSTAR CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2012
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	● Condensed Balance Sheets — December 31, 2012 and June 30, 2012	1

	● Condensed Statements of Operations — Three and six months ended December 31, 2012 and 2011	2

	● Condensed Statements of Cash Flows — Six months ended December 31, 2012 and 2011	3

	● Condensed Statement of Changes in Shareholders’ Equity — Six months ended December 31, 2012	4

	● Notes to Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II — OTHER INFORMATION

Iten 1.	Legal Proceedings	22

Item1A.	Risk Factors	22

Item 6.	Exhibits	23

	Signatures	24

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUALSTAR CORPORATION
CONDENSED BALANCE SHEETS
 (In thousands)

	December 31, 2012	June 30, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,482	$7,381
Marketable securities, short-term	7,437	7,135
Receivables, net of allowances of $48 at December 31, 2012, and $38 at June 30, 2012	3,056	2,995
Inventories, net	3,991	4,475
Prepaid expenses and other current assets	213	151
Total current assets	$21,179	$22,137
Property and equipment, net	365	268
Marketable securities, long-term	3,924	6,369
Other assets	46	50
Total assets	$25,514	$28,824

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,242	$2,039
Accrued payroll and related liabilities	538	332
Other accrued liabilities	2,242	1,374
Total current liabilities	$4,022	$3,745

Other long term liabilities	26	26

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized, 12,253 shares issued and outstanding as of December 31, 2012 and June 30, 2012	18,905	18,878
Accumulated other comprehensive income	14	9
Retained earnings	2,547	6,166
Total shareholders’ equity	$21,466	$25,053
Total liabilities and shareholders’ equity	$25,514	$28,824

See notes to condensed financial statements.

QUALSTAR CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
 (Unaudited) (In thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Net revenues	$3,355	$3,555	$6,808	$8,179
Cost of goods sold	2,086	2,728	4,595	5,638
Gross profit	$1,269	$827	$2,213	$2,541
Operating expenses:
Engineering	742	650	1,408	1,298
Sales and marketing	804	448	1,335	909
General and administrative	919	741	1,659	1,333
Restructuring expense	511	-	1,393	-
Total operating expenses	$2,976	$1,839	$5,795	$3,540
Loss from operations	(1,707)	(1,012)	(3,582)	(999)
Other income (expense)	34	41	(37)	85
Loss before income taxes	(1,673)	(971)	(3,619)	(914)
Provision for income taxes	-	-	-	-
Net loss	$(1,673)	$(971)	$(3,619)	$(914)
Loss per common share:
Basic and Diluted	$(0.14)	$(0.08)	$(0.30)	$(0.07)
Weighted average common shares outstanding:
Basic and Diluted	12,253	12,253	12,253	12,253

See notes to condensed financial statements.

QUALSTAR CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Six Months Ended December 31,
	2012	2011
OPERATING ACTIVITIES:
Net loss	$(3,619)	$(914)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	67	51
Provision for bad debts and returns, net	(2)	121
Provision for inventory reserve and adjustments	325	82
Stock based compensation	27	4
Loss on sale of marketable securities	34	38
Changes in operating assets and liabilities:
Accounts receivable	(59)	50
Inventories	159	(665)
Prepaid expenses and other assets	(58)	99
Accounts payable	(796)	(52)
Accrued payroll and related liabilities	206	(182)
Other accrued liabilities	868	153
Net cash used in operating activities	$(2,848)	$(1,215)

INVESTING ACTIVITIES:
Purchases of equipment	(164)	-
Purchases of marketable securities	(3,151)	(9,656)
Proceeds from the sale of marketable securities	5,264	10,687
Net cash provided by investing activities	$1,949	$1,031

FINANCING ACTIVITIES:
Net cash used in financing activities	-	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(899)	$(184)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$7,381	$4,970

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,482	$4,786

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$7	$4

See notes to condensed financial statements.

QUALSTAR CORPORATION
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED DECEMBER 31, 2012
(Unaudited) (In thousands)

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Income	Earnings	Total
Balance at June 30, 2012	12,253	$18,878	$9	$6,166	$25,053
Share-based compensation		27			27
Comprehensive loss:
Change in unrealized gains on investments			5		5
Net loss				(3,619)	(3,619)
Comprehensive loss					(3,614)
Balance at December 31, 2012	12,253	$18,905	$14	$2,547	$21,466

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

Revenue for established products that have previously satisfied a customer’s acceptance requirements and provide for full payment tied to shipment is generally recognized upon shipment and passage of title.  In limited cases where a prior history of customer acceptance cannot be demonstrated or sales where customer payment dates are not determinable or when collection is not reasonably assured, revenue is deferred until customer acceptance occurs or payment has been received.  On the limited shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped. The deferred revenue and deferred profit accounts are included in other accrued liabilities in the balance sheet. At December 31, 2012 we had deferred revenue of approximately $152,000 and deferred profit of approximately $18,000. At June 30, 2012 we had deferred revenue of approximately $156,000 and no deferred profit. See subsequent events footnote with regard to future recognition of service revenue.

QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS- (Continued)

Marketable Securities

Marketable securities consist primarily of high-quality U.S. corporate securities, U.S. federal government debt securities, corporate and municipal bonds, collateralized mortgage obligations and asset backed securities. Our marketable securities portfolio consists of short-term securities with original maturities of greater than three months from the date of purchase and remaining maturities of less than one year and long-term securities with original maturities of greater than one year and less than five years. Marketable securities are classified as available for sale and are recorded at fair value using the specific identification method; unrealized gains and losses are reflected in other comprehensive income until realized; realized gains and losses are included in earnings when the underlying securities are sold and are derived using the specific identification method for determining the cost of securities sold. If the credit ratings of the security issuers deteriorate or if normal market conditions do not return in the near future, we may be required to reduce the value of our investments through an impairment charge and reflect them as long-term investments.

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

QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS- (Continued)

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

Recent accounting guidance not yet adopted

In July 2012, the FASB issued ASU 2012-02, guidance on testing indefinite-lived intangible assets for impairment. The new guidance provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform quantitative impairment test, simplifying the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. Examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses, and distribution rights. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is ‘more likely than not’ that the asset is impaired. The new guidance will be effective for us beginning July 1, 2013, and will not impact our financial statements upon adoption.

In December 2011, the FASB issued guidance enhancing disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. The new guidance will be effective for us beginning July 1, 2013, and will not materially impact our financial statements upon adoption.

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

QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS- (Continued)

Our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Sales outside of North America represented approximately 52.3% of net revenues in the three months ended December 31, 2012, and 40.9% of net revenues in the three months ended December 31, 2011. Sales outside of North America represented approximately 44.3% of net revenues in the six months ended December 31, 2012, and 43.4% of net revenues in the six months ended December 31, 2011.

One customer accounted for 17.8% of the Company’s revenue for the three-month period ended December 31, 2012.  The customer’s accounts receivable balance, net of specific allowances, totaled approximately 21.9% of net accounts receivable as of December 31, 2012. One customer accounted for 11.6% of the Company’s revenue for the three-month period ended December 31, 2011. The customer’s accounts receivable balance, net of specific allowances, totaled approximately 10.1% of net accounts receivable as of December 31, 2011.

One customer accounted for 9.8% of the Company’s revenue for the six-month period ended December 31, 2012.  The customer’s accounts receivable balance, net of specific allowances, totaled approximately 21.9% of net accounts receivable as of December 31, 2012. One customer accounted for 11.1% of the Company’s revenue for the six-month period ended December 31, 2011. The customer’s accounts receivable balance, net of specific allowances, totaled approximately 10.1% of net accounts receivable as of December 31, 2011.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
In thousands (except per share amounts):
Net loss (a)	$(1,673)	$(971)	$(3,619)	$(914)
Weighted average outstanding shares of common stock (b)	12,253	12,253	12,253	12,253
Dilutive potential common shares from employee stock options	—	—	—	—
Common stock and common stock equivalents (c)	12,253	12,253	12,253	12,253
Loss per share:
Basic net loss per share (a)/(b)	$(0.14)	$(0.08)	$(0.30)	$(0.07)
Diluted net loss per share (a)/(c)	$(0.14)	$(0.08)	$(0.30)	$(0.07)

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

The following tables summarize the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short-term or long-term marketable securities as of December 31, 2012 and June 30, 2012 (in thousands):

	December 31, 2012
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term Marketable Securities	Long-term Marketable Securities
Level 1:
Cash	517	-	-	517	517	-	-
Money Market Funds	5,965	-	-	5,965	5,965	-	-
U.S. Treasury Securities	2,013	-	-	2,013	-	2,013	-
Subtotal	$8,495	$-	$-	$8,495	$6,482	$2,013	$-
Level 2:
U.S. Agency Securities	-	-	-	-	-	-	-
Corporate securities	2,957	5	(1)	2,961	-	2,147	814
Municipal securities	4,231	14	-	4,245	-	2,026	2,219
Asset backed securities	822	1	-	823	-	710	113
Mortgage backed securities	1,324	-	(5)	1,319	-	541	778
Subtotal	$9,334	$20	$(6)	$9,348	$-	$5,424	$3,924
Total	$17,829	$20	$(6)	$17,843	$6,482	$7,437	$3,924

QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS- (Continued)

	June 30, 2012
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term Marketable Securities	Long-term Marketable Securities
Level 1:
Cash	635	-	-	635	635	-	-
Money Market Funds	6,746	-	-	6,746	6,746	-	-
U.S. Treasury Securities	2,524	-	(1)	2,523	-	1,508	1,015
Subtotal	$9,905	$-	(1)	$9,904	$7,381	$1,508	1,015
Level 2:					-
U.S. Agency Securities	753	1	-	754	-	754	-
Corporate securities	2,593	5	(1)	2,597	-	1,696	901
Municipal Securities	3,471	6	-	3,477	-	1,752	1,725
Asset backed securities	1,629	1	-	1,630	-	1,256	374
Mortgage backed securities	2,525	-	(2)	2,523	-	169	2,354
Subtotal	$10,971	$13	$(3)	$10,981	$-	$5,627	$5,354
Total	$20,876	$13	$(4)	$20,885	$7,381	$7,135	$6,369

There were unrealized loss positions as of December 31, 2012. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2012 and at June 30, 2012 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2012	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Corporate bonds	2,147	—	814	(1)	2,961	(1)
Government Sponsored Enterprise collateralized mortgage obligations	541	(5)	778	—	1,319	(5)
Total	$2,688	$(5)	$1,592	$(1)	$4,280	$(6)

	Less Than 12 Months		12 Months or Greater		Total
June 30, 2012	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
US Treasury obligations and direct obligations of U.S. Government agencies	2,262	—	1,015	(1)	3,277	(1)
Corporate bonds	1,696	—	901	(1)	2,597	(1)
Government Sponsored Enterprise collateralized mortgage obligations	169	(1)	2,354	(1)	2,523	(2)
Total	$4,127	$(1)	$4,270	$(3)	$8,397	$(4)

 QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS- (Continued)

Available-for-sale securities are recorded at market value. Unrealized holding gains and losses, net of the related income tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of shareholders’ equity until realized. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for sale are included in earnings when the underlying securities are sold and are derived using the specific identification method for determining the cost of securities sold. Loss on the sale of marketable securities for the six months ended December 31, 2012 and 2011 was $34,000 and $38,000, respectively. The gain in net unrealized gain on available-for-sale securities that has been included in the other comprehensive income of shareholder’s equity during the six months ended December 31, 2012 was $5,000. The loss in net unrealized gain on available-for-sale securities that has been included in the other comprehensive income of shareholder’s equity during the six months ended December 31, 2011 was $47,000.

Note 7 - Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventories are comprised as follows (in thousands):

	December 31, 2012	June 30, 2012
Raw materials	$2,682	$3,961
Finished goods	2,077	2,235
Subtotal	4,759	6,196
Less: Inventory reserve	(768)	(1,721)
Net inventory balance - current	$3,991	$4,475

Gross inventories have declined by $1.4 million from June 30, 2012

Note 8 – Commitments and Contingencies
Accrued Warranty

We provide for the estimated costs of hardware warranties at the time the related revenue is recognized. We estimate the costs based on historical and projected product failure rates, historical and projected repair costs, and knowledge of specific product failures (if any). The specific hardware warranty terms and conditions for tape libraries generally include parts and labor over a three-year period. The warranty for power supplies generally is three years. We regularly re-evaluate our estimates to assess the adequacy of therecorded warranty liabilities and adjust the amounts as necessary.

Activity in the liability for product warranty for the periods presented is as follows (in thousands):

	Six Months Ended December 31,
	2012	2011
Beginning balance	$205	$198
Cost of warranty claims	(30)	(39)
Accruals for product warranties	25	39
Ending balance	$200	$198

QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS- (Continued)

Note 9 – Comprehensive Loss and Income

For the six months ended December 31, 2012 and 2011, comprehensive loss amounted to approximately $3,614,000 and $961,000, respectively. The difference between net loss and comprehensive loss relates to the changes in the unrealized losses or gains the Company recorded for its available-for-sale marketable securities.

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

We also are subject to a variety of other claims and legal proceedings that arise from time to time in the ordinary course of our business. Although management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. We accrue loss contingencies in connection with our commitments and contingencies, including litigation, when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. As of December 31, 2012, we had accrued aggregate current liabilities of $146,000 in probable fees and costs related to our contingent legal matters.

Note 11 – Income Taxes

We did not record a provision or benefit for income taxes for the six months ended December 31, 2012 and 2011.   The Company has recorded a full valuation allowance against its net deferred tax assets based on the Company’s assessment regarding the realizability of these net deferred tax assets in future periods.

Note 12 – Segment Information

In its operation of the business, management reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with U.S. GAAP. Our two segments are Power Supplies and Storage. The two segments discussed in this analysis are presented in the way we internally managed and monitored performance for the six months ended December 31, 2012 and 2011. Allocations for internal resources were made for the six months ended December 31, 2012 and 2011. The power supplies segment tracks certain assets separately, and all others are recorded in the storage segment for internal reporting presentations.  The types of products and services provided by each segment are summarized below:

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

QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS- (Continued)

Segment revenue, loss before taxes and total assets were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Revenue
Power Supplies	$1,229	$1,984	$2,773	$4,187
Storage:
Product	1,532	1,098	2,754	2,807
Service	594	473	1,281	1,185
Total storage	$2,126	$1,571	$4,035	$3,992
Total revenue	$3,355	$3,555	$6,808	$8,179

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
(Loss) Income before Taxes
Power Supplies	$(278)	$(1)	$(576)	$192
Storage	(1,395)	(970)	(3,043)	(1,106)
Total loss before Taxes	$(1,673)	$(971)	$(3,619)	$(914)

	December 31, 2012	June 30, 2012
Total Assets
Cash and Marketable Securities:
Cash and cash equivalents	$6,482	$7,381
Marketable securities	11,361	13,504
Total Cash and Marketable Securities	$17,843	$20,885
Power supplies and Storage:
Power Supplies	775	2,142
Storage	6,896	5,797
Power Supplies and Storage	$7,671	$7,939
Total assets	$25,514	$28,824

QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS- (Continued)

Note 13 – Restructuring Expenses

Restructuring Charges

In the second quarter of fiscal 2013, the Company continued to reduce the size of its production facility in the storage segment, which resulted in a further decrease in total square footage, from 38,000 square feet to approximately 28,000 square feet, and restructuring charges of approximately $316,000 applied to the remaining contractual lease payments from December 2012 through December 2015 on the vacated portion of the facility in addition to contractor and moving expenses. Related severance costs of approximately $195,000 were incurred in the second quarter of fiscal 2013 within the storage segment.

Our restructuring actions are strategic management decisions to consolidate operations supporting our business, and until we achieve consistent and sustainable levels of profitability, we may incur restructuring charges in the future from additional cost reduction efforts.

	Beginning Balance	Expensed	Paid	Ending balance
Lease abandonment obligation	$690	$316	$(51)	$955
Termination costs	-	195	(27)	168
Total Restructuring Expenses	$690	$511	$(78)	$1,123

Note 14 – Subsequent Events

In January 2013, the Company will change its revenue policy with regard to service revenue as a result of a change in terms in a new service agreement signed with a third party service provider in January 2013.  The service provider changed the terms of the agreement from coverage over the customer's entire contractual service period to a fee per incident model to provide competitive pricing the Company received from competing service providers. As a result, the Company will change its revenue recognition policy regarding the treatment of service revenue serviced by the third party service provider from a net to a gross method prospectively in January 2013.

On January 17, 2013, BKF Capital Group, Inc., an entity controlled by Steven N. Bronson (“BKF Capital”) sent a letter (the “Notice”) to the Company, notifying the Company that in accordance with Section 6 of Article II of the Issuer’s Bylaws, as amended and restated as of March 24, 2011, BKF Capital intends to nominate six (6) directors to serve on the Qualstar’s Board of Directors at the 2013 Annual Meeting of Shareholders. If a proxy contest involving BKF Capital ensues, the Company could incur substantial costs and disruption of its operations.

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

Qualstar began fiscal 2013 under new leadership, and with a turnaround strategy for increasing revenues, reducing costs and returning the Company to profitability.  In implementing this strategy, the Company is transforming from a manufacturing-based operation to a company focused on sales growth and new product innovation through engineering.  The five main elements of the Company’s strategic turnaround plan are:  margin expansion; sales growth; new product introduction and production; working capital management and inorganic growth.

As part of its margin expansion initiative, the Company entered into a manufacturing and supply agreement with CTS Electronics Manufacturing Solutions, Inc. (“CTS”) on December 20, 2012.  Under this agreement, CTS will manufacture Qualstar’s RLS and XLS tape library products and related assemblies on a turnkey basis.  By outsourcing our tape library manufacturing, we reduced our facility size by over 50% in fiscal 2013 and our manufacturing personnel by 75%, resulting in significant reductions in manufacturing overhead with more savings expected into the third fiscal quarter and beyond.  We also modified our agreement with our third party service provider, from which we expect to yield reductions of service-related costs by approximately 75% and raise our service and overall gross margins.  The Company’s sales growth initiative included the hiring of a new Vice President of Storage Sales in August 2012, along with the addition of sales resources in both business sectors, in order to restructure and invigorate the Company’s sales force.  In our storage business, revenues increased in in the second quarter of fiscal 2013 by 35% on a quarter over the same period in the prior year.  While power supply revenues declined by approximately 38% during this same period, due to an industry-wide short term inventory tightening, we nevertheless booked on both sides of the business combined, $4.9 million in the quarter ended December 31, 2012, up from $3.5 million in the fiscal first quarter ended September 30, 2012, leading to a book-to-bill ratio of 1.46:1 and an annualized booking rate of approximately $20 million.  Continued improvement in both business units is projected as we implement further marketing and sales initiatives and align ourselves with broader and more diverse channel partners geographically.

In the area of product development, we believe that with modest investments in engineering and technical infrastructure, Qualstar has the potential to become a break-through innovator in new product development and introductions.  As part of its strategic plan, the Company has restructured development resources in its power supply business into two teams:  one to develop new and higher power level products targeted to new markets and verticals, and a separate team to respond to product modification requests to secure customer goodwill and long term design-win revenue streams.  In the storage business, Qualstar’s engineering staff has refocused its efforts into development of a unique and highly scalable tape library design intended to open significant market opportunities for the Company beyond those served by its current maximum library size.  During the first half of fiscal 2013, the Company also exited unprofitable product lines, including legacy tape libraries and touchless pointing products.

As part of the Company’s new contract with CTS, we will no longer carry component or raw material inventory for our storage products and have begun selling and shipping our existing inventory to CTS in order to free up our working capital.  For our power supply business, we have begun scrutinizing and managing inventory levels, including reductions in the quantities and diversities of parts held in stock, in order further to reduce our working capital requirements while still meeting the needs of our major OEM customers.

Finally, our primary focus to date in fiscal 2013 has been on improving the Company’s profitability and organic efficiencies. While the Company has no plans for any major acquisitions, we believe that opportunities may come to our attention that would allow us to expand our business lines through smaller, tuck-in acquisitions that can take advantage of our existing core competencies and technical know-how and provide us with an expanded product mix to market and sell to our embedded customer base. While the Company will consider such acquisition opportunities on a case-by-case basis, the board and management have no intention of pursuing any acquisitions that would weaken the Company’s balance sheet or would present significant integration challenges.

We continue to be focused on building the long-term growth areas of the business and supporting our strategic initiatives. We believe our product lines and installed base of customers are a competitive strength and provide us with the opportunity to gain market share in both the tape and power supply markets. We believe the initiatives undertaken thus far will generate cash flow and strengthen our balance sheet in the coming quarters. We will continue to introduce new products and features to help customers meet their evolving power supply and data storage requirements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We describe our significant accounting policies in Note 1, “Summary of Significant Accounting Policies” of the notes to condensed financial statements.

RESULTS OF OPERATIONS

The following table reflects, as a percentage of net revenues, statements of operations data for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Power supply revenues	36.6%	55.8%	40.7%	51.2%
Storage revenues	63.4	44.2	59.3	48.8
Net revenues	100.0	100.0	100.0	100.0
Cost of goods sold	62.2	76.7	67.5	68.9
Gross profit	37.8	23.3	32.5	31.1
Operating expenses:
Engineering	22.1	18.3	20.7	15.9
Sales and marketing	24.0	12.6	19.6	11.1
General and administrative	27.4	20.8	24.4	16.3
Restructuring expenses	15.2	-	20.5	-
Total operating expenses	88.7	51.7	85.2	43.3
Loss from operations	(50.9)	(28.4)	(52.7)	(12.2)
Other income (expense)	1.0	1.2	(0.5)	1.0
Loss before income taxes	(49.9)	(27.2)	(53.2)	(11.2)
Provision for income taxes	0.0	0.0	0.0	0.0
Net loss	(49.9)%	(27.2)%	(53.2)%	(11.2)%

We have two operating segments for financial reporting purposes: power supplies and storage, as discussed in Note 12 of the Notes to Financial Statements in Item 1 of this report. The following table summarizes our revenue by operating segment:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011

Power Supply revenues	36.6%	55.8%	40.7%	51.2%
Storage revenues:
Product	45.6	30.9	40.5	34.3
Service	17.8	13.3	18.8	14.5
Total Storage revenues	63.4	44.2	59.3	48.8
	100.0%	100.0%	100.0%	100.0%

Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011

Net Revenue.  Net revenues decreased to $3.4 million for the three months ended December 31, 2012 from $3.6 million for the three months ended December 31, 2011, a decrease of $0.2 million, or 5.6%.

Segment Revenue

Power Supplies – Net revenues from power supplies decreased to $1.2 million for the three months ended December 31, 2012 from $2.0 million for the three months ended December 31, 2011, a decrease of $0.8 million, or 38.1%.  The decrease in revenues is attributed to decreased demand by original equipment manufacturers and distributors due to short term inventory tightening in two of our stronger markets, servers and telecom.

Storage – Net storage revenues increased to $2.1 million for the three months ended December 31, 2012 from $1.6 million for the three months ended December 31, 2011, an increase of $0.5 million, or 35.4%.  This increase in revenues was due to higher sales of XLS tape libraries, service and media, partially offset by a decrease in sales of TLS and RLS tape libraries.

Gross Profit.  Gross profit represents the difference between our net revenues and cost of goods sold. Cost of goods sold consists primarily of purchased parts, direct and indirect labor costs, rent, technical support costs, depreciation, utilities, and packaging costs. Gross profit increased to $1.3 million, or 37.8% of net revenues, for the three months ended December 31, 2012 from $0.8 million, or 23.3% of net revenues, for the three months ended December 31, 2011.  The increase in gross profit percentage is attributed to a change in product mix and decreases in material costs, freight, inventory reserves and rent.  As indicated in the Company’s statement of its strategic turnaround plan, margin improvement is the first and principal objective of the plan.  As such, since June 2013, the company has been restructuring its operations to reduce the size of its manufacturing facilities, reduce the direct labor force and lower its manufacturing overhead.  The results of these initiatives have yielded further gross margin improvement from the decrease in rent expense, as well as the lower labor costs from the reduced workforce.  In addition, we expect the manufacturing outsourcing agreement signed in December with CTS to result in further reductions in cost of goods sold in future periods.

Engineering.Engineering expenses consist of engineering salaries, benefits, outside consultant fees, and purchased parts and supplies used in development activities. Engineering expenses increased to $742,000 for the three months ended December 31, 2012 from $650,000 for the three months ended December 31, 2011. The increase of $92,000, or 14.2%, is primarily attributed to an increase in headcount and  recruitment expense as we added critical talent to our N2Power engineering force.

Sales and Marketing.  Sales and marketing expenses consist primarily of employee salaries and benefits, sales commissions, trade show costs, advertising and travel related expenses. Sales and marketing expenses increased to $804,000 for the three months ended December 31, 2012 from $448,000 for the three months ended December 31, 2011. The increase of $356,000, or 79.5%, is primarily attributed to higher compensation expenses related to the additions to our storage sales force for improved regional coverage of our channel partners, and increased  advertising, promotion and marketing consultant expenses as we expanded our marketing coverage in several areas.

General and Administrative.  General and administrative expenses include employee salaries and benefits and professional service fees. General and administrative expenses increased to $919,000 for the three months ended December 31, 2012 from $741,000 for the three months ended December 31, 2011. The increase of $178,000, or 24.0%, is primarily attributed to increases in legal and investor relations expenses, and general business insurance, partially offset by a decrease in bad debt expense.

Restructuring Expense. In the second quarter of fiscal 2013, the Company continued to reduce the size of its production facility in the storage segment, which resulted in a further decrease in total square footage, from 38,000 square feet to approximately 28,000 square feet, and restructuring charges of approximately $316,000 applied to the remaining contractual lease payments from December 2012 through December 2015 on the vacated portion of the facility. Related severance costs of approximately $195,000 were incurred in the second quarter of fiscal 2013 within the storage segment.

Other Income.  Other income remained comparable at $34,000 for the three months ended December 31, 2012 and $41,000 for the three months ended December 31, 2011.

Provision for Income Taxes.  We did not record a provision or benefit for income taxes for the three months ended December 31, 2012 and 2011.

Six Months Ended December 31, 2012 Compared to Six Months Ended December 31, 2011

Net Revenue.  Net revenues decreased to $6.8 million for the six months ended December 31, 2012 from $8.2 million for the six months ended December 31, 2011, a decrease of $1.4 million, or 16.8%.

Segment Revenue

Power Supplies – Net revenues from power supplies decreased to $2.8 million for the six months ended December 31, 2012 from $4.2 million for the six months ended December 31, 2011, a decrease of $1.4 million, or 33.8%. The decrease in revenues is attributed to decreased demand by contract manufacturers, original equipment manufacturers and distributors due to short term inventory tightening in two of our stronger markets, servers and telecom.

Tape Libraries – Net tape library revenues remained comparable at $4.0 million for the six months ended December 31, 2012 and $4.0 million for the six months ended December 31, 2011.

Gross Profit.  Gross profit represents the difference between our net revenues and cost of goods sold. Cost of goods sold consists primarily of purchased parts, direct and indirect labor costs, rent, technical support costs, depreciation, utilities, and packaging costs. Gross profit decreased to $2.2 million, or 32.5% of net revenues, for the six months ended December 31, 2012 from $2.5 million, or 31.1% of net revenues, for the six months ended December 31, 2011.  The increase in gross profit percentage is attributed to a change in product mix, lower material costs and freight, partially offset by an increase in inventory reserves.  As indicated in the Company’s statement of its strategic turnaround plan, margin improvement is the first and principal objective of the plan.  As such, since June 2013, the company has been restructuring its operations to reduce the size of its manufacturing facilities, reduce the direct labor force and lower its manufacturing overhead.  The results of these initiatives have yielded further gross margin improvement from the decrease in rent expense in the current quarter in addition to the prior quarter reduction.  In addition, we expect the manufacturing outsourcing agreement signed in December with CTS to result in further reductions in cost of goods sold in future periods.

Engineering.  Engineering expenses consist of engineering salaries, benefits, outside consultant fees, and purchased parts and supplies used in development activities. Engineering expenses increased to $1.4 million for the six months ended December 31, 2012 from $1.3 million for the six months ended December 31, 2011. The increase of $0.1 million, or 8.5%, is primarily attributed to headcount and  recruitment expense as we added critical talent to our N2Power engineering force.

Sales and Marketing.  Sales and marketing expenses consist primarily of employee salaries and benefits, sales commissions, trade show costs, advertising and travel related expenses. Sales and marketing expenses increased to $1.3 million for the six months ended December 31, 2012 from $0.9 million for the six months ended December 31, 2011. The increase of $0.4 million, or 46.9%, is primarily attributed to higher compensation expenses related to the additions to our storage sales force for improved regional coverage of our channel partners, and increased advertising, promotion and marketing consultant expenses as we expanded our marketing coverage in several areas.

General and Administrative.  General and administrative expenses include employee salaries and benefits and professional service fees. General and administrative expenses increased to $1.7 million for the six months ended December 31, 2012 from $1.3 million for the six months ended December 31, 2011. The increase of $0.4 million, or 24.5%, is primarily attributed to an increase in legal compensation, investor relations expenses, and general business insurance, partially offset by a decrease in bad debt expenses.

Restructuring Expense. In the first six months of fiscal 2013, the Company evaluated production capacity, revenue and facility size, and determined that a reduction in facility size and personnel to fit the production requirements was needed in the storage segment.  This resulted in a reduction in total square footage from 56,938 square feet to approximately 28,000 square feet, or 50%, and facility restructuring charges of approximately $1,006,000 were applied to the remaining contractual lease payments from October 2012 through December 2015 on the vacated portion of the facility in addition to contractor and moving expenses. One-time severance costs of approximately $323,000 were incurred and partially paid in the first six months of fiscal 2013 within the storage segment and related to reductions in manufacturing, general and administrative and engineering.

Other (Expenses) Income.  Other expenses and income netted to $(37,000), and included $94,000 related to the settlement of litigation and investment and other income of $57,000 for the six months ended December 31, 2012 compared to $85,000 of investment and other income for the six months ended December 31, 2011.

 Provision for Income Taxes.  We did not record a provision or benefit for income taxes for the six months ended December 31, 2012 and 2011.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $2.8 million in the six months ended December 31, 2012, primarily attributed to the net loss for the period, an increase in prepaid and other assets, and a decrease in accounts payable, partially offset by a decrease in inventory and an increase in other accrued liabilities and accrued payroll and related liabilities. Net cash used in operating activities was $1.2 million in the six months ended December 31, 2011, primarily attributed to the net loss for the period, an increase in inventories and a decrease in accrued payroll and related liabilities, partially offset by an increase in other accrued liabilities and a decrease in prepaids and other assets.

Cash provided by investing activities was $1.9 million in the six months ended December 31, 2012, primarily attributed to proceeds from the sale of marketable securities, partially offset by the purchase of marketable securities and equipment.  Cash provided by investing activities was $1.0 million in the six months ended December 31, 2011, attributed to proceeds from the sale of marketable securities partially offset by purchases of marketable securities.

Cash was not used in financing activities during the six months ended December 31, 2012 or 2011.

As of December 31, 2012, we had $6.4 million in cash and cash equivalents and $11.4 million in marketable securities. The decrease in cash from 6/30/12 consisted of  approximately $0.4 million for proxy contest related expenses, $0.2 million in cash payments related to restructuring expenses, and the balance to support the operating losses.

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

Since June 30, 2013, our gross inventory has been reduced by $1.4 million as we have both written off and consumed inventory in the sale of our products.  As part of the Company’s new outsourced manufacturing agreement signed with CTS in December, CTS will be acquiring our existing raw material, component and finished goods inventory for our tape library products over time beginning in the third quarter, and will be delivering completed libraries to our customers going forward.  As such, we expect our inventory to deplete over time and our working capital to improve.

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

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Qualstar’s disclosure controls and procedures as of December 31, 2012 pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We did not make any changes in our internal control over financial reporting during the quarter ended December 31, 2012 of Qualstar’s fiscal year ending June 30, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.   Risk Factors

Except for the addition of the risk factors below, there have been no significant changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

We are transitioning the manufacturing of our tape library products to a third-party manufacturer.  If we experience problems or delays in this process, our business and reputation could suffer.

Commencing in January 2013, CTS Electronics Manufacturing Solutions, Inc. will provide turn-key manufacturing services to Qualstar for our RLS and XLS tape library products and related assemblies, and will also provide procurement services and ongoing inventory management.  CTS, a global provider of electronic manufacturing services, will provide these services at its Moorpark, California facility.  Previously, we have manufactured all of our tape library products in our own facility. If manufacturing services provided by CTS are interrupted or not performed or the performance is poor, this could result in our inability to meet customer demand, damage our reputation and customer relationships and adversely affect our business. If we experience problems with product quality or are unable to secure sufficient capacity from CTS, or if we for other reasons cease utilizing CTS, we may be unable to resume manufacturing ourselves or secure an alternative third-party manufacturing supplier in a short time frame. We could experience significant delays in the shipment of our tape library products if we are required to find an alternative third-party manufacturing supplier, which could have a material adverse effect on our business.

Future proxy contests could be disruptive and costly and the possibility that activist shareholders may wage proxy contests or gain representation on or control of our Board of Directors could cause uncertainty about the direction of our business.

Shareholders of the Company may from time to time engage in proxy solicitations, advance shareholder proposals or otherwise attempt to effect changes or acquire control over the Company. Campaigns by shareholders to effect changes at publicly-traded companies are sometimes led by investors seeking to increase short-term shareholder value by advocating corporate actions such as financial restructuring, increased borrowing, special dividends, stock repurchases or even sales of assets or the entire company.

We recently received a notice from BKF Capital Group, Inc., an entity controlled by Steven N. Bronson (“BKF Capital”) that indicates BKF Capital Group’s intention to nominate six candidates for election to our board of directors at our 2013 annual meeting of shareholders. In 2012, BKF Capital and its controlling shareholder, Mr. Bronson, engaged in an unsuccessful proxy contest to remove all the members of our Board at a special meeting of shareholders and replace such members with their own nominees. If a proxy contest involving BKF Capital ensues, or if we become engaged in a proxy contest with another activist shareholder in the future, our business could be adversely affected because:

•
responding to proxy contests and other actions by activist shareholders can disrupt our operations, be costly and time-consuming, and divert the attention of our Board and senior management from the pursuit of business strategies, which could adversely affect the Company's results of operations and financial condition;

•
perceived uncertainties as to our future direction as a result of changes to composition of our Board may lead to the perception of a change in the direction of the business, instability or lack of continuity which may be exploited by our competitors, cause concern to our current or potential clients, may result in the loss of potential business opportunities and make it more difficult to attract and retain qualified personnel and business partners; and

•	if individuals are elected to our Board with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our shareholders.

ITEM 6.   EXHIBITS

Exhibit No.	Exhibit Index
10.1	Manufacturing and Supply Agreement by and between Qualstar Corporation and CTS Electronics Manufacturing Solutions, Inc. dated December 20, 2012*.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Confidential treatment has been requested for portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALSTAR CORPORATION

Dated: February 14, 2013	By:	/s/ LAWRENCE D. FIRESTONE
Lawrence D. Firestone
Chief Executive Officer and President
(Principal Executive Officer)