Form 10-Q
period 2013-03-31
QUALSTAR CORP
filed 2013-05-15
CIK 758938

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

Total shares of common stock without par value outstanding at March 31, 2013 are 12,253,117.

QUALSTAR CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	●	Condensed Balance Sheets — March 31, 2013 and June 30, 2012	1

	●	Condensed Statements of Comprehensive Loss — Three and nine months ended March 31, 2013 and 2012	2

	●	Condensed Statements of Cash Flows — Nine months ended March 31, 2013 and 2012	3

	●	Condensed Statement of Changes in Shareholders’ Equity — Nine months ended March 31, 2013	4

	●	Notes to Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		17

Item 3.	Qualitative and Quantitative Disclosures About Market Risk		23

Item 4.	Controls and Procedures		23

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUALSTAR CORPORATION
CONDENSED BALANCE SHEETS

(Unaudited) (In thousands)

	March 31, 2013	June 30, 2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$825	$7,381
Marketable securities, short-term	7,684	7,135
Receivables, net of allowances of $68 at March 31, 2013, and $38 at June 30, 2012	3,425	2,995
Inventories, net	2,585	4,475
Prepaid expenses and other current assets	232	151
Total current assets	$14,751	$22,137
Property and equipment, net	498	268
Marketable securities, long-term	8,236	6,369
Other assets	46	50
Total assets	$23,531	$28,824

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,792	$2,039
Accrued payroll and related liabilities	677	332
Deferred service revenue	610	156
Restructuring liability	1,332	-
Other accrued liabilities	903	1,218
Total current liabilities	$5,314	$3,745

Other long term liabilities	26	26

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued	-	-
Common stock, no par value; 50,000 shares authorized, 12,253 shares issued and outstanding as of March 31, 2013 and June 30, 2012	18,922	18,878
Accumulated other comprehensive income	23	9
Retained (deficit) earnings	(754)	6,166
Total shareholders’ equity	$18,191	$25,053
Total liabilities and shareholders’ equity	$23,531	$28,824

See notes to condensed financial statements.

QUALSTAR CORPORATION
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

 (Unaudited) (In thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Net revenues	$2,952	$4,608	$9,760	$12,787
Cost of goods sold	2,080	3,418	6,675	9,056
Gross profit	$872	$1,190	$3,085	$3,731
Operating expenses:
Engineering	854	696	2,262	1,994
Sales and marketing	846	451	2,181	1,360
General and administrative	1,576	644	3,235	1,977
Restructuring expense	913	-	2,306	-
Total operating expenses	$4,189	$1,791	$9,984	$5,331
Loss from operations	(3,317)	(601)	(6,899)	(1,600)
Other income (expense)	16	48	(21)	133
Loss before income taxes	(3,301)	(553)	(6,920)	(1,467)
Provision for income taxes	-	-	-	-
Net loss	$(3,301)	$(553)	$(6,920)	$(1,467)
Change in unrealized gains(losses) on investments	9	28	14	(19)
Comprehensive loss	(3,292)	(525)	(6,906)	(1,486)
Loss per common share:
Basic and Diluted	$(0.27)	$(0.05)	$(0.56)	$(0.12)
Weighted average common shares outstanding:
Basic and Diluted	12,253	12,253	12,253	12,253

See notes to condensed financial statements.

QUALSTAR CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Nine Months Ended March 31,
	2013	2012
OPERATING ACTIVITIES:
Net loss	$(6,920)	$(1,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	136	74
Provision for bad debts and returns, net	7	121
Provision for inventory reserve and adjustments	341	230
Stock based compensation	44	6
Loss on sale of marketable securities	47	54
Changes in operating assets and liabilities:
Accounts receivable	(437)	189
Inventories	1,549	(639)
Prepaid expenses and other assets	(77)	87
Accounts payable	(247)	225
Accrued payroll and related liabilities	345	(76)
Deferred service revenue	454	110
Restructuring accrual	1,332	-
Other accrued liabilities	(316)	67
Total Adjustments	3,178	448
Net cash used in operating activities	$(3,742)	$(1,019)
INVESTING ACTIVITIES:
Purchases of equipment	(366)	(18)
Purchases of marketable securities	(9,432)	(13,137)
Proceeds from the sale of marketable securities	6,984	12,981
Net cash used in investing activities	$(2,814)	$(174)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(6,556)	$(1,193)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$7,381	$4,970
CASH AND CASH EQUIVALENTS, END OF PERIOD	$825	$3,777
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$10	$4

See notes to condensed financial statements.

QUALSTAR CORPORATION
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
NINE MONTHS ENDED MARCH 31, 2013

(Unaudited) (In thousands)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Income	Earnings	Total
Balance at June 30, 2012	12,253	$18,878	$9	$6,166	$25,053
Share-based compensation		44			44
Comprehensive loss:
Change in unrealized gains on investments			14		14
Net loss				(6,920)	(6,920)
Comprehensive loss					(6,906)
Balance at March 31, 2013	12,253	$18,922	$23	$(754)	$18,191

See notes to condensed financial statements.

QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the unaudited accompanying condensed financial statements, including balance sheets and related interim statements of comprehensive loss, cash flows, and stockholders’ equity, include all adjustments, consisting primarily of normal recurring items, which are necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses.  Examples include estimates of loss contingencies, product life cycles and inventory obsolescence, bad debts, sales returns, share-based compensation, forfeiture rates, the potential outcome of future tax consequences of events that have been recognized in our financial statements or tax returns, and determining when investment impairments are other-than-temporary.  Actual results and outcomes may differ from management’s estimates and assumptions.

Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in the Qualstar Corporation Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed with the U.S. Securities and Exchange Commission (“SEC”) on September 21, 2012.

Risks and Uncertainties

We are subject to a number of risks and uncertainties that may significantly impact our future operating results.  These risks and uncertainties are discussed under Part II, Item 1A, “Risk Factors” included in this Form 10-Q.  As our interim description of risks and uncertainties only includes any material changes to our annual description, we refer you to our risk factors previously disclosed in Item 1A of our annual report on Form 10-K for the fiscal year ended June 30, 2012, as filed with the SEC.

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

In January 2013, the third party service contract provider changed the terms of the agreement with the Company that triggered a change in revenue recognition policy for contract services. The terms of the agreement changed from coverage over the customer’s entire contractual service period to a fee per incident model. As a result, beginning in the quarter ended March 31, 2013, the Company changed its revenue recognition policy regarding the treatment of service revenue received from customers and serviced by the third party service provider from net to gross recording. Revenues for contract services are now deferred at the beginning of the service term and amortized ratably over the life of the contract. Expenses incurred related to fulfilling the service contract are expensed when incurred. This change in revenue recognition is recognized prospectively.

As a result of this change in accounting principle, the Company recorded a one-time, non-cash increase to deferred revenues of approximately $454,000 with an equal offset to revenues and net income.

Deferred revenue is shown separately in the balance sheet, and deferred profit is included in other accrued liabilities in the balance sheet.  At March 31, 2013, we had deferred revenue of approximately $610,000, and deferred profit of approximately $28,000.  At June 30, 2012, we had deferred revenue of approximately $156,000 and no deferred profit.

Marketable Securities

Marketable securities consist primarily of high-quality U.S. corporate securities, U.S. federal government debt securities, corporate and municipal bonds, collateralized mortgage obligations and asset backed securities. Our marketable securities portfolio consists of short-term securities with original maturities of greater than three months from the date of purchase and remaining maturities of less than one year and long-term securities with original maturities of greater than one year and less than five years. Marketable securities are classified as “available-for-sale” and are recorded at fair value using the specific identification method; unrealized gains and losses are reflected in other comprehensive income until realized; realized gains and losses are included in earnings when the underlying securities are sold and are derived using the specific identification method for determining the cost of securities sold. If the credit ratings of the security issuers deteriorate or if market conditions deteriorate, we may be required to reduce the value of our investments through an impairment charge and reflect them as long-term investments.

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

QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS- (Continued)

Legal and Other Contingencies

The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. An estimated loss from a loss contingency such as a legal proceeding or claim is accrued by a charge to income if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. When legal costs that the entity expects to incur in defending itself in connection with a loss contingency accrual are expected to be material, the loss should factor in all costs and, if the legal costs are reasonably estimable, they should be accrued in accordance with ASC 450, regardless of whether a liability can be estimated for the contingency itself. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. Changes in these factors could materially impact our financial statements. We have accrued $123,000 for such contingencies.

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

QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS- (Continued)

Note 2 – Recent Accounting Pronouncements

Recently adopted accounting guidance

On July 1, 2012 we adopted ASU 2011-08, guidance issued by the Financial Accounting Standards Board (“FASB”) on testing goodwill for impairment. The new guidance provides an entity with the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. Adoption of this new guidance did not impact our financial statements.

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

Recent accounting guidance not yet adopted

In July 2012, the FASB issued ASU 2012-02, guidance on testing indefinite-lived intangible assets for impairment. The new guidance provides an entity with the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test, simplifying the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. Examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses, and distribution rights. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is ‘more likely than not’ that the asset is impaired. The new guidance will be effective for us beginning July 1, 2013, and is not expected to impact our financial statements upon adoption.

In December 2011, the FASB issued ASU 2011-11 enhancing disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. The new guidance will be effective for us beginning July 1, 2013, and is not expected to  materially impact our financial statements upon adoption.

Also in December 2011, the FASB issued ASU 2011-12 requiring disclosure of items of other comprehensive income on the face of the financial statement where net income is presented. We have incorporated these disclosures in our Condensed Statements of Comprehensive Loss.

Note 3 – Concentration of Credit Risk, Other Concentration Risks and Significant Customers

We are exposed to interest rate risks.  Our investment income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in shorter duration fixed income securities. We have no outstanding debt nor do we utilize auction rate securities or derivative financial instruments in our investment portfolio.

QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS- (Continued)

Our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Sales outside North America represented approximately 65.6% of net revenues in the three months ended March 31, 2013, and 54.8% of net revenues in the three months ended March 31, 2012. Sales outside North America represented approximately 50.7% of net revenues in the nine months ended March 31, 2013, and 45.3% of net revenues in the nine months ended March 31, 2012.

Two customers accounted for 17.2% and 11.6% of the Company’s revenue for the three-month period ended March 31, 2013.  The customers’ accounts receivable balances, net of specific allowances, totaled approximately 18.8% and 7.4%, respectively, of net accounts receivable as of March 31, 2013. One customer accounted for 11.1% of the Company’s revenue for the three-month period ended March 31, 2012. The customer’s accounts receivable balance, net of specific allowances, totaled approximately 9.4% of net accounts receivable as of March 31, 2012.

Two customers accounted for 10.2% and 9.4% of the Company’s revenue for the nine-month period ended March 31, 2013.  The customers’ accounts receivable balances, net of specific allowances, totaled approximately 18.8% and 7.4%, respectively, of net accounts receivable as of March 31, 2013. One customer accounted for 11.1% of the Company’s revenue for the nine-month period ended March 31, 2012. The customer’s accounts receivable balance, net of specific allowances, totaled approximately 9.4% of net accounts receivable as of March 31, 2012.

Note 4 – Loss per Share

Basic loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding.  Diluted loss per share has been computed by dividing net loss by the weighted average common shares outstanding plus dilutive securities or other contracts to issue common stock as if these securities were exercised or converted to common stock.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
In thousands (except per share amounts):	2013	2012	2013	2012
Net loss (a)	$(3,301)	$(553)	$(6,920)	$(1,467)
Weighted average outstanding shares of common stock (b)	12,253	12,253	12,253	12,253
Dilutive potential common shares from employee stock options	—	—	—	—
Common stock and common stock equivalents (c)	12,253	12,253	12,253	12,253
Loss per share:
Basic net loss per share (a)/(b)	$(0.27)	$(0.05)	$(0.56)	$(0.12)
Diluted net loss per share (a)/(c)	$(0.27)	$(0.05)	$(0.56)	$(0.12)

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

QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS- (Continued)

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

Note 6 – Cash, Cash Equivalents and Marketable Securities Recorded at Fair Value

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

The following tables summarize the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short-term or long-term marketable securities as of March 31, 2013 and June 30, 2012 (in thousands):

	March 31, 2013
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term Marketable Securities	Long-term Marketable Securities
Level 1:
Cash	376	-	-	376	376	-	-
Money Market Funds	449	-	-	449	449	-	-
U.S. Treasury Securities	2,008	1	-	2,009	-	2,009	-
Subtotal	$2,833	$1	$-	$2,834	$825	$2,009	$-
Level 2:
U.S. Agency Securities	549	-	(1)	548	-	-	548
Corporate securities	5,914	4	(5)	5,913	-	2,488	3,425
Municipal securities	6,275	23	-	6,298	-	2,585	3,713
Asset backed securities	553	1	-	554	-	467	87
Mortgage backed securities	597	1	-	598	-	135	463
Subtotal	$13,888	$29	$(6)	$13,911	$-	$5,675	$8,236
Total	$16,721	$30	$(6)	$16,745	$825	$7,684	$8,236

QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS- (Continued)

	June 30, 2012
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term Marketable Securities	Long-term Marketable Securities
Level 1:
Cash	635	-	-	635	635	-	-
Money Market Funds	6,746	-	-	6,746	6,746	-	-
U.S. Treasury Securities	2,524	-	(1)	2,523	-	1,508	1,015
Subtotal	$9,905	$-	(1)	$9,904	$7,381	$1,508	1,015
Level 2:					-
U.S. Agency Securities	753	1	-	754	-	754	-
Corporate securities	2,593	5	(1)	2,597	-	1,696	901
Municipal Securities	3,471	6	-	3,477	-	1,752	1,725
Asset backed securities	1,629	1	-	1,630	-	1,256	374
Mortgage backed securities	2,525	-	(2)	2,523	-	169	2,354
Subtotal	$10,971	$13	$(3)	$10,981	$-	$5,627	$5,354
Total	$20,876	$13	$(4)	$20,885	$7,381	$7,135	$6,369

There were unrealized loss positions as of March 31, 2013. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2013 and at June 30, 2012 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
March 31, 2013	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Agency Bonds	-	-	548	(1)	548	(1)
Corporate Bonds	2,488	-	3,425	(5)	5,913	(5)
Total	$2,488	$-	$3,973	$(6)	$6,461	$(6)

	Less Than 12 Months		12 Months or Greater		Total
June 30, 2012	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
US Treasury obligations and direct obligations of U.S. Government agencies	2,262	—	1,015	(1)	3,277	(1)
Corporate bonds	1,696	—	901	(1)	2,597	(1)
Government Sponsored Enterprise collateralized mortgage obligations	169	(1)	2,354	(1)	2,523	(2)
Total	$4,127	$(1)	$4,270	$(3)	$8,397	$(4)

Available-for-sale securities are recorded at market value. Unrealized holding gains and losses, net of the related income tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of shareholders’ equity until realized. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for- sale are included in earnings when the underlying securities are sold and are derived using the specific identification method for determining the cost of securities sold. Loss on the sale of marketable securities for the nine months ended March 31, 2013 and 2012 was $47,000 and $54,000, respectively. The gain in net unrealized gain on available-for-sale securities that has been included in the other comprehensive income of shareholders’ equity during the nine months ended March 31, 2013 was $14,000. The loss in net unrealized gain on available-for-sale securities that has been included in the other comprehensive income of shareholders’ equity during the nine months ended March 31, 2012 was $19,000.

QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS- (Continued)

Note 7 - Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventories are comprised as follows (in thousands):

	March 31, 2013	June 30, 2012
Raw materials	$2,020	$3,961
Finished goods	1,349	2,235
Subtotal	3,369	6,196
Less: Inventory reserve	(784)	(1,721)
Net inventory balance	$2,585	$4,475

Net inventories have declined by approximately $1.9 million as we have transitioned to our outsourced manufacturing model.

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

Activity in the liability for product warranty, which is included in other accrued liabilities in the condensed balance sheets, for the periods presented is as follows (in thousands):

	Nine Months Ended March 31,
	2013	2012
Beginning balance	$205	$198
Cost of warranty claims	(51)	(60)
Accruals for product warranties	40	65
Ending balance	$194	$203

Note 9 – Comprehensive Loss

For the nine months ended March 31, 2013 and 2012, comprehensive loss amounted to approximately $6,906,000 and $1,486,000, respectively. The difference between net loss and comprehensive loss is $14,000 and ($19,000) which relates to the changes in the unrealized gains or losses respectively that the Company recorded for its available-for-sale marketable securities.

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

We also are subject to a variety of other claims and legal proceedings that arise from time to time in the ordinary course of our business. Although management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. We accrue loss contingencies in connection with our commitments and contingencies, including litigation, when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. As of March 31, 2013, we had accrued aggregate current liabilities of $123,000 in probable fees and costs related to our contingent legal matters.

Note 11 – Income Taxes

We did not record a provision or benefit for income taxes for the nine months ended March 31, 2013 and 2012.   The Company has recorded a full valuation allowance against its net deferred tax assets based on the Company’s assessment regarding the realizability of these net deferred tax assets in future periods.

Note 12 – Segment Information

In its operation of the business, management reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with U.S. GAAP. Our two segments are Power Supplies and Storage. The two segments discussed in this analysis are presented in the way we internally managed and monitored performance for the nine months ended March 31, 2013 and 2012. Allocations for internal resources were made for the nine months ended March 31, 2013 and 2012. The power supplies segment tracks certain assets separately, and all others are recorded in the storage segment for internal reporting presentations.  The types of products and services provided by each segment are summarized below:

Power Supplies — We design, develop, and sell small, open frame, high efficiency switching power supplies. These power supplies are used to convert AC line voltage to DC voltages, or DC voltages to other DC voltages for use in a wide variety of electronic equipment such as telecommunications equipment, machine tools, routers, switches, wireless systems and gaming devices.

Storage — We design, develop and sell automated magnetic tape libraries used to store, retrieve and manage electronic data primarily in network computing environments. Tape libraries consist of cartridge tape drives, tape cartridges and robotics to move the cartridges from their storage locations to the tape drives under software control. Our tape libraries provide data storage solutions for organizations requiring backup, recovery and archival storage of critical data.

QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS- (Continued)

Segment revenue, loss before taxes and total assets were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Net Revenues
Power supplies	$1,969	$2,687	$4,742	$6,874
Storage	983	1,921	5,018	5,913
Total revenue	$2,952	$4,608	$9,760	$12,787

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Loss before income taxes
Power supplies	$(262)	$140	$(828)	$332
Storage	(3,039)	(693)	(6,092)	(1,799)
Total loss before taxes	$(3,301)	$(553)	$(6,920)	$(1,467)

	March 31, 2013	June 30, 2012
Total assets
Cash and marketable securities:
Cash and cash equivalents	$825	$7,381
Marketable securities	15,920	13,504
Total cash and marketable securities	$16,745	$20,885
Power supplies and storage:
Power supplies	548	2,142
Storage	6,238	5,797
Power supplies and storage	$6,786	$7,939
Total assets	$23,531	$28,824

Note 13 – Restructuring Expenses

Restructuring Charges

In fiscal 2013, the Company has been restructuring its operations and overhead structure by reducing the size of its facilities and headcount as part of its strategic initiative to outsource manufacturing.  In the third quarter of fiscal 2013, the Company further reduced the size of its facility in Simi Valley, which resulted in an additional decrease in total square footage, from 28,000 square feet to approximately 20,000 square feet, and restructuring charges of approximately $345,000 applied to the remaining contractual lease payments from March 2013 through December 2015 on the vacated portion of the facility in addition to contractor and moving expenses. Severance costs of approximately $76,000 were paid in conjunction with the departure of several of our operations employees in the third quarter of fiscal 2013 within the storage segment.

Our restructuring actions are strategic management decisions to consolidate operations supporting our business, and until we achieve consistent and sustainable levels of profitability, we may incur restructuring charges in the future from additional cost reduction efforts.   In the fourth quarter of fiscal 2013, we expect to reduce the size of our utilized space to approximately 11,000 square feet for which we expect to incur additional restructuring charges of approximately $250,000.

	Beginning Balance December 31, 2012	Expensed	Paid	Ending Balance March 31, 2013
Lease abandonment obligation	$955	$345	$(77)	$1,223
Termination costs	168	17	(76)	109
Facility - other	-	551	(551)	-
Total Restructuring Expenses	$1,123	$913	$(704)	$1,332

Note 14 – Shareholder Activism

On January 17, 2013, BKF Capital Group, Inc., an entity controlled by Steven N. Bronson (“BKF” and, together with Mr. Bronson, the “BKF Group”), sent a purported advance notice of nomination (the “BKF Advance Notice of Nomination”) to the Company that the BKF Group intends to nominate six (6) directors for election to  the Company’s  Board of Directors (the “Board”), in opposition to the Board’s nominees, at the 2013 Annual Meeting of Shareholders.  The BKF Group is the beneficial holder of 2,292,220 shares of the Company’s common stock (approximately 18.7% of the Company’s outstanding common stock as of May 14, 2013).  In 2012, the BKF Group engaged in an unsuccessful proxy contest to remove all the members of our Board at a special meeting of shareholders and replace such members with their own nominees.

On January 30, 2013, the BKF Group commenced an unsolicited partial tender offer to purchase up to 3,000,000 shares of the Company’s common stock at a price of $1.65 per share on terms set forth on a Tender Offer Statement on Schedule TO filed by the BKF Group with the SEC (the “Partial Tender Offer”).  The BKF Group stated in the Schedule TO that it was pursuing the Partial Tender Offer for the purpose of, among other reasons, improving its prospects for the election of the BKF Group’s nominees to the Board at the 2013 Annual Meeting.  On February 5, 2013, the Company issued a press release stating that it had adopted a shareholder rights agreement intended to protect the Company and its shareholders from efforts to obtain control of the Company that the Board determines are not in the best interests of the Company and its shareholders. The Tender Offer was not consummated and was terminated by the BKF Group on February 11, 2013.

As a result of receiving the BKF Advance Notice, it is possible that the Company will be facing an opposing proxy solicitation (the “Potential Proxy Contest”) with respect to the election of directors at the 2013 Annual Meeting. Since receiving the Advance Notice, the Company has held various discussions with representatives of the BKF Group in an attempt to resolve the Potential Proxy Contest. As of the date hereof, no significant progress has been made in resolving the Potential Proxy Contest in a manner that the Company’s Board of Directors believes would be in the best interest of Qualstar’s shareholders.

If the Potential Proxy Contest ensues, or if we become engaged in a proxy contest with another activist shareholder, our business could be adversely affected because: (i) responding to proxy contests and other actions by activist shareholders can disrupt our operations, be costly and time-consuming, and divert the attention of our Board and senior management from the pursuit of business strategies, which could adversely affect the Company's results of operations and financial condition; (ii) perceived uncertainties as to our future direction as a result of a proxy contest seeking control of the Company may lead to the perception of a change in the direction of the business, instability or lack of continuity which may be exploited by our competitors, cause concern to our current or potential customers, may result in the loss of potential business opportunities and make it more difficult to attract and retain qualified personnel and business partners; and (iii) if individuals are elected to our Board with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our shareholders.

Costs incurred in the third quarter attributable to the ongoing Potential Proxy Contest, the now-terminated Partial Tender Offer and related activities, including fees of legal counsel, financial advisors and proxy solicitors, totaled approximately $640,000.  Due to the inherent uncertainty of the Potential Proxy Contest, we cannot identify the probable or estimable costs that will ultimately be incurred in connection with such matter.

Note 15 – Subsequent Events

The Company evaluates and discloses subsequent events as required by ASC Topic No. 855, Subsequent Events. The Topic establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. Subsequent events have been evaluated as of the date of this filing and no further disclosures were required.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Quarterly Report on Form 10-Q concerning the future business, operating results and financial condition of Qualstar including estimates, projections, statements relating to our business plans, objectives and operating results, and the assumptions upon which those statements are based, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements inherently are subject to risks and uncertainties, some of which we cannot predict or quantify. Our actual results may differ materially from the results projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part II, Item 1A of this report and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 in “Item 1 Business,” “Item 1A Risk Factors,” and in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof or variations thereon or similar terminology. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect the occurrence of events or circumstances in the future.

OVERVIEW

Qualstar Corporation (“Qualstar”) is organized into two Strategic Business Units (“SBUs”), Storage and Power Supplies. Power supply products include ultra-small high efficiency open frame switching power supplies and provide power solutions to original equipment manufacturers to incorporate into products for telecommunications and networking, industrial, gaming, test equipment and other applications. Storage products include automated magnetic tape libraries used to store, retrieve and manage electronic data primarily in the network computing environment and provide solutions for organizations requiring backup, recovery and archival storage of critical electronic information.

Qualstar began fiscal 2013 under new leadership, and with a turnaround strategy for increasing revenues, reducing costs and returning the Company to profitability.  The five main elements of our strategic turnaround plan are:  margin expansion; sales growth; new product introduction and production; working capital management; and inorganic growth.

In implementing Qualstar’s business turnaround strategy, we are transforming Qualstar from a manufacturing-based operation to a company focused on sales growth and new product innovation through engineering.

As part of our margin expansion initiative, we entered into a manufacturing and supply agreement with CTS Electronics Manufacturing Solutions, Inc. (“CTS”) on December 20, 2012.  Under this agreement, CTS will manufacture Qualstar’s RLS and XLS tape library products and related assemblies on a turnkey basis.  By outsourcing our tape library manufacturing, we will have reduced our facility size by over 81% in fiscal 2013 and our manufacturing personnel by 90%, resulting in significant reductions in manufacturing overhead with more savings expected into the fourth fiscal quarter and beyond.  We also modified our agreement with our third party service provider, from which we expect to yield reductions of service-related costs by approximately 75% and raise our service and overall gross margins, although recognition of the full benefit of these changes will be deferred until revenue is recognized.

To drive growth in sales, we have added sales management, staff and resellers.  We have instituted sales incentive plans designed to enhance promotion of our products through our resellers, and are exhibiting at more trade shows.

We have restructured development resources in our power supply business into two teams:  one to develop new and higher power level products targeted to new markets and verticals, and a separate team to respond to product modification requests to secure customer goodwill and long term design-win revenue streams.  We have outsourced our final Design Verification Testing process in order to shorten our time to market and focus our power supply engineering resources on new design.  In the storage business, Qualstar’s engineering staff has refocused its efforts into development of a unique and highly scalable tape library design intended to open significant market opportunities for the Company beyond those served by our current maximum library size.  During the first three quarters of fiscal 2013, we also exited unprofitable product lines, including legacy tape libraries and touchless pointing products.

As part of the Company’s working capital improvement program, under our manufacturing contract with CTS, we no longer carry component or raw material inventory for our storage products and have begun selling and shipping our existing inventory to CTS in order to free up our working capital.  For our power supply business, we have also begun streamlining and enhancing our operational efficiencies, including reductions in the quantities and diversities of parts held in stock in order to further reduce our working capital requirements while still meeting the needs of our major OEM customers. We are also exploring expansion of our power supply offerings into new markets like LED lighting, where our extremely high efficiency and small form factor are strategic advantages.

During the first half of the fiscal year, we added a Vice President of Sales, and sales and engineering personnel.  Since the beginning of the third quarter, our management team has been strengthened by the addition of a new Chief Financial Officer, and a new senior executive in charge of overseeing all outsourced manufacturing and related operations, and a national sales manager in the power supply business.

We continue to be focused on building the long-term growth areas of the business and supporting our strategic initiatives. We believe our product lines and installed base of customers are a competitive strength and provide us with the opportunity to gain market share in both the storage and power supply markets. We believe the initiatives undertaken thus far will generate cash flow and strengthen our balance sheet in the coming quarters. We will continue to introduce new products and features to help customers meet their evolving power supply and data storage requirements.

Finally, while our primary focus to date in fiscal 2013 has been on changing the Company’s structure to minimize fixed overhead to improve the Company’s profitability and organic efficiencies, we believe that opportunities are also available for us to expand our business lines through acquisitions.  In executing on our turnaround strategy for Qualstar, we are installing the processes, people and strategies that we believe will position us for profitable growth in 2014, and that will allow us to profitably complete and manage acquisitions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We describe our significant accounting policies in Note 1, “Summary of Significant Accounting Policies” of the accompanying Notes to Condensed Financial Statements.

RESULTS OF OPERATIONS

 (Unaudited) (In thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Power supply revenues	$1,969	$2,686	$4,742	$6,874
Storage revenues	983	1,922	5,018	5,913
Net revenues	2,952	4,608	9,760	12,787
Cost of goods sold	2,080	3,418	6,675	9,056
Gross profit	$872	$1,190	$3,085	$3,731
Operating expenses:
Engineering	854	696	2,262	1,994
Sales and marketing	846	451	2,181	1,360
General and administrative	935	644	2,580	1,977
Proxy contest and Tender Offer costs	641	-	655	-
Restructuring expense	913	-	2,306	-
Total operating expenses	$4,189	$1,791	$9,984	$5,331
Loss from operations	(3,317)	(601)	(6,899)	(1,600)
Other income (expense)	16	48	(21)	133

Net loss	$(3,301)	$(553)	$(6,920)	$(1,467)

The following table reflects, as a percentage of net revenues, statements of operations data for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Power supply revenues	66.7%	58.3%	48.6%	53.8%
Storage revenues	33.3	41.7	51.4	46.2
Net revenues	100.0	100.0	100.0	100.0
Cost of goods sold	70.5	74.2	68.4	70.8
Gross profit	29.5	25.8	31.6	29.2
Operating expenses:
Engineering	28.9	15.1	23.2	15.6
Sales and marketing	28.7	9.8	22.3	10.6
General and administrative	32.0	14.0	26.6	15.5
Proxy contest and Tender Offer costs	21.4	-	6.5	-
Restructuring expenses	30.9	-	23.6	-
Total operating expenses	141.9	38.9	102.2	41.7
Loss from operations	(112.4)	(13.1)	(70.6)	(12.5)
Other income (expense)	0.5	1.0	(0.2)	1.0
Net loss	(111.9)%	(12.1)%	(70.8)%	(11.5)%

We have two operating segments for financial reporting purposes: power supplies and storage, as discussed in Note 12 of the accompanying Notes to Financial Statements in Item 1 of this report. The following table summarizes our revenue by operating segment in thousands of dollars:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012

Power supply revenues	$1,969	$2,686	$4,742	$6,874
Storage revenues	983	1,922	5,018	5,913
	$2,952	$4,608	$9,760	$12,787

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012

Power supply revenues	66.7%	58.3%	48.6%	53.8%
Total Storage revenues	33.3	41.7	51.4	46.2
	100.0%	100.0%	100.0%	100.0%

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Bookings.

During the quarter, we booked $2.0 million in orders for storage equipment and services and $1.5 million in orders for N2Power power supplies.  Our storage bookings for the fiscal third quarter were negatively impacted by the Partial Tender Offer by the BKF Group in late January, as described above in Note 14 to the Condensed Financial Statements, which we observed to cause uncertainty and deferral of business opportunities among our resellers and end users.  Bookings for extended service were also negatively impacted by the US Government sequester, whereby in many instances only monthly rather than annual service agreements were booked.

Backlog.

At the end of the third quarter, we had a total backlog of $3.4 million, of which we believe $2.7 million is deliverable in the fourth quarter of the fiscal year.

Net Revenues.

Net revenues were $3.0 million for the three months ended March 31, 2013 compared with $4.6 million for the three months ended March 31, 2012, a decrease of $1.6 million, or 35.9%, caused by the change in revenue recognition for service revenue as we deferred $454,000 of such revenue, and by decreased bookings attributable to the Partial Tender Offer.

Power Supplies – Net revenues from power supplies were $2.0 million for the three months ended March 31, 2013 compared with $2.7 million for the three months ended March 31, 2012, a decrease of $0.7 million, or 26.7%.  The decrease in revenues was attributed to decreased demand by original equipment manufacturers in the network and telephony market and distributors due to inventory tightening and comparatively weak demand overall.  We have seen indications of improved demand.  During the quarter we secured 20 design wins for our power supply products which will drive revenue growth in future quarters as our customers launch their own new products.

Storage – Net storage revenues decreased to $1.0 million for the three months ended March 31, 2013 from $1.9 million for the three months ended March 31, 2012, a decrease of $0.9 million, or 48.8%.  Although we began to gain momentum in equipment sales in the second quarter, revenues decreased in the third quarter partly due to the interruption of new equipment bookings resulting from the Partial Tender Offer.  In addition, service revenue recognized declined as we adopted a fully deferred revenue recognition model, described in Note 1.  As a result of this change, we deferred approximately $454,000 of service revenue which would have been recognized under the previous accounting treatment.  This revenue will now be fully recognized over the life of the respective service contracts.

Gross Profit.  Gross profit decreased to $0.9 million for the three months ended March 31, 2013 from $1.2 million for the three months ended March 31, 2012.   While gross profits were lower, gross margins increased to 29.5% of revenues from 25.8% in the comparative quarter of 2012.  This increase in gross margin was attributable to the restructuring of our operations and the outsourcing of storage manufacturing to CTS, but was partially reduced by the deferred revenue recognition on our service revenues.  Gross profit represents the difference between our net revenues and cost of goods sold. Cost of goods sold consists primarily of material cost, direct and indirect labor costs, manufacturing overhead, freight and packaging costs.

Engineering.  Engineering expenses increased by $158,000, or 22.7%, to $854,000 for the three months ended March 31, 2013 from $696,000 for the three months ended March 31, 2012. This increase was primarily attributed to wage, recruiting and consulting expenses as we added critical talent to our N2Power engineering team.  During the third quarter, the storage engineering team was dedicated to the manufacturing transition to CTS. Engineering expenses consist of wages and fringes, professional fees, and materials used in development activities.

Sales and Marketing.  Sales and marketing expenses increased by $395,000, or 87.6% to $846,000 for the three months ended March 31, 2013 from $451,000 for the three months ended March 31, 2012. The increase was primarily attributed to the addition of sales staff as we built our sales force on the storage side of the business, as well as the promotional and travel costs incurred by increasing our representation at trade shows.  We have also instituted sales incentive programs designed to enhance promotion of Qualstar products through our resellers.  We have also increased advertising and promotion for the N2Power business.  Sales and marketing expenses consist primarily of employee wages and fringes, and the costs of promoting our products through trade shows, advertising and travel related expenses.

General and Administrative.  General and administrative expenses increased to $1,576,000 for the three months ended March 31, 2013 from $644,000 for the three months ended March 31, 2012. Approximately $641,000 of this increase was attributable to proxy contest and tender offer costs, as discussed in the next paragraph. The remaining increase of approximately $292,000 was primarily attributed to increases in wages and fringes and professional fees.  General and administrative expenses include employee wages and fringes and professional fees.

Shareholder Activism Matters. Costs incurred in the third quarter attributable to the ongoing Potential Proxy Contest, the now-terminated Partial Tender Offer and related activities, including fees of legal counsel, financial advisors and proxy solicitors, totaled approximately $641,000.  Due to the inherent uncertainty of the Potential Proxy Contest, we cannot identify the probable or estimable costs that will ultimately be incurred in connection with such matter.  In an effort to resolve these matters, and dramatically reduce related costs, we have approached the BKF Group in an effort to settle these matters and avoid further costs and distractions of another proxy contest.

Restructuring Expense.  Since June 2012, the Company has undergone a major restructuring.  In the third quarter of fiscal 2013, the Company continued to implement its restructuring plan in part by reducing the size of the production facility in the storage segment, by eliminating the stockroom.  Such remaining materials were shipped to a bonded warehouse or sold to CTS.  This resulted in a further decrease in total square footage and restructuring charges of approximately $345,000 which were applied to the remaining contractual lease payments from March 2013 through December 2015 on the vacated portion of the facility.  We hired contractors and a moving company to expedite the moving process.  We reduced our workforce as CTS hired key manufacturing resources, and we paid our departing employees severance costs of approximately $76,000 in the third quarter of fiscal 2013.

Other Income.  Other income declined to $16,000 for the three months ended March 31, 2013 from $48,000 for the three months ended March 31, 2012 due to reduction of interest rates and a reduction of funds invested.

Provision for Income Taxes.  We did not record a provision or benefit for income taxes for the three months ended March 31, 2013 or 2012.

Nine Months Ended March 31, 2013 Compared to Nine Months Ended March 31, 2012

Bookings.

Bookings for the nine months ended March 31, 2013 were $11.9 million, of which storage bookings were $7.1 million and N2Power bookings were $4.8 million.

Backlog.

At the end of the third quarter, we had a total backlog of $3.4 million, of which we believe $2.7 million is deliverable in the fourth quarter of the fiscal year.

Net Revenues.

Net revenues were $9.8 million for the nine months ended March 31, 2013 compared with $12.8 million for the nine months ended March 31, 2012, a decrease of $3.0 million, or 23.7%.   This was caused by general inventory tightening in the power supply market, the change in revenue recognition for service revenue as we deferred $454,000 of such revenue, and overall decreased revenue attributable to the Partial Tender Offer.

Power Supplies – Net revenues from power supplies were $4.7 million for the nine months ended March 31, 2013 from $6.9 million for the nine months ended March 31, 2012, a decrease of $2.1 million, or 31.0%. This was attributed to decreased demand from the network and telephony market.  We are beginning to see signs of increased demand in this market.  During the nine months, we secured 40 design wins for our power supply products that will drive revenue growth in future quarters.

Storage – Net storage revenues were $5.0 million for the nine months ended March 31, 2013 compared with $5.9 million for the nine months ended March 31, 2012 a decrease of $0.9 million, or 15.1%.  This was primarily due to the deferral of $454,000 of service revenues and the interruption of new equipment bookings resulting from the Partial Tender Offer.

Gross Profit.  Gross profit was $3.1 million  for the nine months ended March 31, 2013 compared with $3.7 million for the nine months ended March 31, 2012.  This was primarily due to the $0.5 million of deferred service revenue as we changed our revenue recognition.  While gross profits were lower, gross margin increased to $31.6% from 29.2% in the period.  Gross profit represents the difference between our net revenues and cost of goods sold. Cost of goods sold consists primarily of material cost, direct and indirect labor costs, manufacturing overhead, freight and packaging costs.

Engineering.  Engineering expenses were $2.3 million for the nine months ended March 31, 2013 compared with $2.0 million for the nine months ended March 31, 2012. The increase of $0.3 million, or 13.4%, was primarily attributed to headcount and recruitment expense, and consulting expenses as we added critical talent to our N2Power engineering force.  Engineering expenses consist of engineering wages and fringes, outside consultant fees, and purchased parts and supplies used in development activities.

Sales and Marketing.  Sales and marketing expenses were $2.2 million for the nine months ended March 31, 2013 compared with $1.4 million for the nine months ended March 31, 2012. The increase of $0.8 million, or 60.4%, was primarily attributed to higher compensation expenses related to the additions to our storage sales force for improved regional coverage of our channel partners, and increased advertising, promotion, trade show attendance and marketing consultant expenses as we expanded our marketing coverage in several areas.  Sales and marketing expenses consist primarily of employee wages and fringes, sales commissions, trade show costs, advertising and travel related expenses.

General and Administrative.  General and administrative expenses include employee wages and fringes and professional service fees. General and administrative expenses increased to $3.2 million for the nine months ended March 31, 2013 from $2.0 million for the nine months ended March 31, 2012. Approximately $0.7 million of this increase is attributable to proxy contest and tender offer costs, as discussed below. The remaining increase of approximately $0.5 million is primarily attributable to an increase in legal, investor relations, and general business insurance expenses, partially offset by a decrease in bad debt expense.

Shareholder Activism Matters. Costs incurred in the first nine months of the fiscal year attributable to the ongoing Potential Proxy Contest, the now-terminated Partial Tender Offer and related activities, including fees of legal counsel, financial advisors and proxy solicitors, totaled approximately $0.7 million.  Due to the inherent uncertainty of the Potential Proxy Contest, we cannot identify the probable or estimable costs that will ultimately be incurred in connection with such matter.  In an effort to resolve these matters, and dramatically reduce related costs, we have approached the BKF Group in an effort to settle these matters and avoid further costs and distractions of these activities.

Restructuring Expense.  In the first nine months of fiscal 2013, the Company incurred $2.3 million of restructuring charges as it evaluated production capacity, revenue and facility size, and determined that a reduction in facility size and personnel to fit the outsourced production requirements was needed in the storage segment.  This resulted in a significant reduction in total square footage and facility restructuring charges of approximately $1.4 million. applied to the remaining contractual lease payments from October 2012 through December 2015 on the vacated portion of the facility.  One-time severance costs of approximately $0.7 million were incurred and partially paid in the first nine months of fiscal 2013 within the storage segment.

Other Income (Expense).  Other income (expense) netted to $(21,000), and included $94,000 related to the settlement of litigation partially offset by investment and other income of $73,000 for the nine months ended March 31, 2013 compared to $133,000 of investment and other income for the nine months ended March 31, 2012.

 Provision for Income Taxes.  We did not record a provision or benefit for income taxes for the nine months ended March 31, 2013 or 2012.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $3.7 million in the nine months ended March 31, 2013, primarily attributed to the $6.9 million net loss for the period, an increase of $514,000 in accounts receivable and prepaid and other assets and a $247,000 decrease in accounts payable, partially offset by a $1.5 million decrease in inventory, a $1.3 million increase in restructuring liability, and a $454,000 increase in deferred revenue.  Net cash used in operating activities was $1.0 million in the nine months ended March 31, 2012, primarily attributed to the net loss for the period and an increase of $639,000 in inventories, partially offset by an increase of $403,000 in accounts payable and other accrued liabilities and a decrease of $189,000 in accounts receivable.

Cash used in investing activities was $2.8 million in the nine months ended March 31, 2013, primarily attributed to the purchase of marketable securities, partially offset by proceeds from the sale of marketable securities.   Cash used in investing activities was $0.2 million in the nine months ended March 31, 2012, primarily attributed to the purchase of marketable securities, partially offset by proceeds from the sale of marketable securities.

Cash was not used in financing activities during the nine months ended March 31, 2013 or 2012.

As of March 31, 2013, we had $0.8 million in cash and cash equivalents and $15.9 million in marketable securities. The decrease in cash from June 30, 2012 consisted of approximately $0.4 million for proxy contest related expenses, $1.0 million in cash payments related to restructuring expenses, and the balance to support the operating losses.

We believe that our existing cash and cash equivalents and cash flows from our operating activities, plus funds available from the sale of our marketable securities, will be sufficient to fund our working capital and capital expenditure needs for the next 12 months. We may utilize cash to invest in or acquire businesses, products or technologies that we believe are strategic. We periodically evaluate other companies and technologies for possible investment or acquisition by us. In addition, we have made and may in the future make investments in companies with whom we have identified potential synergies. However, we have no present commitments or agreements with respect to any material investment in or acquisition of other businesses or technologies.

Since June 30, 2012, our gross inventory has been reduced by $2.8 million as we have both written off and consumed inventory in the sale of our products.  As part of the Company’s new outsourced manufacturing agreement signed with CTS in December 2012, CTS is acquiring our existing raw material, component and finished goods inventory for our storage products, and will be delivering completed libraries to our customers going forward.  In the quarter ended March 31, 2013, CTS purchased $336,000 of such inventory.  Going forward, we expect the majority of our inventory to be depleted to comprise predominantly service spares, and as a result we expect our liquidity to improve.

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

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Qualstar’s disclosure controls and procedures as of March 31, 2013 pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We did not make any changes in our internal control over financial reporting during the quarter ended March 31, 2013 of Qualstar’s fiscal year ending June 30, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

          Commencing in January 2013, CTS Electronics Manufacturing Solutions, Inc. began providing turn-key manufacturing services to Qualstar for our RLS and XLS tape library products and related assemblies, and also provides procurement services and ongoing inventory management.  CTS, a global provider of electronic manufacturing services, provides these services at its Moorpark, California facility.  Previously, we manufactured all of our tape library products in our own facility. If manufacturing services provided by CTS are interrupted or not performed as needed, this could result in our inability to meet customer demand, damage our reputation and customer relationships and adversely affect our business. If we experience problems with product quality or are unable to secure sufficient capacity from CTS, or if we for other reasons cease utilizing CTS, we may be unable to resume manufacturing ourselves or secure an alternative third-party manufacturing supplier in a short time frame. We could experience significant delays in the shipment of our tape library products if we are required to find an alternative third-party manufacturing supplier, which could have a material adverse effect on our business.

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

We received a notice, sent on January 17, 2013, from BKF Capital Group, Inc., an entity controlled by Steven N. Bronson (“BKF”) that indicates BKF’s intention to nominate six candidates for election to our board of directors at our 2013 annual meeting of shareholders. In 2012, BKF and its controlling shareholder, Mr. Bronson, engaged in an unsuccessful proxy contest to remove all the members of our Board at a special meeting of shareholders and replace such members with their own nominees. If a proxy contest involving BKF ensues, or if we become engaged in a proxy contest with another activist shareholder in the future, our business could be adversely affected because:

•
responding to proxy contests and other actions by activist shareholders can disrupt our operations, be costly and time-consuming, and divert the attention of our Board and senior management from the pursuit of business strategies, which could adversely affect the Company's results of operations and financial condition;

•
perceived uncertainties as to our future direction as a result of a proxy contest seeking control of the Company may lead to the perception of a change in the direction of the business, instability or lack of continuity which may be exploited by our competitors, cause concern to our current or potential customers, may result in the loss of potential business opportunities and make it more difficult to attract and retain qualified personnel and business partners; and

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

QUALSTAR CORPORATION

Dated: May 15, 2013	By:	/s/LAWRENCE D. FIRESTONE
Lawrence D. Firestone
Chief Executive Officer and President
(Principal Executive Officer)