Form 10-K
period 2013-06-30
QUALSTAR CORP
filed 2013-09-30
CIK 758938

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 000-30083

QUALSTAR CORPORATION

CALIFORNIA	95-3927330
(STATE OF INCORPORATION)	(I.R.S. ID NO.)

3990-B HERITAGE OAK COURT, SIMI VALLEY, CA 93063

(805) 583-7744

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock	The NASDAQ Stock Market LLC

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

As of December 31, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common equity held by non-affiliates of the registrant was approximately $6,257,000 based on the closing sales price as reported on the NASDAQ Stock Market.  As of September 12, 2013, there were 12,253,117 shares of common stock without par value outstanding.

QUALSTAR CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2013

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

PART I

ITEM 1. BUSINESS

INTRODUCTION

Qualstar Corporation (“Qualstar”) is a leading provider of high efficiency and high density power supplies marketed under the N2Power brand, and of data storage systems marketed under the Qualstar brand. Qualstar is organized into two Strategic Business Units, Storage and Power Supplies. Power supply products include ultra-small high efficiency open frame switching power supplies and provide power solutions to original equipment manufacturers to incorporate into products for telecommunications and networking, industrial, gaming, test equipment and other applications. Storage products include highly scalable automated magnetic tape libraries used to store, retrieve and manage electronic data primarily in the network computing environment and provide solutions for organizations requiring backup, recovery and archival storage of critical electronic information.

The N2Power division provides both high efficiency and high density AC/DC and DC/DC power supplies for a variety of applications including data center technologies such as switches, routers, data storage, servers and networking communications equipment.  We also design and manufacture power solutions for the telecommunications industry employing both conventional AC/DC systems and DC/DC systems. With a wide variety of standard products and the ability to create custom and semi-custom products, we offer a very comprehensive product line to OEMs that require high-value, high-efficiency power supplies to meet individual needs. The N2 brand is one of the industry leaders in delivering high power density/high efficiency ratios.

The Storage division provides high quality and highly reliable data protection and archive storage systems which are used to record, retrieve and manage electronic data, primarily in networked computing environments.  Our storage products integrate with all major operating systems including Windows, Linux and UNIX, and are compatible with a wide range of storage management software solutions such as those offered by IBM, EMC, CommVault and Symantec.  We offer products spanning the storage needs of the small and medium-size business market to the enterprise market. In addition to storage products the Storage division offers comprehensive worldwide service and support programs that enable customers to keep our products running in environments where the ability to constantly access data is vital.

We design our products at our location in California, and we sell our products globally through authorized resellers and original equipment manufacturers (“OEMs”). Our N2Power division utilizes contract manufacturers in Asia to produce our power supply products, while our Storage division products are manufactured by a contract manufacturer in California. During fiscal year 2013 we outsourced the manufacturing of our storage products. Our research, development and engineering organization is located in Simi Valley, California.

Qualstar was incorporated in California in 1984.

POWER SUPPLY INDUSTRY

Background

The power conversion markets are comprised of a few large suppliers and a number of smaller companies that focus on specialized products.  The power conversion market includes the Servers, Storage and Network (“SSN”), Industrial and Transportation (“IND”) and Network Power Systems (“NPS”) markets.

We believe the following key trends will continue to drive demand for power conversion products:

●

Increasing amounts of power required by the communications infrastructure industry.  The proliferation of data centers and their related infrastructures, the internet, wireless communications, broadband applications, server and storage farms and other new technologies, have increased exponentially the amount of information transmitted.  As a result, the push for higher bandwidth and more efficient and effective systems has been driving a faster replacement cycle for telecommunications equipment as well as strong infrastructure expansion.

●

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

Strategy

Our primary objective in our power supply business is to be a global leader in high-efficiency, high-density power conversion for the data center, communications equipment, and industrial and telecommunications network power markets.  To achieve this objective we plan to:

●

Continue to expand our sales channels and geographies.  We promote the N2Power brand on a global basis and are targeting larger OEMs, and distributers who have a presence in markets and geographies that we do not currently serve.

●

Continue to drive deeper penetration in our current OEM customers.  Our OEM customers are constantly changing their products and introducing new products.  We are driving to become the supplier of choice within our OEM customer base to leverage our existing relationships and drive volume growth within the same sales channel.

●

Continue to expand our footprint in the data center equipment and communications markets.  Our products are very well suited for the data center equipment, gaming, networking and communications systems markets.  We have secured several sizable OEM customers in these markets and are driving deeper penetration within our current customer base as well as adding new customers in these markets.

●

Expand our product line while continuing to drive for higher power levels and greater conversion efficiencies in a smaller footprint.  Minimizing volume requirements within our customers’ products is critical, and as a result there is a continuing need for smaller packaging while delivering additional power.  Our product roadmap addresses these needs and our objective is to lead the industry with the greatest efficiency in the smallest footprint with the highest power available.  In this way, we can deliver advantages to our OEM customers as they leverage our technology in their product designs.

●

Expand our product line through private label offerings.  We have identified a need for entry level storage libraries and will be partnering with another manufacturer to offer private label products in the sub-RLS category.  In this way, we can introduce customers to the quality and service offered by Qualstar so that when their storage needs increase, our mid to high end products become a logical choice for them.

●

Organize our technology resources for fast time to market on derivative products. Our customers continually request derivative configurations to our existing products.  In order to serve this market effectively, we are organizing our engineering resources for fast turnaround on these designs to shorten our OEM customers’ design cycle, leading to faster time to market.

Our Power Supply Products

We design, develop, manufacture and market our power supply products, whose purpose is to convert, regulate, purify, manage or distribute electrical power for electronic equipment.  Our products generally convert AC current from the grid to DC current for use in computer based products, or modify the voltage being delivered (DC to DC).  We specifically target markets where high efficiency and power density are important to our customers.

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

Our products can be classified into the following principal groups:

●

AC/DC power supplies.  Our compact AC/DC power supplies convert AC input voltages ranging from 90VAC to 264VAC into precisely controlled DC output voltages, while achieving efficiencies of up to 93%. The power supplies utilize unique integrated circuits (ICs) to control the operation of the supply and provide operating protections, including over power protection (OPP), over current protection (OCP), over temperature protection (OTP), and over voltage protection (OVP). Constant voltage outputs range from 5VDC to 56VDC, and are available in single and multi-output versions. Constant current versions of the AC/DC power supplies are available with output voltages of 5, 12, 24, 28, 36, 40, 48, or 56VDC, and are typically used in the light emitting diode (LED) lighting industry. Convection-cooled versions of the power supplies provide efficient operation in the absence of forced air cooling. The power supplies may be configured to share current between multiple power supplies, allowing for N and N+1 redundancy installations. An optional PMBUSTM digital communications interface is also available to allow up to four of our model XL275 power supplies to communicate over the same bus for remote control of the main outputs and the 12V fans.

●

DC/DC power supplies.  The DC/DC power supplies modify 24VDC or 48VDC input voltages into a variety of DC output voltages, while achieving efficiencies greater than 90%. As in our AC/DC power supplies, the DC/DC models utilize unique ICs to control the operation of the supply and provide several methods of protection, including OPP, OCP, OTP, and OVP. Constant voltage outputs range from 5VDC to 56VDC, and are available in single and multi-output versions.

DATA STORAGE INDUSTRY

Background

The data protection and archival storage markets are comprised of a few large suppliers and a number of smaller companies that offer specialized products and capacity ranges.  Solutions include both disk based and tape library based systems and related software.

We believe the increasing amounts of storage required by the IT universe, especially in the media and entertainment business, will continue to drive demand for archive storage products. The proliferation of e-commerce, video streaming, digital media, and advanced software applications has driven growth in the production of electronic information to an exponential level.  As a result, the information infrastructure has implemented many solutions addressing access speeds and higher capacity, but a growing need is building for data protection and archival storage.  As regulators and companies require the accumulation of and access to archived data, the market to store that data cost-effectively continues to grow.  Over the last few years IT spending has been concentrated on the performance aspect of storage, and adding additional cost effective capacity has lagged as a proportion of total investment. We believe that this performance spending trend is reversing somewhat and the need for additional data protection and archival capacity to house the files that are currently held on performance storage devices will increase. We believe this trend will drive future demand for tape libraries.

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

●

Continue to expand our sales channels and geographies.  We have begun to accelerate the promotion of Qualstar storage solutions on a global basis and will continue to add resellers outside the US in addition to adding new US resellers.  We are also exploring OEM and private label opportunities to market our products.

●

Launch effective marketing campaigns which will increase market awareness of the Qualstar brand as well as reinforce tape’s role within the storage arena. We will be attending more trade shows with our partners.

●

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

●

Explore adjacent technologies to expand our functionality and footprint in the IT market.  Historically we have been focused on products using magnetic tape as the media in our systems and on automating the loading, unloading and storage of the media.  We will explore partnerships with software and disk manufacturers to offer a complete data storage solution.

●

Continue to expand our cost effective, service and support programs that enable our customers to keep their products running 24 hours a day, 7 days a week.  We will begin offering this service in international markets which we have not previously supported.

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

●

The RLS-8350 and RLS-8500 Series Expandable Rack Mount Tape Libraries deliver both high density to maximize rack space utilization and easy customer expandability to keep pace with exploding archive storage and data protection requirements. RLS base models house 50, 60, 108 or 114 tape slots and up to five LTO format tape drives. Up to three customer installable expansion modules can be installed on every base unit using Qualstar’s unique FastPass™ elevator assembly to quickly and transparently move tapes between modules as needed. Each module adds 120 more tape storage slots and five additional tape drive slots.  RLS configurations can scale capacity to over 2.9 Petabytes in a single 19-inch rack.  Advanced features including library-enabled data encryption to protect the data on tapes in transit to remote locations, dual AC input power to allow operation to continue if one power source drops off line and Q-Link, our widely regarded remote library manager.

●

Qualstar’s XLS Enterprise Library System (“XLS”) provides the widest range of capacity and performance available to enterprise-class data protection and archive storage customers. Several Library Resource Modules (LRM) and two Memory Expansion Modules (MEM) can be combined in numerous configurations to cost-effectively deliver capacities from 300 Terabytes to over 33 Petabytes.  Over 125 LTO tape drives can be configured in a single system to deliver throughput exceeding 63 Terabytes per hour to meet the performance needs of the most demanding environments.  XLS’ exclusive Compass Architecture™ design delivers storage density exceeding 180 Terabytes per square foot to minimize costly IT floor space requirements.  Tape libraries are the most energy efficient data storage technology on the market, often using 1/20th the power of a similarly sized disk-based system. Advanced design has reduced the XLS power and cooling requirements to industry-leading levels.

CUSTOMERS

Our solution-focused product offerings are designed specifically for OEMs, corporate IT departments, and SMBs. We sell all of our storage products through our worldwide authorized distributor and reseller network. All of our products and services are designed and manufactured to address our customers’ stringent requirements and reliability standards. The following provides additional detail on our channels:

●

Storage Reseller channel. Our reseller channel includes systems integrators, value added resellers (VARs) and value added distributors (VADs). Our resellers frequently package our products as part of a comprehensive data processing system or with other storage devices to deliver a complete storage subsystem. Our resellers frequently recommend our products as replacement solutions when backup and archive systems are upgraded or bundle our products with storage management software specific to the end user's system. We support the reseller channel through our dedicated field sales representatives and technical support technicians.

●	Storage OEM channel. OEM customers incorporate our storage products with their application software and other components to deliver a focused solution. Our products may or may not carry our label.

●	N2Power OEM channel. We have supply agreements with our major power supply customers which incorporate our products into their server, telephony, network and industrial product offerings.

We divide our worldwide sales into three geographical regions:

●	North America, consisting of Mexico, United States and Canada;

●	EMEA, consisting of Europe, the Middle East and Africa; and

●	APAC, consisting of Asia Pacific countries.

We support our customers in the Americas primarily from our Simi Valley, California location. We support our EMEA, APAC and other foreign customers through a network of trained resellers and service providers located throughout the regions.

Sales to customers outside the United States represent a significant and growing portion of our sales and international sales are subject to various risks and uncertainties. See "Much of our business is subject to risks associated with operations in foreign countries” under the heading "Risk Factors" in Part I, Item 1A of this report. The following table sets forth foreign revenue by geographic area ($ in thousands):

	2013	2012
Foreign revenue:
EMEA	$3,195	$3, 028
APAC	2,936	4,724
Other foreign revenue	154	290
	$6,285	$8,042
Foreign revenue as a percentage of total net revenue	49.7%	47.1%

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

Standard warranties include:

●	Three-year advance replacement limited warranty on our RLS and XLS tape library products;

●	Optional 24x7 or next business day onsite service on our RLS and XLS products in many countries throughout the world; and

●	Three-year return to factory warranty on our N2Power products.

ENGINEERING

 We incurred engineering costs of $3.3 million in fiscal 2013 and $2.7 million in each of fiscal 2012 and 2011, representing 26.0%, 15.6% and 15.0% of net revenues, respectively. In fiscal 2013, we continued to augment our product lines by expanding our hardware platforms and feature enhancements to our products. Noteworthy product releases for fiscal 2013 were the release of the XL330-54CS, XL280-54CS and XL375 LED series power supplies, and the addition of IPv6 support to the storage products. Our plans for fiscal 2014 include a number of hardware and software enhancements across all of our storage products, and several new power supplies encompassing derivatives of existing models and new power sizes. Particular areas of focus are oriented toward product line streamlining and leveraging common componentry, as well as exploring OEM opportunities in the storage side of the business.

MANUFACTURING AND SUPPLIERS

We perform product assembly, integration and testing for our storage products at our factory in Simi Valley, California, and at a contract manufacturing facility in Moorpark, California. Our N2Power products are manufactured in China at various contract manufacturers.  We purchase tape drives, chassis, printed circuit boards, integrated circuits, and all other major components from outside suppliers. We carefully select suppliers based on their ability to provide quality parts and components which meet technical specifications and volume requirements. We actively monitor these suppliers but we are subject to substantial risks associated with the performance of our suppliers. For certain components, we qualify a single source, which magnifies the risk of shortages and decreases our ability to negotiate with that supplier. See "If our suppliers fail to meet our component and manufacturing needs, it would delay our production and our product shipments to customers and negatively affect our operations" under the heading "Risk Factors" in Part I, Section 1A of this report.

COMPETITION

The worldwide storage market is highly competitive. Competitors vary in size from small start-ups to large multi-national corporations which may have substantially greater financial, engineering and marketing resources than us. In the tape automation market, we believe our primary competitors are International Business Machines Corporation ("IBM"), Oracle/StorageTek, Dell Inc., Overland Storage, Tandberg Data, BDT, Spectra Logic and Quantum Corporation. Key competitive factors include product features, reliability, durability, scalability and price. Barriers to entry in tape automation are relatively high.

Our primary power supply competitors are Emerson, TDK Lambda, XP Power and Power One (ABB). Key competitive factors in these markets include price, performance, functionality, availability, interoperability, connectivity, time to market, enhancements and total value of ownership. Barriers to entry for power supply products are high.

The markets for all of our products are characterized by significant price competition and we anticipate that our products will continue to face price pressure.

INTELLECTUAL PROPERTY

We rely on copyright protection of our firmware, as well as patent protection for some of our designs and products. We also rely on a combination of trademark, trade secret and other intellectual property laws to protect our proprietary rights. Despite our efforts to protect our proprietary rights however, competition in our businesses is significant. We believe that, because of the rapid pace of technological change in the tape storage and power supply industries, patent, copyright, trademark and trade secret protection are less significant than factors such as market responsiveness, knowledge, ability and the experience of our personnel as well as timely new product introductions.

We enter into Employee Proprietary Information and Inventions Agreements with all employees and consultants to protect our technology and designs. However, we do not believe that such protection can preclude competitors from developing substantially equivalent products.

EMPLOYEES

As of June 30, 2013, we had 57 employees, including 9 in operations and manufacturing, 24 in engineering, 3 in customer service and technical support, 15 in sales and marketing, and 6 in administration and finance. We also employ a small number of temporary employees and consultants as needed. We are not a party to any collective bargaining agreement or other similar agreement. We believe that we have a good relationship with our employees.

Subsequent to June 30, 2013, the Company, in an effort to cut costs and reduce operating expenses, has significantly reduced its number of employees. As of September 30, 2013, the Company had 39 employees, including 4 in operations and manufacturing, 17 in engineering, 3 in customer service and technical support, 10 in sales and marketing, and 5 in administration and finance.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers

Officers are elected by and serve at the discretion of the board of directors. The executive officers of Qualstar as of September 24, 2013 are:

Name	Age	Position

Steven N. Bronson	47	Chief Executive Officer and President

Philip G. Varley	55	Chief Financial Officer

William J. Lurie	40	Vice President of Engineering

Randy D. Johnson	55	Vice President and General Manager of N2Power division

Background

Steven N. Bronson was appointed CEO and President on July 3, 2013. He may be deemed to beneficially own 18.7% of Qualstar stock. Mr. Bronson has been Chairman and Chief Executive Officer of BKF Capital Group Inc., since September 2008. In July 2010 he became Chairman and Chief Executive of Interlink Electronics, Inc., a global leader in the design of patented Force-Sensing Resistor™ (FSR™) technology and a pioneer in printed electronics. Since 1996, Mr. Bronson has served as the Chairman of Catalyst Financial, an investment banking firm that advises private and public, emerging growth and middle market companies. In addition, Mr. Bronson served as Chairman and Chief Executive Officer of Ridgefield Acquisition Corp. and 4net Software, Inc., both publicly traded companies.

Philip G. Varley was appointed Chief Financial Officer on April 10, 2013. From 2002 to 2013, he was President of the Barrington Group, Inc. in Denver, Colorado, a consulting firm specializing in financial and operational management services.  While at Barrington he served as Chief Financial Officer of DemandPoint Inc., a supply chain optimization company, and in financial executive capacities at other Private Equity funded companies.  Previously, Mr. Varley served as Director of Finance for a division of The McGraw Hill Companies and as an Audit Manager with Ernst and Whinney. Mr. Varley is a Chartered Accountant (UK) and has held an active CPA license (Colorado) since 1986.  He earned his MBA from the University of Denver, and a BSc in Chemical Engineering from Imperial College, London.

William J. Lurie was appointed our Vice President of Engineering on August 14, 2012. Mr. Lurie joined the company in 1996 as a Mechanical Engineer, and was promoted to Mechanical Engineering Manager in 2001 and to Engineering Manager in 2009. Mr. Lurie earned a Bachelor of Science in Mechanical Engineering from the University of California, Santa Barbara in 1996.  He has also completed Technical and Program Management studies at UCLA and UCSB.

Randy D. Johnson has been Vice President and General Manager of our N2Power division since March 25, 2010. Mr. Johnson joined Qualstar in 2002 as Business Unit Manager for our N2Power division. From 2000 to 2002, Mr. Johnson held the position of Vice President and Business Unit Manager for Flightware Ltd., a business solutions software company. From 1983 to 2000, Mr. Johnson was employed by Integrated Business Computers, a business computer manufacturer, where he held the position of Vice President of Sales and Marketing. Mr. Johnson graduated with a B.A. degree in Business and Political Science from Westmont College in 1980, and earned his MBA in Technology Management from the University of Phoenix in 1999.

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

We have had a history of operating losses and we may not achieve profitability.

The company has had a history of operating losses over the last 10 years, losing $33 million in that period. There is no assurance that management can reverse this trend and if profitability is not achieved, the Company may require additional financing.

We face intense industry competition, price erosion and product obsolescence, which, in turn, could reduce our operating results.

We operate in an industry that is generally characterized by intense competition and rapid technological change. We believe that the principal bases of competition in our markets are breadth of product line, quality of products, stability, reliability and reputation of the provider, along with cost. Quantity discounts, price erosion, and rapid product obsolescence due to technological improvements are therefore common in our industry as competitors strive to retain or expand market share. Product obsolescence can lead to increases in unsellable inventory that may need to be written off and therefore could reduce our operating results. Similarly, price erosion can reduce our operating results by decreasing our revenues and our gross margins.

Our long-term operating results depend substantially upon our ability to continually develop, introduce, and market new and innovative products, to modify existing products, to respond to technological change, and to customize certain products to meet customer requirements. There are numerous risks inherent in this process, including the risks that we will be unable to anticipate the direction of technological change or that we will be unable to develop and market new products and applications in a timely fashion to satisfy customer demands, which could result in a decrease in our net sales and a loss of market share to our competitors. Historically, we have had write-offs of excess and obsolete inventory which negatively impacted our results of operations. In the future, excess or obsolete inventory may need to be written off, and this in turn could reduce our operating results.

Changes in demand or downturns in the markets we serve could affect our business and operating results.

The industries into which we market and sell our products are cyclical and may experience downturns. These industries also experience volatility, and future volatility as well as downturns, or any failure of these industries to recover from downturns, could materially harm our business and operating results. Likewise, if we have difficulty managing growth in this business, it could materially and adversely affect us. In addition, our business and financial position may be adversely affected by current and future economic conditions that cause a decline in business and consumer spending in the markets served by our or our customers’ products.

We rely on tape technology for a significant portion of our revenues. Our operating results may be impaired if demand for storage solutions using tape technology declines or fails to develop as we expect.

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

We face significant competition in developing and selling our products. Rapid and ongoing changes in technology and product standards could quickly render our products less competitive, or even obsolete. We have significantly fewer financial, technical, manufacturing, marketing and other resources than many of our competitors and these limited resources may impair the operating results of our business in many ways. For example, in the past our competitors have offered wider ranges of products, expanded the geographic scope of their markets, acquired other companies, and developed or acquired proprietary technologies that operate in conjunction with their products.

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

Since we rely on indirect sales channels to market and sell our branded storage products, a loss of or deterioration in our relationship with one or more of our resellers or distributors, or our inability to establish new indirect sales channels to drive growth of our branded products could negatively affect our operating results.

We sell the majority of our branded storage products to value-added resellers (VARs), who in turn sell our products to end users. In some cases, resellers integrate our tape libraries with products of other manufacturers and sell the combined products to their own customers. The success of these sales channels is hard to predict, particularly over time, and we have no purchase commitments or long-term orders from them that assure us of any baseline sales through these channels. Several of our resellers carry competing product lines that they may promote over our products, which may negatively impact our sales. A reseller might not continue to purchase our products or market them effectively, and each reseller determines the type and amount of our products that it will purchase from us and the pricing of the products that it sells to end user customers. Establishing new indirect sales channels is an important part of our strategy to drive growth of our branded revenue. Our operating results could be adversely affected by any number of factors including:

●	A change in competitive strategy that adversely affects a reseller’s willingness or ability to distribute our products;

●	Reaching fewer customers or losing sales due to ineffective marketing efforts of resellers;

●	Reduced margins and increased costs associated with reseller channel sales;

●	An inability to gain traction in developing new indirect sales channels for our branded products;

●	Any financial difficulties of such resellers that result in their inability to pay amounts owed to us; or

●	Changes in requirements or programs that allow our products to be sold by third parties to government customers.

We do not have any exclusive agreements with our VARs, who purchase our products on an individual purchase order basis. If we lose important VARs or if they reduce their focus on our products or if we are unable to obtain additional VARs, our business could be negatively affected.

If our suppliers fail to meet our component and manufacturing needs, it could delay our production and our product shipments to customers and negatively affect our operations.

Our products comprise many components and subassemblies produced by outside suppliers. We depend greatly on these suppliers for items that are essential to the manufacture of our products, including tape drives, printed circuit boards and integrated circuits. For certain items, we qualify only a single source, which magnifies the risk of shortages and decreases our ability to negotiate with that supplier on the basis of price. From time to time, we have been unable to obtain sufficient components that we have needed due to shortages or quality issues from some of our suppliers. If our suppliers fail to meet our manufacturing needs, it would delay our production and our product shipments to customers and negatively affect our operations.

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

The primary suppliers of our N2Power power supplies are located in China. If a manufacturer should be unable to deliver products to us on a timely basis or at all, our power supply business could be adversely affected. Though we have had many years of favorable experience with these suppliers, there can be no assurance that circumstances might not change and compel one or both of these suppliers to curtail or terminate deliveries to us. Moreover, the use of contract manufacturers to provide our power supplies typically requires that we place production orders several months in anticipation of our expected need for the products. This in turn leads to risks that we may lack sufficient inventory to sell to our customers where our expectations were conservative, or that we may order excess product inventory where our expectations were optimistic. We have in the past, experienced shortages of some parts needed to manufacture our power supplies.

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

Development schedules for high technology products are inherently subject to uncertainty and there can be no assurance that we will be able to meet our product development schedules or that our development costs will be within budgeted amounts. If the products or product enhancements developed are not deliverable due to technical problems, quality issues or component shortages, or if such products or product enhancements are not accepted by the marketplace or are unreliable, then our business, financial condition and results of operations may be adversely affected.

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

We generate a significant percentage of our revenue internationally, and we believe that international sales will continue to represent a substantial portion of our revenues. In addition, our manufacturing of power supply products is performed by contract manufacturers in Asia. We face risks that the countries in which we conduct business, or in which we have customers, suppliers, or contract manufacturers could:

●	Experience financial, economic or political instability;

●	Adopt laws that make the enforcement of our contractual or other legal rights and remedies difficult or uncertain;

●	Provide inadequate intellectual property protection for our technology;

●	Impose restrictions on the export or import of technology that would affect our ability to obtain supplies from, or sell products into, such countries;

●	Impose tariffs, quotas, taxes, other market barriers; or

●	Impose other laws, regulations or policies adversely affecting trade, investment or taxes, including those relating to the repatriation of funds and to withholding taxes.

Other risks and costs associated with international operations include:

●	Currency exchange risk, to the extent that exchange rate fluctuations could make our products unaffordable to foreign purchasers or more expensive compared to those of foreign manufacturers;

●	Compliance with laws and regulations in various regions in which we operate;

●	Greater difficulty and longer delays in collecting accounts receivable from international customers;

●	Increased risk of shipping disruptions particularly in foreign countries experiencing political instability.

Change of board and senior management, and retention of key personnel.

Turnover in key management positions could temporarily harm our financial performance and results of operations. Loss of certain members of our senior management may disrupt operations and relations with key customers and distributors and our operating results could be adversely affected. As a result of a vote of shareholders held on June 28, 2013, a completely new board of directors was elected, none of whom had been associated with Qualstar other than as shareholders. Subsequently, a new CEO was appointed and the previous CEO, and certain other members of senior management, were terminated. In addition, our capacity to develop and implement new technologies depends on our ability to employ personnel with highly technical skills. If we cannot attract and retain key technical personnel, our technical expertise may suffer, and our operating results could be adversely affected. In addition, it could be difficult, time consuming and expensive to replace any key management member or other critical personnel and no guarantee exists that we will be able to recruit suitable replacements or assimilate new key management personnel into our organization to achieve our operating objectives.

We have transitioned the manufacturing of our tape library products to a third-party manufacturer.  If we experience problems with this manufacturer, our business and reputation could suffer.

Commencing in January 2013, CTS Electronics Manufacturing Solutions, Inc. (“CTS”) began providing turn-key manufacturing services to Qualstar for our RLS and XLS tape library products and related assemblies, and also provides procurement services and ongoing inventory management.  CTS, a global provider of electronic manufacturing services, provides these services at its Moorpark, California facility.  Previously, we manufactured all of our tape library products in our own facility. If manufacturing services provided by CTS are interrupted or not performed as needed, this could result in our inability to meet customer demand, damage our reputation and customer relationships and adversely affect our business. If we experience problems with product quality or are unable to secure sufficient capacity from CTS, or if we for other reasons cease utilizing CTS, we may be unable to resume manufacturing ourselves or secure an alternative third-party manufacturing supplier in a short time frame. We could experience significant delays in the shipment of our tape library products if we are required to find an alternative third-party manufacturing supplier, which could have a material adverse effect on our business.

Intellectual property infringement claims brought against us could result in substantial liability and significant costs, and as a result, our business, financial condition and operating results may be materially and adversely affected.

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

Our quarterly revenues and operating results have fluctuated in the past, and are likely to vary in the future due to the various factors discussed above and others, including:

•	General economic conditions affecting spending and the rates of growth or decline in the markets we serve;

•	Variations in product order backlogs, and reductions in the size, delays in the timing, or cancellation of significant customer orders;

•	The timing of introductions and marketplace acceptance of new or enhanced products by us or our competitors;

•	Expansions or reductions in our relationships with distributors, VARs or OEM customers;

•	Unprofitable investments in engineering activities, or sales evaluation, testing, and acceptance processes;

•	Unforeseen warranty costs that exceed established reserves;

•	Timing and levels of our operating expenses; or

•	Emerging new technologies that change the nature of or need for our products.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters, located in Simi Valley, California, consists of a single building containing approximately 57,000 square feet housing our manufacturing, sales and marketing, finance and administration and approximately two thirds of our engineering staff. Our lease on this facility expires in December 2015. Rent on this facility is $43,000 per month with a step-up of 3% annually. We also lease approximately 2,097 square feet of office space in Boulder, Colorado, that houses our Advanced Development Group. Our lease on this facility expires in October 2014.  Rent on this facility is $1,900 per month, with a step-up of 5.2% annually.

Subsequent to June 30, 2013, as part of our reorganization and restructuring, we have consolidated the functions previously carried out in Boulder into our facility in Simi Valley. We are seeking an early termination of the lease on the Boulder facility.

ITEM 3. LEGAL PROCEEDINGS

On June 28, 2012, Overland Storage, Inc. (“Overland”) filed a patent infringement lawsuit against Qualstar Corporation (and others) in the U.S. District Court in the Southern District of California, alleging that certain of our automated tape libraries infringe claims of U.S. Patent No. 6,328,766. Overland is seeking injunctive relief as well as the recovery of unspecified monetary damages. We do not believe we infringe the Overland patent and we have filed a counterclaim. Due to the inherent uncertainty of litigation, we cannot identify probable or estimable damages related to the lawsuit at this time.

We also are subject to a variety of other claims and legal proceedings that arise from time to time in the ordinary course of our business. Although management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. We accrue loss contingencies in connection with our commitments and contingencies, including litigation, when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. As of June 30, 2013, we had accrued aggregate current liabilities of $83,000 in probable fees and costs related to our contingent legal matters.

Subsequent to June 30, 2013, Qualstar has filed a complaint against former CEO Lawrence D. Firestone and others for breach of fiduciary duty, breach of duty of loyalty, breach of duty of care and the commission of corporate waste that is currently pending in the Superior Court of the State of California, County of Los Angeles.  The lawsuit is entitled: Qualstar Corporation v. Lawrence D. Firestone, Stanley Corker, Carl W. Gromada, Robert A. Meyer, Robert Rich, Daniel Molhoek, Allen Alley, Gerald Laber, Steven Wagner and Does 1 through 10, inclusive, and assigned Case No. BC 514889.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Qualstar’s common stock is traded on The NASDAQ Stock Market (NASDAQ Symbol — QBAK). The following table sets forth the high and low closing sale prices of our common stock as reported by NASDAQ, during the periods indicated:

Period	Date Range			High	Low

Fiscal 2013:
First Quarter	July 1	—	September 30, 2012	$1.94	$1.35
Second Quarter	October 1	—	December 31, 2012	$1.54	$1.34
Third Quarter	January 1	—	March 31, 2013	$1.70	$1.40
Fourth Quarter	April 1	—	June 30, 2013	$2.03	$1.36

Fiscal 2012:
First Quarter	July 1	—	September 30, 2011	$2.13	$1.58
Second Quarter	October 1	—	December 31, 2011	$2.01	$1.79
Third Quarter	January 1	—	March 31, 2012	$1.94	$1.79
Fourth Quarter	April 1	—	June 30, 2012	$2.03	$1.85

Holders

There were approximately 32 owners of record of Qualstar’s common stock as of September 12, 2013.

Dividend Policy

No dividends were declared in fiscal years 2013 and 2012. Any future determination to pay dividends will be at the discretion of the Company’s Board of Directors and will depend upon, among many other factors, the Company’s results of operations, financial condition, capital requirements and any contractual restrictions.

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Performance Graph

The following graph compares the total cumulative return to our shareholders on shares of Qualstar’s common stock during the five year period from July 1, 2008 through June 30, 2013, with the cumulative total returns of the Nasdaq Stock Market Composite Index and the Nasdaq Computer Manufacturers’ Index.  The graph assumes that the value of the investment in Qualstar’s common stock and each index was $100.00 on July 1, 2008.

	6/08	6/09	6/10	6/11	6/12	6/13
Qualstar Corporation	100.00	80.72	72.70	70.36	73.86	54.43
NASDAQ Composite	100.00	79.72	92.91	123.26	132.49	156.61
NASDAQ Computer Manufacturers	100.00	79.79	127.91	170.71	260.73	201.47

ADDITIONAL EQUITY COMPENSATION PLAN INFORMATION

The following table provides additional information regarding Qualstar’s equity compensation plans as of June 30, 2013:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted- average exercise price of outstanding options, warrants and rights (1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (2))

Equity compensation plans approved by security holders	628,000	$2.35	104,000
Equity compensation plans not approved by security holders	—	—	—
Totals	628,000	$2.35	104,000

(1)

Includes shares subject to stock options granted under the 1998 Stock Incentive Plan and the 2008 Stock Incentive Plan as of June 30, 2013. The 1998 Stock Incentive Plan expired in 2008 and no further options may be granted under that plan.

(2)	Includes shares available for additional option grants under the 2008 Stock Incentive Plan as of June 30, 2013.

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

	Years Ended June 30,
	2013	2012	2011	2010	2009
	(In thousands, except per share amounts)
Statements of Operations Data:
Net revenues	$12,642	$17,081	$18,302	$15,270	$17,892
Cost of goods sold	9,187	13,390	11,573	10,626	12,190
Gross profit	3,455	3,691	6,729	4,644	5,702
Operating expenses:
Engineering	3,290	2,657	2,744	3,150	3,254
Sales and marketing	3,035	1,908	2,327	2,294	2,767
General and administrative	4,875	3,241	2,534	2,632	3,155
Restructuring expense	2,666	-	-	-	-
Total operating expenses	13,866	7,806	7,605	8,076	9,176
Loss from operations	(10,411)	(4,115)	(876)	(3,432)	(3,474)
Other income	48	24	191	311	918
Loss before income taxes	(10,363)	(4,091)	(685)	(3,121)	(2,556)
Provision (benefit) for income taxes	-	16	(5)	-	3
Net loss	$(10,363)	$(4,107)	$(680)	$(3,121)	$(2,559)

Loss per share:
Basic and Diluted	$(0.85)	$(0.34)	$(0.06)	$(0.25)	$(0.21)
Shares used to compute loss per share:
Basic and Diluted	12,253	12,253	12,253	12,253	12,253

	Years Ended June 30,
	2013	2012	2011	2010	2009
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$1,966	$7,381	$4,970	$2,234	$3,749
Marketable securities	11,851	13,504	17,694	22,030	23,912
Working capital	8,601	18,392	21,940	19,569	27,081
Total assets	20,207	28,824	31,935	32,521	36,592
Shareholders’ equity	14,745	25,053	29,180	29,847	34,510

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto.

OVERVIEW

Qualstar Corporation was incorporated in California in 1984. Qualstar focuses its efforts on designing, developing, manufacturing and selling high efficiency AC-DC and DC-DC power supplies under its N2Power brand, and automated magnetic tape libraries used to store, retrieve and manage electronic data primarily in the network computing environment under its Qualstar brand. Tape libraries consist of cartridge tape drives, tape cartridges and robotics to move the tape cartridges from their storage locations to the tape drives under software control. Qualstar’s libraries provide storage solutions for organizations requiring backup, recovery and archival storage of critical electronic information.

In July 2002, Qualstar purchased the assets of N2Power, Incorporated, a supplier of ultra-small high efficiency open frame switching power supplies. Power supplies are sold with the N2Power brand name as well as under a private label brand name to OEMs to incorporate into computer based products for telephony, industrial, gaming, test equipment and other applications. N2Power is a division of Qualstar.

Net revenues include revenues from the sale of tape libraries, tape drives, tape cartridges, ancillary products, and power supplies. Ancillary revenues include spare parts, service, repair, and on-site service agreements. Revenues from our tape library segment represented approximately 48.7% of revenues in fiscal 2013, 44.8% of revenues in fiscal 2012, and 53.8% of revenues in fiscal 2011. Revenues from our power supply segment represented approximately 51.3% of revenues in fiscal 2013, 55.2% of revenues in fiscal 2012, and approximately 46.2% of revenues in fiscal 2011.

Our international sales efforts are currently directed from our corporate offices in Simi Valley, California.  All of our international sales are denominated in U.S. dollars. Net revenues from customers outside North America were approximately $6.3 million, or 49.7% of revenues for fiscal 2013, $8.0 million, or 47.0% of revenues for fiscal 2012, and $6.6 million, or 36.1% of revenues for fiscal 2011.

Gross margins depend on several factors, including the cost of manufacturing, product mix and the level of competition. Larger tape libraries generally provide higher gross margins than do smaller tape libraries. With the re-evaluation of our product mix and manufacturing agreement with CTS, gross margins were reduced by increasing the inventory reserve.

Engineering activities include the design and development of new products, as well as enhancements to existing products.

During the course of fiscal 2013, the Company began restructuring its operations and manufacturing overhead structure by reducing the size of its facilities and headcount by outsourcing storage product manufacturing. Costs associated with this restructuring included lease abandonment, severance and contractor and moving expenses, all totaling approximately $2.7 million.

In connection with the unsolicited partial tender offer commenced in January 2013, and the proxy contest in connection with the Company's 2013 annual shareholders meeting, the Company spent approximately $1.0 million on legal fees, financial advice and related matters.

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

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) 605, “Revenue Recognition,” when there is persuasive evidence that an arrangement exists, title and risk of loss have passed, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured.  Title and risk of loss generally pass to our customers upon shipment.  In limited circumstances where either title or risk of loss pass upon destination or acceptance or when collection is not reasonably assured, we defer revenue recognition until such events occur.

In general, customers are allowed to return the product, free of penalty, within thirty days of shipment, if the product does not conform to its specifications.

We record an allowance for estimated sales returns based on past experience and current knowledge of our customer base. Our experience has been such that only a very small percentage of products are returned. Should our experience change, however, we may require additional allowances for sales returns.

Revenue for established products that have previously satisfied a customer’s acceptance requirements and provide for full payment tied to shipment is generally recognized upon shipment and passage of title.  In limited cases where a prior history of customer acceptance cannot be demonstrated or sales where customer payment dates are not determinable or when collection is not reasonably assured, revenue is deferred until customer acceptance occurs or payment has been received.  On the limited shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our balance sheet representing the difference between the receivable recorded and the inventory shipped.

In January 2013, Qualstar’s third party service contract provider changed the terms of the agreement with the Company that triggered a change in revenue recognition policy for contract services. The terms of the agreement changed from coverage over the customer’s entire contractual service period to a fee per incident model. As a result, beginning in the quarter ended March 31, 2013, the Company changed its revenue recognition policy regarding the treatment of service revenue received from customers and serviced by the third party service provider from net to gross recording. Revenues for contract services are now deferred at the beginning of the service term and amortized ratably over the life of the contract. Expenses incurred related to fulfilling the service contract are expensed when incurred. This change in revenue recognition was recognized prospectively. As a result of this change in accounting policy, the Company recorded a one-time, non-cash increase to deferred revenue of approximately $454,000 with an equal offset to revenues and net loss.

At June 30, 2013 we had deferred revenue of approximately $953,000 and deferred profit of approximately $209,000. At June 30, 2012 we had deferred revenue of approximately $156,000 and no deferred profit.

Marketable Securities

Marketable securities consist primarily of high-quality U.S. corporate securities and U.S. federal government debt securities. Our marketable securities portfolio consists of short-term securities with original maturities of greater than three months from the date of purchase and remaining maturities of less than one year and long-term securities with original maturities of greater than one year and less than five years. Marketable securities are classified as available for sale and are recorded at fair value using the specific identification method; unrealized gains and losses are reflected in other comprehensive income until realized; realized gains and losses are included in earnings when the underlying securities are sold and are derived using the specific identification method for determining the cost of securities sold. If the credit ratings of the security issuers deteriorate or if market conditions deteriorate, we may be required to reduce the value of our investments through an impairment charge.

Fair Value of Financial Instruments

We measure fair value on all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least quarterly). See “Note 1 – Accounting Policies” in the accompanying notes to the financial statements.

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

Inventory Valuation

We record inventories at the lower of cost or market value on a FIFO basis. We assess the value of our inventories periodically based upon numerous factors including expected product or material demand, current market conditions, technological obsolescence, current cost and net realizable value. If necessary, we write down our inventory for estimated obsolescence, potential shrinkage, or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If technology changes more rapidly than expected, or market conditions become less favorable than those projected by management, additional inventory write-downs may be required.

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

The Company has net operating loss carry-forwards for federal income tax purposes of approximately $23.4 million and net operating loss carry-forwards for state income tax purposes of approximately $16.7 million. The Company had engineering and other credits for tax purposes of $2.0 million. If not utilized, the federal net operating loss and other tax credit carry-forwards will expire beginning in 2025. If not utilized, the state net operating loss carry-forward will expire beginning in 2014. The state engineering credit has no limit on the carry-forward period.

Recent Accounting Pronouncements

See Recent Accounting Guidance in “Note 1 Summary of Significant Accounting Policies" in the accompanying notes to the financial statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on our results of operations and financial condition.

RESULTS OF OPERATIONS

The following table reflects, as a percentage of net revenues, statements of operations data for the periods indicated:

	Years Ended June 30,
	2013	2012	2011
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	72.7	78.4	63.2
Gross margin	27.3	21.6	36.8
Operating expenses:
Engineering	26.0	15.6	15.0
Sales and marketing	24.0	11.2	12.7
General and administrative	38.6	19.0	13.8
Restructuring expense	21.1	-	-
Loss from operations	(82.4)	(24.2)	(4.7)
Other income	0.4	0.1	1.0
Loss before provision for income taxes	(82.0)	(24.1)	(3.7)
Provision for income taxes	0.0	0.1	0.0
	(82.0)%	(24.2)%	(3.7)%

We have two operating segments for financial disclosure purposes, tape libraries and power supplies, as discussed in Note 11 to our financial statements. The following table summarizes our revenue by operating segment:

	Years Ended June 30,
	2013	2012	2011
Power Supply revenues	51.3%	55.2%	46.2%
Tape Library revenues:
Product	34.3%	31.2%	39.3%
Service	14.4%	13.6%	14.5%
Total Library revenues	48.7%	44.8%	53.8%
	100.0%	100.0%	100.0%

Fiscal 2013 Compared to Fiscal 2012

Net Revenues.  Net revenues were $12.6 million in fiscal 2013 as compared to $17.1 million in fiscal 2012. The decrease of approximately $4.5 million, or 26.0% is attributed primarily to a decrease of $0.9 million in sales of TLS and XLS tape libraries, $0.5 million decrease in service, $0.2 million decrease in miscellaneous, and a $2.9 million decrease in sales of power supplies, partially offset by an increase of $0.1 million in sales of our RLS tape libraries.

Power Supply Segment

Revenues attributed to our power supply segment were $6.5 million, or 51.3% of revenues, in fiscal 2013 as compared to $9.4 million, or 55.2% of revenues, in fiscal 2012. The decrease of $2.9 million, or 31.1%, was due to decreased sales to original equipment manufacturers and distributors.

Tape Library Segment

Revenues attributed to our tape library segment were $6.2 million or 48.7% of revenues in fiscal 2013, as compared to $7.7 million or 44.8% of revenues in fiscal 2012. The decrease of $1.5 million or 19.4% in tape library revenues was due to decreased sales of our tape library products in the TLS and XLS product lines and decreases in service and miscellaneous revenues, partially offset by increased revenues from our RLS product line and media.

Gross Profit.  Gross profit was $3.5 million in fiscal 2013 as compared to $3.7 million in fiscal 2012. The decrease of approximately $0.2 million, or 6.4%, is attributed to the restructuring of our operations and the outsourcing of storage manufacturing to CTS.

Engineering.  Engineering expenses were $3.3 million in fiscal 2013 as compared to $2.7 million in fiscal 2012. The increase of approximately $0.6 million, or 23.8%, is primarily attributed to an increase in compensation expenses related to headcount additions and consultant fees.

Sales and Marketing.  Sales and marketing expenses were $3.0 million in fiscal 2013, as compared to $1.9 million in fiscal 2012. The increase of approximately $1.1 million, or 59.1%, is attributed to increased compensation and commission expenses related to headcount additions and increased advertising and promotion expenses.

General and Administrative.  General and administrative expenses were $4.9 million in fiscal 2013 as compared to $3.2 million in fiscal 2012. The increase of approximately $1.7 million, or 50.4%, is primarily attributed to an increase in legal expenses incurred in opposition to an unsolicited partial tender offer and the proxy contest and Annual Shareholder meeting, and increased investor relation expenses, increased compensation in executive salaries and travel expenses.

Restructuring Expense. Restructuring expenses of $2.7 million in fiscal 2013 is primarily attributed to a $1.3 million lease abandonment cost relating to the remaining contractual lease payments from September 2012 through December 2015 as we decreased our total square footage, from 56,938 square feet to approximately 20,000 square feet. We also hired contractors and a moving company to expedite the moving process resulting in approximately $1.0 million in restructuring expenses. We reduced our workforce as CTS hired key manufacturing resources, and we paid our departing employees severance costs of approximately $0.4 million in fiscal 2013. We did not have restructuring expenses in fiscal 2012.

Other Income and Expenses.  Other income and expense in fiscal 2013 was $48,000, comprised of $105,000 investment income, offset by $57,000 million in litigation expenses. Other income and expense in fiscal 2012 was $24,000, comprised of $165,000 investment income, offset by $141,000 in litigation fees.

Provision for Income Taxes.   We had no provision for income taxes for fiscal 2013. We had a provision for income taxes of $16,000 in fiscal 2012.

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

Engineering.  Engineering expenses were $2.7 million in fiscal 2012, comparable to $2.7 million in fiscal 2011.

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

Other Income and Expenses.  Other income and expense in fiscal 2012 was $24,000, comprised of $165,000 investment income, offset by $141,000 in litigation fees.

Provision or Benefit for Income Taxes.   Provision for income taxes was $16,000 in fiscal 2012 compared to a benefit for income taxes of $5,000 in fiscal 2011.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $6.5 million in fiscal 2013 and $1.5 million in each of fiscal 2012 and 2011. Cash used in operating activities in fiscal 2013 relates primarily to our net loss for the year and an increase in accounts receivable, partially offset by a decrease in inventories and an increase in other accrued liabilities. Cash used in operating activities in fiscal 2012 relates primarily to our net loss for the year, an increase in inventories and a decrease in accrued payroll and related liabilities, partially offset by inventory reserves and an increase in accounts payable and other accrued liabilities. Cash used in operating activities in fiscal 2011 relates primarily to our net loss for the year and an increase in accounts receivable and inventories, partially offset by an increase in accounts payable.

Cash provided by investing activities was $1.1 million in fiscal 2013, $4.0 million in fiscal 2012 and $4.2 million in fiscal 2011. Cash provided by investing activities in all three fiscal years relates primarily to proceeds from the sale of marketable securities, partially offset by purchases of marketable securities and equipment.

Cash was not used in financing activities in fiscal years 2013, 2012 and 2011.

As of June 30, 2013, we had $1.9 million in cash and cash equivalents and $11.9 million in marketable securities. We believe that our existing cash and cash equivalents and funds available from the sale of our marketable securities will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. We may utilize cash to invest in businesses, products or technologies that we believe are strategic. We periodically evaluate other companies and technologies for possible investment by us. In addition, we have made and may in the future make investments in companies with whom we have identified potential synergies. However, we have no present commitments or agreements with respect to any material acquisition of other businesses or technologies.

SUMMARY OF CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following is a summary of our future payments due under contractual obligations as of June 30, 2013:

Year Ended June 30,	Operating Leases	Purchase Obligations	Total
	(In thousands)
2014	541	955	1,496
2015	540	-	540
2016	273	-	273
	$1,354	$955	$2,309

Purchase obligations in the table above represent the value of open purchase orders as of June 30, 2013. We believe that some of these obligations could be canceled for payment of a nominal penalty or no penalty; however, the amount of open purchase orders that could be canceled under such terms is difficult to quantify.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Qualstar Corporation

We have audited the accompanying balance sheets of Qualstar Corporation (the “Company”) as of June 30, 2013, and 2012, and the related statements of comprehensive loss, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Qualstar Corporation as of June 30, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ SingerLewak LLP

Los Angeles, California

September 30, 2013

QUALSTAR CORPORATION

BALANCE SHEETS

(In thousands)

	June 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$1,966	$7,381
Marketable securities, short-term	6,305	7,135
Accounts receivable, net of allowance for doubtful accounts of $68 at June 30, 2013 and $38 at June 30, 2012	3,140	2,995
Receivable from CTS for manufacturing inventories, net of allowance for returns of $203 at June 30, 2013 and $0 at June 30, 2012	644	—
Inventories, net	1,628	4,475
Prepaid expenses and other current assets	363	151
Total current assets	14,046	22,137
Property and equipment, net	545	268
Marketable securities, long-term	5,546	6,369
Other assets	70	50
Total assets	$20,207	$28,824
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,089	$2,039
Accrued payroll and related liabilities	424	332
Other accrued liabilities	2,932	1,374
Total current liabilities	5,445	3,745

Other long-term liabilities	17	26

Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized, 12,253 shares issued and outstanding as of June 30, 2013 and June 30, 2012	18,938	18,878
Accumulated other comprehensive income	4	9
(Accumulated deficit) retained earnings	(4,197)	6,166
Total shareholders’ equity	14,745	25,053
Total liabilities and shareholders’ equity	$20,207	$28,824

See accompanying notes

QUALSTAR CORPORATION

STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Year Ended June 30,
	2013	2012	2011
Net revenues	$12,642	$17,081	$18,302
Cost of goods sold	9,187	13,390	11,573
Gross profit	3,455	3,691	6,729
Operating expenses:
Engineering	3,290	2,657	2,744
Sales and marketing	3,035	1,908	2,327
General and administrative	4,875	3,241	2,534
Restructuring expense	2,666	-	-
Total operating expenses	13,866	7,806	7,605
Loss from operations	(10,411)	(4,115)	(876)
Other income	48	24	191
Loss before income taxes	(10,363)	(4,091)	(685)
Provision (benefit) for income taxes	-	16	(5)
Net loss	$(10,363)	$(4,107)	$(680)
Change in unrealized losses on investments	(5)	(29)	(26)
Comprehensive loss	$(10,368)	$(4,136)	$(706)
Loss per share:
Basic and Diluted	$(0.85)	$(0.34)	$(0.06)
Shares used to compute loss per share:
Basic and Diluted	12,253	12,253	12,253
Cash dividends declared per common share	$0.00	$0.00	$0.00

See accompanying notes

QUALSTAR CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Accumulated Other Comprehensive Income	Retained Earnings (Accumulated
	Shares	Amount	(Loss)	Deficit)	Total
Balances at June 30, 2011	12,253	$18,869	$38	$10,273	$29,180
Stock based compensation	—	9	—	—	9
Comprehensive loss:
Net loss	—	—	—	(4,107)	(4,107)
Change in unrealized loss on investments	—	—	(29)	—	(29)
Comprehensive loss					(4,136)
Balances at June 30, 2012	12,253	$18,878	$9	$6,166	$25,053
Stock based compensation	—	60	—	—	60
Comprehensive loss:
Net loss	—	—	—	(10,363)	(10,363)
Change in unrealized loss on investments	—	—	(5)	—	(5)
Comprehensive loss					(10,368)
Balances at June 30, 2013	12,253	$18,938	$4	$(4,197)	$14,745

See accompanying notes

QUALSTAR CORPORATION

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended June 30,
	2013	2012	2011
OPERATING ACTIVITIES:
Net loss	$(10,363)	$(4,107)	$(680)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	176	100	129
Provision for bad debts and returns, net	31	35	67
Provision for inventory reserve	640	1,448	49
Stock based compensation	60	9	39
Loss on sale of securities	54	74	18
Changes in operating assets and liabilities:
Accounts receivable	(820)	(25)	(243)
Inventories	2,207	(250)	(898)
Prepaid expenses and other assets	(170)	164	(20)
Accounts payable	50	746	68
Accrued payroll and related liabilities	92	(163)	(26)
Other accrued liabilities	1,558	429	42
Net cash used in operating activities	(6,485)	(1,540)	(1,455)
INVESTING ACTIVITIES:
Purchases of equipment	(453)	(136)	(101)
Purchases of marketable securities	(9,488)	(13,810)	(10,443)
Proceeds from the sale of marketable securities	11,011	17,897	14,735
Net cash provided by investing activities	1,070	3,951	4,191
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,415)	2,411	2,736
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,381	4,970	2,234
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,966	$7,381	$4,970

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$9	$9	$12

See accompanying notes

QUALSTAR CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1 – Accounting Policies

Business

Qualstar Corporation was incorporated in California in 1984 to develop and manufacture tape drives for the personal computer and workstation marketplaces. Commencing in 1995, Qualstar focused its efforts on designing, developing, manufacturing and selling automated magnetic tape libraries used to store, retrieve and manage electronic data primarily in the network computing environment. Tape libraries consist of cartridge tape drives, tape cartridges and robotics to move the tape cartridges from their storage locations to the tape drives under software control. Qualstar’s libraries provide storage solutions for organizations requiring backup, recovery, and archival storage of critical electronic information. Qualstar’s tape libraries are compatible with commonly used operating systems, including UNIX, Windows and Linux and a wide range of storage management software. Qualstar currently offers tape libraries utilizing the LTO tape drive technology.

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

Estimates and Assumptions

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include estimates of loss contingencies, product life cycles and inventory obsolescence, bad debts, sales returns, stock-based compensation forfeiture rates, the potential outcome of future tax consequences of events that have been recognized in our financial statements or tax returns, and determining when investment impairments are other-than-temporary. Actual results and outcomes may differ from management’s estimates and assumptions.

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) 605, “Revenue Recognition,” when there is persuasive evidence that an arrangement exists, title and risk of loss have passed, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured.  Title and risk of loss generally pass to our customers upon shipment.  In limited circumstances where either title or risk of loss pass upon destination or acceptance or when collection is not reasonably assured, we defer revenue recognition until such events occur. In general, customers are allowed to return the product, free of penalty, within thirty days of shipment, if the product does not conform to its specifications.

We record an allowance for estimated sales returns based on past experience and current knowledge of our customer base. Our experience has been such that only a very small percentage of products are returned. Should our experience change, however, we may require additional allowances for sales returns.

Revenue for established products that have previously satisfied a customer’s acceptance requirements and provide for full payment tied to shipment is generally recognized upon shipment and passage of title.  In limited cases where a prior history of customer acceptance cannot be demonstrated or sales where customer payment dates are not determinable or when collection is not reasonably assured, revenue is deferred until customer acceptance occurs or payment has been received.  On the limited shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our balance sheet representing the difference between the receivable recorded and the inventory shipped.

In January 2013, Qualstar’s third party service contract provider changed the terms of the agreement with the Company that triggered a change in revenue recognition policy for contract services. The terms of the agreement changed from coverage over the customer’s entire contractual service period to a fee per incident model. As a result, beginning in the quarter ended March 31, 2013, the Company changed its revenue recognition policy regarding the treatment of service revenue received from customers and serviced by the third party service provider from net to gross recording. Revenues for contract services are now deferred at the beginning of the service term and amortized ratably over the life of the contract. Expenses incurred related to fulfilling the service contract are expensed when incurred. This change in revenue recognition is recognized prospectively.

As a result of this change in accounting policy, the Company recorded a one-time, non-cash increase to deferred revenues of approximately $454,000 with an equal offset to revenues and net loss.

At June 30, 2013, we had deferred revenue of approximately $953,000 and deferred profit of approximately $209,000. At June 30, 2012 we had deferred revenue of approximately $156,000 and no deferred profit.

Cash and Cash Equivalents

Qualstar classifies as cash equivalents only cash and those investments that are highly-liquid, interest-earning investments with maturities of three months or less from the date of purchase. $100,000 is restricted for use as collateral.

Marketable Securities

Marketable securities consist primarily of high-quality U.S. corporate securities and U.S. federal government debt securities. Our marketable securities portfolio consists of short-term securities with original maturities of greater than three months from the date of purchase and remaining maturities of less than one year and longer term securities with original maturities of greater than one year and less than five years. Marketable securities are classified as available for sale and are recorded at fair value using the specific identification method; unrealized gains and losses are reflected in other comprehensive income until realized; realized gains and losses are included in earnings when the underlying securities are sold and are derived using the specific identification method for determining the cost of securities sold. A $54,000 loss, $74,000 loss and $18,000 loss from the sale of marketable securities were recorded in fiscal years 2013, 2012 and 2011, respectively. All of Qualstar’s marketable securities were classified as available-for-sale at June 30, 2013, 2012 and 2011.

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

The Company does not believe any unrealized losses represent an other-than-temporary impairment based on our evaluation of available evidence as of June 30, 2013.  We believe that our existing cash and short-term investments, and our expected operating cash flows will be sufficient to fund our working capital requirements, capital expenditures and other obligations for the foreseeable future and will not affect our ability to execute our current business plans.  If the credit ratings of the security issuers deteriorate or if normal market conditions do not return in the near future, we may be required to reduce the value of our investments through an impairment charge and reflect them as long-term investments.

Concentration of Credit Risk, Other Concentration Risks and Significant Customers

Qualstar sells its products primarily through value added resellers located worldwide. Ongoing credit evaluations of customers’ financial condition are performed by Qualstar, and generally, collateral is not required. Potential uncollectible accounts have been provided for in the financial statements.

We are exposed to foreign currency and interest rate risks.  Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since all of our investments are in US fixed income securities. We have no outstanding debt nor do we utilize auction rate securities or derivative financial instruments in our investment portfolio. Cash and other investments may be in excess of FDIC insurance limits.

Our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Sales outside North America represented approximately 49.7% of net revenues in fiscal 2013, 47.0% of net revenues in fiscal 2012, and 36.1% of net revenues in fiscal 2011.

Revenues from Qualstar’s largest customer totaled approximately 9.8% of revenues for the year ended June 30, 2013. Revenues from Qualstar’s largest customer totaled approximately 11.5% of revenues for the year ended June 30, 2012, and revenues from Qualstar’s two largest customers totaled approximately 13.8% and 11.9% respectively of revenues for the year ended June 30, 2011. At June 30, 2013, the largest customer’s accounts receivable balance, net of specific allowances, totaled approximately 8.9% of net accounts receivable. At June 30, 2012, the largest customer’s accounts receivable balance, net of specific allowances, totaled approximately 14.6% of net accounts receivable. At June 30, 2011, the two largest customers’ accounts receivable balances, net of specific allowances, totaled approximately 9.0% and 8.0% respectively of net accounts receivable.

Suppliers

The primary suppliers of our power supplies segment, N2Power, are located in China. The primary supplier of our tape storage products is located in California. If a manufacturer should be unable to deliver products to us in a timely basis or at all, our power supply business could be adversely affected. Though we have many years of favorable experience with these suppliers, there can be no assurance that circumstances might not change and compel a supplier to curtail or terminate deliveries to us.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. Activity in the allowance for doubtful accounts was as follows (in thousands):

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (1)	Balance at End of Period
Year Ended June 30, 2013	$38	$31	$—	$(1)	$68
Year Ended June 30, 2012	$180	$35	$—	$(177)	$38
Year Ended June 30, 2011	$113	$67	$—	$—	$180

(1)	Uncollectible accounts written off, net of recoveries.

As part of our margin expansion initiative and working capital reduction program, we entered into a manufacturing and supply agreement with CTS Electronics Manufacturing Solutions, Inc. (“CTS”) on December 20, 2012.  Under this agreement, CTS manufactures Qualstar’s RLS and XLS tape library products and related assemblies on a turnkey basis.

Under our manufacturing contract with CTS, we sold our component and raw material inventory for our storage products to CTS in order to free up our working capital. The receivable for the purchases of this inventory is accounted for as a separate line item on the balance sheet because the amount is not a customer receivable. Also, because the CTS contract provides for return for credit of “excess and obsolete inventory” (defined as inventory which has not been consumed in more than 12 months), we have estimated an allowance for the value of that inventory, based on current customer sales estimates.

The gross amount due from CTS at June 30, 2013 was $847,000, offset by an allowance for returns of excess and obsolete material of $203,000.

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

Long-Lived Assets

Qualstar reviews the impairment of long-lived assets whenever events or changes in circumstances indicate the carrying amount of any asset may not be recoverable, in accordance with ASC 360, “Property, Plant and Equipment.” An impairment loss would be recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount. If impairment is indicated, the amount of the loss to be recorded is based upon an estimate of the difference between the carrying amount and the fair value of the asset. Fair value is based upon discounted cash flows expected to result from the use of the asset and its eventual disposition and other valuation methods. There were no impairment losses of long-lived assets recognized during the periods presented.

Shipping and Handling Costs

Qualstar records all charges for outbound shipping and handling and reports net freight revenue. All inbound shipping and fulfillment costs are classified as costs of goods sold.

Warranty Obligations

We provide a three year replacement warranty on all XLS and RLS models that includes replacement of components, or if necessary, complete libraries. XLS libraries sold in North America also include one year of onsite service. Customers may purchase extended replacement service coverage and on-site service if they are located in the United States, Canada and most countries within Europe.

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

Activity in the liability for product warranty (included in other accrued liabilities) for the periods presented is as follows (in thousands):

	June 30,
	2013	2012
Beginning balance	$205	$198
Cost of warranty claims	(77)	(46)
Accruals for product warranties	62	53
Ending balance	$190	$205

Engineering

All engineering costs are charged to expense as incurred. These costs consist primarily of engineering salaries, benefits, outside consultant fees, purchased parts and supplies directly involved in the design and development of new products, and facilities and other internal costs.

Advertising

Advertising and promotion expenses include costs associated with direct and indirect marketing, trade shows and public relations. Qualstar expenses all costs of advertising and promotion as incurred. Advertising and promotion expenses for the years ended June 30, 2013, 2012 and 2011 were approximately $575,000, $229,000, and $321,000, respectively.

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

In general, and where applicable, we use quoted prices in active markets for identical assets to determine fair value. This pricing methodology applies to our Level 1 investments such as U.S. treasuries and agency securities and exchange-traded mutual funds. If quoted prices in active markets for identical assets are not available to determine fair value, then we use quoted prices for similar assets or inputs other than the quoted prices that are observable either directly or indirectly. These investments are included in Level 2 and consist primarily of corporate bonds, mortgage-backed securities, and certain agency securities.  While we own certain mortgage-backed fixed income securities, our portfolio as of June 30, 2013 does not contain direct exposure to subprime mortgages or structured vehicles that derive their value from subprime collateral.  Our mortgage-backed securities are collateralized by prime residential mortgages and carry a 100% principal and interest guarantee, primarily from Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. Our asset-backed securities are senior tranches in regard to priority of principal repayment and are collateralized by predominantly prime-rated receivables on consumer credit card, automobile loan and utility rate reduction securities.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at June 30, 2013 and 2012 (in thousands):

	June 30, 2013
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term Marketable Securities	Long-term Marketable Securities
Level 1:
Cash	1,257	-	-	1,257	1,257
Money Market Funds	709	-	-	709	709
U.S. Treasury Securities	503	-	-	503	-	503	-
Subtotal	$2,469	$-	-	$2,469	$1,966	$503	$-
Level 2:
U.S. Agency Securities	544	-	(1)	543	-	-	543
Corporate securities	4,915	1	(11)	4,905	-	2,745	2,160
Municipal securities	5,728	15	-	5,743	-	2,900	2,843
Asset backed securities	127	-	-	127	-	127	-
Mortgage backed securities	30	-	-	30	-	30	-
Subtotal	$11,344	$16	(12)	$11,348	-	$5,802	$5,546
Total	$13,813	$16	(12)	$13,817	$1,966	$6,305	$5,546

	June 30, 2012
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term Marketable Securities	Long-term Marketable Securities
Level 1:
Cash	635	-	-	635	635	-	-
Money Market Funds	6,746	-	-	6,746	6,746	-	-
U.S. Treasury Securities	2,524	-	(1)	2,523	-	1,508	1,015
Subtotal	$9,905	$-	(1)	$9,904	$7,381	$1,508	$1,015
Level 2:
U.S. Agency Securities	753	1	-	754	-	754	-
Corporate securities	2,593	5	(1)	2,597	-	1,696	901
Municipal securities	3,471	6	-	3,477	-	1,752	1,725
Asset backed securities	1,629	1	-	1,630	-	1,256	374
Mortgage backed securities	2,525	-	(2)	2,523	-	169	2,354
Subtotal	$10,971	$13	$(3)	$10,981	-	$5,627	$5,354
Total	$20,876	$13	$(4)	$20,885	$7,381	$7,135	$6,369

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

Comprehensive Loss

Comprehensive loss includes unrealized gains and losses on debt and equity securities classified as available-for-sale and included as a component of shareholders’ equity.

Loss per Share

Basic loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per share has been computed by dividing net loss by the weighted average common shares outstanding plus dilutive securities or other contracts to issue common stock as if these securities were exercised or converted to common stock.

The following table sets forth the calculation for basic and diluted loss per share for the periods indicated:

	Year Ended June 30,
	2013	2012	2011
	(In thousands)
Loss:
Net loss	$(10,363)	$(4,107)	$(680)
Shares:
Weighted average shares for basic and diluted loss per share	12,253	12,253	12,253
Loss per share	(0.85)	(0.34)	(0.06)

Shares issuable under stock options of 628,000, 529,000 and 533,000 for the years ended June 30, 2013, 2012 and 2011, respectively, have been excluded from the computation of diluted loss per share as the effect would be antidilutive.

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

On July 1, 2012 we adopted ASU 2011-05, guidance issued by the FASB on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance also required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. The income statement presentation has been changed to reflect this guidance.

In December 2011, the FASB issued ASU 2011-12 requiring disclosure of items of other comprehensive income on the face of the financial statement where net income is presented. We have incorporated these disclosures in our Statements of Comprehensive Loss.

Recent accounting guidance not yet adopted

In February 2013, the FASB issued ASU 2013-02 guidance on disclosure requirements for items reclassified out of accumulated other comprehensive income. This new guidance requires entities to present (either on the face of the income statement or in the notes) the effects on the line items of the income statements for amounts reclassified out of accumulated other comprehensive income. The new guidance will be effective for us beginning July 1, 2013, and is not expected to materially impact our financial statements upon adoption.

In July 2012, the FASB issued ASU 2012-02 guidance on testing indefinite-lived intangible assets for impairment. The new guidance provides an entity with the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test, simplifying the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. Examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses, and distribution rights. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not’ that the asset is impaired. The new guidance will be effective for us beginning July 1, 2013, and is not expected to impact our financial statements upon adoption.

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

Note 2 – Marketable Securities

The following table summarizes marketable securities by security type at June 30, 2013, and June 30, 2012, respectively (in thousands):

June 30, 2013	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Treasury and U.S. Agency securities	$1,047	$—	$(1)	$1,046
Mortgage backed securities	30	—	—	30
Municipal securities	5,728	15	—	5,743
Asset backed securities	127	—	—	127
Corporate securities	4,915	1	(11)	4,905
Total	$11,847	$16	$(12)	$11,851

June 30, 2012	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Treasury and U.S. Agency securities	$3,277	$1	$(1)	$3,277
Mortgage backed securities	2,525	—	(2)	2,523
Municipal securities	3,471	6	—	3,477
Asset backed securities	1,629	1	—	1,630
Corporate securities	2,593	5	(1)	2,597
Total	$13,495	$13	$(4)	$13,504

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2013 and at June 30, 2012.

	Less Than 12 Months		12 Months or Greater		Total
June 30, 2013	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
U.S. Agency securities	-	-	543	(1)	543	(1)
Corporate securities	2,745	(3)	2,160	(8)	4,905	(11)
Total	$2,745	$(3)	$2,703	$(9)	$5,448	$(12)

	Less Than 12 Months		12 Months or Greater		Total
June 30, 2012	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
U.S. Agency securities	2,262	—	1,015	(1)	3,277	(1)
Corporate securities	1,696	—	901	(1)	2,597	(1)
Mortgage backed securities	169	(1)	2,354	(1)	2,523	(2)
Total	$4,127	$(1)	$4,270	$(3)	$8,397	$(4)

The following tables summarize the contractual maturities of the Company’s fixed maturity securities and GSE collateralized mortgage obligations based on cash flows (in thousands):

	June 30,
	2013	2012
Less than 90 days	$—	$—
Less than one year	6,305	7,135
Due in one to five years	5,546	6,369
	$11,851	$13,504

Note 3 – Inventories

Inventories consist of the following:

	June 30,
	2013	2012
	(In thousands)
Raw materials	$1,458	$3,961
Finished goods	1,253	2,235
Subtotal	2,711	6,196
Less: Inventory reserve	(1,083)	(1,721)
	$1,628	$4,475

During fiscal year 2013, the Company outsourced much of its tape library manufacturing to a contract manufacturer, CTS Electronics Manufacturing Solutions Inc (“CTS”) in Moorpark, CA. As part of its ongoing product evaluation, the Company analyzed its raw material inventory levels and recognized inventory reserves on materials deemed to be in excess of one year demand.

Note 4 – Property and Equipment

The components of property and equipment are as follows:

	June 30,
	2013	2012
	(In thousands)
Leasehold improvements	$590	$566
Furniture and fixtures	969	845
Machinery and equipment	1,724	1,634
	3,283	3,045
Less accumulated depreciation and amortization	(2,738)	(2,777)
	$545	$268

Note 5 – Accrued Payroll and Related Liabilities

The components of accrued payroll and related liabilities are as follows:

	June 30,
	2013	2012
	(In thousands)
Accrued salaries and payroll taxes	$90	$99
Accrued vacation	185	215
Accrued other	149	18
	$424	$332

Note 6 – Other Accrued Liabilities

The components of other liabilities are as follows:

	June 30,
	2013	2012
	(In thousands)
Accrued audit	$99	$97
Accrued service contracts	66	228
Accrued contingent legal fees	83	375
Accrued step rent	121	141
Accrued warranty	190	205
Deferred revenue	953	156
Lease abandonment	1,040	—
Other accrued liabilities	380	172
	$2,932	$1,374

Note 7 – Income Taxes

The provision for (benefit from) income taxes is comprised of the following:

	Year Ended June 30,
	2013	2012	2011
	(In thousands)
Current:
Federal	$—	$—	$(2)
State	—	16	(3)
	—	16	(5)
Deferred:
Federal	—	—	—
State	—	—	—
	—	—	—
	$—	$16	$(5)

The following is a reconciliation of the statutory federal income tax rate to Qualstar’s effective income tax rate:

	Year Ended June 30,
	2013	2012	2011
Statutory federal income tax benefit	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal income tax benefit	(3.7)	(3.6)	(3.8)
Engineering credits	(1.1)	(1.8)	(13.8)
Valuation allowance	39.2	39.3	59.4
Other	(0.4)	0.5	(8.6)
	0.0%	0.4%	(0.8)%

The tax effect of temporary differences resulted in deferred income tax assets (liabilities) as follows:

	June 30,
	2013	2012	2011
	(In thousands)
Deferred tax assets:
Net operating loss carry forwards	$8,888	$5,059	$4,119
Capital loss and other credit carry forwards	57	178	21
Engineering credit carry forwards	1,412	1,244	1,148
Allowance for bad debts and returns	105	19	78
Inventory reserves	408	650	168
Capitalized inventory costs	—	17	16
Marketable securities	—	—	—
Other accruals	849	500	514
Total gross deferred tax assets	11,719	7,667	6,064
Less valuation allowance on deferred tax assets	(11,717)	(7,654)	(6,034)
Net deferred tax assets	2	13	30
Deferred tax liabilities:
Marketable securities	(1)	(3)	(15)
Depreciation and other	(1)	(10)	(15)
Total deferred tax liabilities	(2)	(13)	(30)
Net deferred taxes	$—	$—	$—

The Company records a valuation allowance against its net deferred income tax assets in accordance with ASC 740 “Income Taxes” when in management’s judgment, it is more likely than not that the deferred income tax assets will not be realized in the foreseeable future. For the fiscal years ended June 30, 2013, 2012, and 2011, the Company placed a valuation allowance on net deferred tax assets. The Company has net operating loss carry-forwards for federal income tax purposes of approximately $23.4 million as of June 30, 2013, $13.3 million as of June 30, 2012 and $10.7 million as of June 30, 2011.  The Company has net operating loss carry-forwards for state income tax purposes of approximately $16.7 million as of June 30, 2013, $10.0 million as of June 30, 2012 and $8.4 million as of June 30, 2011. The Company had engineering and other credits for tax purposes of $2.0 million as of June 30, 2013, $1.8 million as of June 30, 2012 and $1.7 million at June 30, 2011. If not utilized, the federal net operating loss and other tax credit carry-forwards will expire beginning in 2025. If not utilized, the state net operating loss carry-forward will expire beginning in 2014.  The state engineering credit has no limit on the carry-forward period.

In accordance with ASC 740, the Company recognized an increase of approximately $36,000 in liability for uncertain tax positions that were accounted for as a reduction to the July 1, 2007 balance of retained earnings. The following table summarizes the activity related to the Company’s uncertain tax positions (in thousands):

	June 30,
	2013	2012	2011
Balance at July 1	$26	$21	$25
Increases related to tax positions taken in prior year	3	4	9
Decreases due to lapse of statute of limitations	(11)	(1)	(10)
Related interest and penalties, net of federal tax benefit	(1)	2	(3)
Balance at June 30	$17	$26	$21

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

The Company’s policy is to include interest and penalties on uncertain tax positions in income tax expense, but they are not significant at June 30, 2013.   The Company files its tax returns by the laws of the jurisdictions in which it operates.  The Company’s federal tax returns after 2009 and California tax returns after 2008 are still subject to examination.  Various state jurisdictions’ tax years remain open to examination as well, though the Company believes any additional assessment will be immaterial to its financial statements.

Note 8 – Preferred Stock

Qualstar’s capital structure allows for the Board of Directors to authorize 5,000,000 shares of preferred stock. The Board of Directors has authority to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares of preferred stock without any future vote or action by the shareholders. At June 30, 2013 and 2012, there were no outstanding shares of preferred stock.

Note 9 –Stock Option Plans

The Company has two share-based compensation plans as described below. During fiscal 2013, 2012 and 2011, the Company recorded share-based compensation associated with outstanding stock option grants of approximately $60,000, $9,000 and $39,000, respectively. No income tax benefit was recognized in the statements of comprehensive loss for share-based arrangements in any period presented.

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

Qualstar adopted the 2008 Stock Incentive Plan (the “2008 Plan”) under which incentive and nonqualified stock options may be granted for an aggregate of no more than 500,000 shares of common stock. Under the terms of the 2008 Plan, options may be issued at an exercise price of not less than 100% of the fair market value of common stock on the date of grant. These option awards typically vest based on 4 years of continuous service at a rate of 25% per year and terminate as specified in each option agreement, but terminate no later than ten years after the date of grant.  Option grants under the 2008 Plan were 212,000 options during fiscal year 2013 and 224,000 options during fiscal 2012. There were no options granted in 2011.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination in determining forfeiture rates and evaluates separate groups of employees by functional area that have similar historical exercise behavior. The expected term of options granted is estimated based on the vesting term of the award, historical employee exercise behavior, expected volatility of the Company’s stock and an employee’s average length of service. The risk-free interest rate used in this model correlates to a U.S. constant rate Treasury security with a contractual life that approximates the expected term of the option award. Weighted-average numbers have been used for fiscal year 2013 grants below as indicated.

Expected dividend yield		0%
Risk-free interest rate	0.962%	–	1.13%
Expected life of options (in years)	5.81	–	6.25
Volatility	28.2%	–	29.61%

The following table summarizes all stock option activity (in thousands, except per share amounts):

Options	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at June 30, 2012	529	$2.85	6.15	$—
Granted	212	1.78
Exercised	—	—
Forfeited or expired	(113)	4.36
Outstanding at June 30, 2013	628	$2.35	6.86	$—
Exercisable at June 30, 2013	378	$2.96	4.62	$—

At June 30, 2013, there was $212,000 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the 2008 Plan.  The cost is expected to be recognized over a weighted-average period of 2.8 years.  The total fair value of shares vested for fiscal years 2013, 2012, and 2011 was $120,000, $9,000, and $14,000, respectively.

Note 10 – Commitments

Qualstar’s lease agreement for its facility located in Simi Valley, California, expires in December 2015. Rent on this facility is $43,000 per month with a step-up of 3% annually. The Company provides for rent expense on a straight-line basis over the lease term. We also lease approximately 2,097 square feet of office space in Boulder, Colorado, that houses our Advanced Development Group. Our lease on this facility expires in October 2014.  Rent on this facility is $1,900 per month, with a step-up of 5.2% annually.

 Future minimum lease payments under these leases are as follows:

Year Ending June 30,	Minimum Lease Payment
(in thousands)
2014	$541
2015	540
2016	273
$1,354

Rent expense (including equipment rental) for the years ended June 30, 2013, 2012, and 2011, was $448,000, $691,000 and $625,000, respectively.

Note 11 – Segment Information

Based on the provisions of ASC 280, “Segment Reporting,” and the manner in which the Chief Operating Decision Maker analyzes the business, Qualstar has determined that it has two separate operating segments.

Segment revenue, loss before income taxes and total assets were as follows:

	Year Ended June 30,
	2013	2012	2011
	(in thousands)
Revenue
Power Supplies	$6,489	$9,420	$8,455
Tape Libraries:
Product	4,337	5,341	7,195
Service	1,816	2,320	2,652
Total Tape Libraries	6,153	7,661	9,847

Total Revenue	$12,642	$17,081	$18,302

	Year Ended June 30,
	2013	2012	2011
	(in thousands)
(Loss) Income before Taxes
Power Supplies	$(1,239)	$356	$944
Tape Libraries	(9,124)	(4,463)	(1,624)

Total Loss before Income Taxes	$(10,363)	$(4,107)	$(680)

	June 30,
	2013	2012
	(in thousands)
Total Assets
Cash and Marketable Securities:
Cash and Cash Equivalents	$1,966	$7,381
Marketable Securities	11,851	13,504
Total Cash and Marketable Securities	$13,817	$20,885
Power Supplies and Tape Libraries :
Power Supplies	538	2,142
Tape Libraries	5,852	5,797
Total Power Supplies and Tape Libraries	$6,390	$7,939
Total Assets	$20,207	$28,824

	June 30,
	2013	2012
	(in thousands)
Property and Equipment
Power Supplies:
Gross fixed assets	$576	513
Less: accumulated depreciation and amortization	(448)	(389)
Net Power Supply fixed assets	$128	$124
Tape Libraries:
Gross fixed assets	2,706	2,533
Less: accumulated depreciation and amortization	(2,289)	(2,389)
Net Library fixed assets	$417	$144

In its operation of the business, management reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with U.S. GAAP. Our two segments are Power Supplies and Tape Libraries. The two segments discussed in this analysis are presented in the way we internally managed and monitored performance for the years ended June 30, 2013, 2012, and 2011. Allocations for internal resources were made for the years ended June 30, 2013, 2012, and 2011. The power supplies segment tracks certain assets separately, and all others are recorded in the tape library segment for internal reporting presentations.

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

Geographic Information

Information regarding revenues attributable to the Qualstar’s primary geographic operating regions is as follows:

	Year Ended June 30,
	2013	2012	2011
	(In thousands)
Total Revenue:
North America	$6,357	$9,039	$11,700
Europe	3,195	3,028	3,200
Asia Pacific	2,936	4,724	3,127
Other	154	290	275
	$12,642	$17,081	$18,302

	Year Ended June 30,
	2013	2012	2011
	(In thousands)
Power Supply Revenue:
North America	$2,564	$3,327	$4,105
Europe	1,218	1,587	1,326
Asia Pacific	2,707	4,506	3,024
Other	—	—	—
	$6,489	$9,420	$8,455

	Year Ended June 30,
	2013	2012	2011
	(In thousands)
Tape Library Revenue:
North America	$3,793	$5,712	$7,595
Europe	1,977	1,441	1,874
Asia Pacific	229	218	103
Other	154	290	275
	$6,153	$7,661	$9,847

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

In August 2013, the company filed a lawsuit in the Superior Court for the State of California, City of Los Angeles, case number BC514889 against the former CEO, Lawrence D. Firestone (“Defendant”) et al, and includes claims for breach of fiduciary duties, breach of duty of loyalty, breach of duty of care, and corporate waste. After requests for change of venue were sought by Defendant, on September 16, 2013, the case was remanded back to the Superior Court by the United States Court for the Central District of California, Western Division. The possibility exists that Defendant could initiate counter-claims against the Company, but the probability of these actions or the likely results are not currently ascertainable. At this time, no evaluation can be made as to the likelihood of a favorable or unfavorable outcome.

We also are subject to a variety of other claims and legal proceedings that arise from time to time in the ordinary course of our business. Although management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. We accrue loss contingencies in connection with our commitments and contingencies, including litigation, when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. As of June 30, 2013, we had accrued aggregate current liabilities of $83,000 in probable fees and costs related to our contingent legal matters.

Note 13 – Benefit Plans

Qualstar has a voluntary deferred compensation plan (the “Plan”) qualifying for treatment under Internal Revenue Code Section 401(k). All employees are eligible to participate in the Plan following three months of service of employment and may contribute up to 100% of their compensation on a pre-tax basis, not to exceed the annual IRS maximum. Qualstar, at the discretion of management, may make matching contributions in an amount equal to 25% of the first 6% of compensation contributed by eligible participants. Qualstar suspended the discretionary matching contribution effective August 2009.

Note 14 – Related Party Transactions

During part of fiscal year 2013, Qualstar’s outside counsel was a member of its board of directors. During the years ended June 30, 2013, 2012, and 2011, Qualstar paid $376,000, $134,000, and $86,000, respectively to the law firm in which the director is a shareholder for general business purposes.  During the years ended June 30, 2013 and 2012, Qualstar paid $316,000 and $279,000 to the law firm in which the director is a shareholder for legal services provided in connection with the proxy contest related to the annual and special meetings of shareholders held on June 28, 2013 and June 20, 2012, and in connection with litigation.

Note 15 – Quarterly Results of Operations (Unaudited)

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,
	(In thousands, except per share amounts)
Fiscal 2013:
Net sales	$2,881	$2,952	$3,355	$3,453
Gross profit	370	872	1,269	944
Net (loss) income	$(3,443)	$(3,301)	$(1,673)	$(1,946)
Net (loss) income per share:
Basic and diluted	$(0.28)	$(0.27)	$(0.14)	$(0.16)

Fiscal 2012:
Net sales	$4,294	$4,608	$3,555	$4,624
Gross profit	(40)	1,190	827	1,714
Net (loss) income	$(2,640)	$(553)	$(971)	$57
Net (loss) income per share:
Basic and diluted	$(0.22)	$(0.05)	$(0.08)	$0.00

Note 16 - Restructuring Charges

In fiscal year 2013, the Company continued to restructure its operations and overhead structure related to the storage division by reducing the size of its facilities and headcount as part of its strategic initiative to outsource manufacturing.

Our restructuring actions are strategic management decisions and until we achieve consistent and sustainable levels of profitability, we may incur restructuring charges in the future from additional cost reduction efforts.

	Beginning Balance June 30, 2012	Expensed	Paid	Ending Balance June 30, 2013
Lease abandonment obligation	$-	$1,269	$(229)	$1,040
Termination costs	-	344	(344)	-
Facility - other	-	1,053	(1,053)	-
Total Restructuring Expenses	$-	$2,666	$(1,626)	$1,040

Note 17 – Subsequent Event

On July 3, 2013, the Board of Directors authorized the termination of Mr. Firestone’s employment agreement for cause. On July 9, 2013, Mr. Firestone was informed that he was terminated for cause. The Company has filed a lawsuit pending in the Superior Court of the State of California, County of Los Angeles, and assigned case number BC514889, alleging, among other things, that Mr. Firestone was terminated for cause.

Qualstar believes that it has sufficient grounds to prevail in its complaint and that the probability of losing is remote.

If the court finds that Mr. Firestone was terminated without good cause, as defined in his employment agreement attached as Exhibit 10.6, to this Form 10-K, then severance payments approximating $1.1 million may become due to Mr. Firestone.

No provision for any loss contingency as defined in ASU 450 is provided in these financial statements as the termination occurred after year end.

Note 18 – Shareholder Activism

On June 28, 2013, at the Annual Shareholders’ Meeting, as a result of a proxy contest initiated by BKF Capital Group, Inc, (“BKF”), an owner of 18.3% of the stock of Qualstar, the entire Board of Qualstar was replaced by five nominees of BKF. Qualstar incurred costs of $1.0 million during the fiscal year on legal counsel, financial advisors and proxy solicitors in connection with this matter.

Subsequently, on August 19, 2013, the new Board approved reimbursement of $356,000 to BKF for fees it incurred during the proxy contest. These costs are recognized in August 2013.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Qualstar’s disclosure controls and procedures as of June 30, 2013, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over financial reporting

We did not make any changes in our internal control over financial reporting during the fiscal year ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we have concluded that, as of June 30, 2013, our internal control over financial reporting was effective based on those criteria.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our executive officers and biographical information appears in Part I, Item 1 of this report under the caption “Executive Officers of the Registrant.” The current members of our Board of Directors and biographical information are set forth below:

Name	Age	Position
Steven N. Bronson	47	Chief Executive Officer, and Chairman
Alan B. Howe	52	Director
Sean M. Leder	42	Director
Dale E. Wallis	63	Director
David J. Wolenski	52	Director

All of the Directors named above were elected to serve at the annual meeting of Shareholders held on June 28, 2013, replacing all of the Directors who had previously served.

Steven N. Bronson was appointed CEO and President on July 3, 2013. He may be deemed to beneficially own 18.7% of Qualstar stock. Mr. Bronson has been Chairman and Chief Executive Officer of BKF Capital Group Inc., since September 2008. In July 2010 he became Chairman and Chief Executive of Interlink Electronics, Inc., a global leader in the design of patented Force-Sensing Resistor™ (FSR™) technology and a pioneer in printed electronics. Since 1996, Mr. Bronson has served as the Chairman of Catalyst Financial, an investment banking firm that advises private and public, emerging growth and middle market companies. In addition, Mr. Bronson served as Chairman and Chief Executive Officer of Ridgefield Acquisition Corp. and 4net Software, Inc., both publicly traded companies.

Alan B. Howe has served as co-founder and managing partner of Broadband Initiatives, LLC (and its predecessor company), a boutique corporate advisory and consulting firm, since 2001.   He served as vice president of strategic and wireless business development for Covad Communications, Inc., a national broadband telecommunications company from May 2005 to October 2008.  Prior to that, Mr. Howe was chief financial officer and vice president of corporate development of Teletrac, Inc., and director of corporate development for Sprint PCS.  Mr. Howe is currently a member of the public board of directors of Selectica, Inc. (Nasdaq:  SLTC) and also serves as its Vice Chairman as well as serving as a director of Data I/O (Nasdaq:  DAIO).  He previously served on the boards of Ditech Networks, Proxim, Inc., Alliance Semiconductor Inc., LLC International, Inc., and Altigen Communications, Inc., which are no longer reporting companies.  Mr. Howe also is serving as Interim CEO of Sunrise Telecom, Inc. under a short term consulting agreement.  Mr. Howe holds a BS in business administration from the University of Illinois and an M.B.A. from the Indiana University Kelley Graduate School of Business.  Mr. Howe’s prior positions and current advisory roles provide the Board with leadership experience and operational knowhow; in addition his outside board experience helps the Board in its compliance and governance discussions and strategies.

Sean Leder is currently serving as Chief Executive Officer of Leder Holdings, LLC, Chief Executive Officer of The Leder Group and President of Leder Realty & Management, Inc. He has held the posts of CEO of The Leder Group and President of Leder Realty & Management for the past eighteen years. Mr. Leder started his career on Wall Street where, at Chase Manhattan Bank, he worked in mergers and acquisitions. Later, as a Merrill Lynch investment banker, he worked on the real estate investment banking team, raising money for and advising real estate investment trusts. Mr. Leder received his B.A. in Political Science from Brandeis University in 1993.

Dale E. Wallis has over 40 years of business and entrepreneurial experience. In the last 15 years, Mr. Wallis has been Vice President, Chief Financial Officer and Treasurer of The Aerospace Corporation, a $900 million revenue defense contractor that manages much of the US Government’s satellite communications programs.  Prior to Aerospace, Mr. Wallis was Chief Financial Officer for a privately held company and in senior financial management for an SEC reporting company.  Earlier in his career Mr. Wallis was a Senior Manager with Ernst & Young and an auditor with KPMG..   Mr. Wallis currently is on the board and serves as audit committee chair for Financial Executives International, a professional organization of over 12,000 CFOs in the US, Canada, Japan and the UK.  Mr. Wallis has recently served as an adjunct professor of accounting at major universities.

David J. Wolenski is Vice President of Electro-Mechanical Products, Inc. ("EMP"), a privately-held company engaged in the manufacture of precision-machined components and thermal management systems for the Semiconductor, Laser, and Medical Device industries.  He has been a director on EMP's board since August 2000, and has served as an officer of the Company since November 2002.  From 1996 to 2000, Mr. Wolenski was Chief Executive Officer of OZO Automation, Inc. (OTCBB:OZOA), a publicly-traded company that produced robotic workstations for the electronics industry.  As Chief Executive Officer he also managed the sale of OZO's assets to JOT Automation of Olunsalo, Finland, and served as President of their Depaneling subsidiary from 2000 to 2001.  From 1983 to 1996, Mr. Wolenski held various positions with Johns Manville Corporation, a worldwide leader in fiberglass insulations and engineered products, which included managerial assignments in manufacturing, business development, and quality assurance.  His past board affiliations have included OZO Automation, Inc. where he was a director from 1996-1999, and Bio-Medical Automation, Inc., where he was a director from 1999-2000.  Mr. Wolenski holds a BS degree in Mechanical Engineering from the University of Colorado at Boulder (1983), and an MBA from the University of Colorado at Denver (1990).

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

To our knowledge, based solely on a review of the copies of Section 16(a) reports furnished to us and a review of the stockholders register, during the fiscal year ended June 30, 2013, our officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements, except for the following: Mr. Allen Alley’s Form 4 was filed on February 7, 2013 which was due on February 4, 2013, Mr. Daniel C. Molhoek’s Form 4 was filed on February 7, 2013 which was due on February 4, 2013, Mr. Robert Meyer’s Form 4 was filed on June 3, 2013 which was due May 24, 2013.

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

During the fiscal year ended June 30, 2013, the members of the Audit Committee were: Carl W. Gromada, Stanley W. Corker and Robert A. Meyer, with Mr. Gromada serving as the Chairman. On February 11, 2013, Allen H. Alley replaced Mr. Corker on the Audit Committee. At that time the Board of Directors determined that Mr. Gromada and Mr. Meyer met the Securities and Exchange Commission definition of “audit committee financial expert.”

The Company held its Annual Meeting of Shareholders on June 28, 2013, the last business day of fiscal year 2013. At the Annual Meeting the shareholders of the Company elected a new Board of Directors that took office on the afternoon of June 28, 2013. At its initial meeting, on June 28, 2013, the new Board of Directors appointed the current members of the Audit Committee which are Dale E. Wallis, David J. Wolenski and Alan B. Howe, with Mr. Wallis serving as Chairman. Our Board of Directors has determined that Mr. Wallis and Mr. Wolenski meet the Securities and Exchange Commission’s definition of “audit committee financial expert.”

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section contains a discussion of the material elements of compensation awarded to, earned by, or paid to our principal executive officer, our principal financial officer, and our other executive officers who were serving as executive officers of Qualstar at June 30, 2013. These individuals are identified in the Summary Compensation Table and other compensation tables that follow this section, and are referred to throughout this report as our “named executive officers.”

Our Board of Directors has a standing Compensation Committee, which is comprised solely of non-employee directors who satisfy current Nasdaq standards with respect to independence.

During the fiscal year ended June 30, 2013, the members of the Compensation Committee were: Stanley W. Corker, Carl W. Gromada and Robert A. Meyer, with Mr. Corker serving as the Chairman. On February 11, 2013, Daniel C. Molhoek replaced Mr. Gromada on the Compensation Committee.

The Company held its Annual Meeting of Shareholders on June 28, 2013, the last business day of fiscal year 2013. At the Annual Meeting the shareholders of the Company elected a new Board of Directors that took office on the afternoon of June 28, 2013. At its initial meeting, the new Board of Directors appointed the current members of the Compensation Committee which are David J. Wolenski and Sean M. Leder, with Mr. Wolenski serving as Chairman. Accordingly, the current Compensation Committee had no input or oversight of the Company’s compensation of executive officers during fiscal year 2013.

The Compensation Discussion and Analysis below is a discussion of the material elements of compensation awarded to, earned by, or paid to our principal executive officer, our principal financial officer, and our other executive officers who were serving as executive officers of Qualstar at June 30, 2013, by the prior Compensation Committee and prior Board of Directors.

Executive Summary and Overview of Fiscal 2013 Compensation

Our Company’s long-term success depends on our ability to fulfill the expectations of our customers in a competitive environment and deliver value to stockholders. To achieve these goals, it is critical that we are able to attract, motivate, and retain highly talented individuals at all levels of the organization who are committed to the Company’s values and objectives.

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

●

Compensation fosters the long-term focus required for the Company’s success. In general, the compensation of Company executives includes longer-term incentives because they are in a greater position to influence longer-term results.

●

Compensation reflects the level of job responsibility, individual performance, and Company performance. As employees progress to higher levels in the organization, an increasing proportion of their pay should be linked to Company performance and stockholder returns because those employees are more able to affect the Company’s results.

●

Compensation reflects the value of the job in the marketplace. To attract and retain a highly skilled workforce, we must remain competitive with the pay of other premier employers who compete with us for talent.

●

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

Role of Executive Officers in Compensation Decisions

The Compensation Committee meets with the Company’s Chief Executive Officer and other senior executives in order to obtain recommendations with respect to the Company’s compensation programs and practices for executives and other employees. Management discusses with the Compensation Committee the practices that have been put in place to identify and mitigate, as necessary, potential risks. The Chief Executive Officer annually reviews the performance of each executive officer, other than himself. The Chief Executive Officer’s performance is reviewed by the Compensation Committee which makes recommendations to the full Board.

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

Components of Executive Compensation

For fiscal year 2013, the principal components of compensation for named executive officers were: (1) Base Salary, (2) Performance-Based Incentive Compensation, (3) Long-Term Equity Incentive Compensation, (4) Personal Benefits, and (5) Other Compensation. In determining the amount and relative allocation among each component of compensation for each named executive officer, the Compensation Committee considered, among other factors, the Company’s and each executive officer’s experience level and historical performance, compensation paid by companies comparable in size to Qualstar, data obtained from management’s recruitment activities, historical rates of executive compensation, Company revenues and profitability, and alignment with the Company’s overall compensation philosophy.

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

The table below shows the base salary established by the Compensation Committee for each of our named executive officers for fiscal year 2013, and the percentage change compared to the prior fiscal year. Salary adjustments typically do not coincide with the beginning of the fiscal year, so the amounts shown below may differ from those shown in the Fiscal 2013 Summary Compensation Table.

Name and Principal Position	Fiscal 2013 Base Salary		Percent Change versus Fiscal 2012 Base Salary

Lawrence D. Firestone	$300,000	(1)	─
Former Chief Executive Officer and President

Philip G. Varley	$185,000	(2)	─
Chief Financial Officer

Nidhi H. Andalon	$160,000	(3)	6%
Former Chief Financial Officer and Vice President

Randy D. Johnson	$200,000		─
Vice President and General Manager, N2Power

Robert K. Covey	$170,600	(4)	─
Former Vice President of Marketing

__________

(1)	Mr. Firestone’s employment was terminated July 3, 2013.

(2)	Mr. Varley was appointed our Chief Financial Officer on April 10, 2013, effective as of his commencement date of April 10, 2013.

(3)	Ms. Andalon ended her employment as Chief Financial Officer and Vice President on March 15, 2013.

(4)	Mr. Covey ended his employment as Vice President of Marketing on August 16, 2013.

Performance-Based Incentive Compensation

Mr. Firestone was paid a bonus of $154,500 for the fiscal year ended June 30, 2013. This was reduced by the amount of his previously paid bonus of $75,000, and his commuting expenses of $34,500.

Mr. Varley was appointed Chief Financial Officer on April 10, 2013. He is eligible to earn a bonus of up to 25% of his base compensation at the discretion of the Board. For the fiscal year ended June 30, 2013. Mr. Varley was paid a bonus of $10,000, equal to 24% of his base pay.

Mr. Johnson was paid a bonus of $10,000 for the fiscal year ended June 30, 2013.

Mr. Covey was paid a bonus of $10,000 for the fiscal year ended June 30, 2013.

The payment of the above performance-based incentive compensation was authorized by the prior Compensation Committee and the prior Board of Directors. The current Compensation Committee and the current Board of Directors did not authorize or approve the granting or payment of any of the above performance-based incentive compensation.

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

Stock options are granted to executive officers as long-term incentives in order to align executives’ performance with the interests of the Company’s stockholders and also encourage retention. For the fiscal year 2013, the Compensation Committee determined an equity incentive compensation target for each executive officer after consideration of individual performance and accomplishments, future Company performance, performance goals, and other elements of the executives’ compensation. Stock options awarded to executive officers during fiscal year 2013 are set forth in the table below entitled “Grants of Plan-Based Awards in Fiscal Year 2013.”

Personal Benefits

As employees, the executives are eligible to participate in health and welfare benefits, as offered to our general workforce, designed to attract and retain a skilled workforce in a competitive marketplace. These benefits help ensure that the Company has a healthy and focused workforce through reliable and competitive health and other personal benefits. These benefits were considered in relation to the total compensation package, but did not materially impact decisions regarding other elements of executive officer compensation.

Other Compensation

The Company was party to an employment agreement with Mr. Firestone that provided that Mr. Firestone would be employed by the Company for an initial term beginning on June 1, 2012 (the “Start Date”) through June 30, 2013, which term would be automatically renewed for one year unless the Company provided written notice of non-renewal by March 31, 2013. Mr. Firestone’s employment agreement specified his base salary at the rate of $300,000 per year during the initial term, which would be increased to $350,000 per year beginning July 1, 2013 unless the Company provided written notice of non-renewal of Mr. Firestone’s employment agreement by March 13, 2013, as well as a potential target incentive bonus of 100% of his base salary as described above under the caption entitled “Performance-Based Incentive Compensation.” In accordance with other terms of Mr. Firestone’s employment agreement, the company paid to him during fiscal year 2013 a signing bonus of $75,000 and reimbursed $34,500 in commuting and temporary housing expenses.

Mr. Firestone’s employment agreement further provided that if he was terminated by the Company without cause or if he resigned for good reason, he would receive his accrued compensation and, subject to certain conditions, a lump sum payment of an amount equal to his then current base salary for 18 months. The employment agreement also provided that if Mr. Firestone was terminated by the Company without cause or if he resigned for good reason within 12 months of a change in control, he would receive his accrued compensation and severance benefits which include, subject to certain conditions, (1) a lump sum payment of an amount equal to his then current base salary for 18 months; (2) payment of COBRA premiums for 18 months; (3) a lump sum payment equal to 100% of his target incentive bonus for his then current term, prorated as of his termination date, plus an additional 12 months target incentive bonus; and (4) accelerated vesting of all his then unvested stock options. “Cause” includes, among other acts, any act of fraud, embezzlement or dishonesty which materially adversely affects the business of the Company or any successor entity, any unauthorized use or disclosure of confidential information or trade secrets of the Company, any material act or omission involving malfeasance or gross negligence in the performance of the executive’s duties and any material deviation from any of the Company’s or a successor entity’s policies. “Good reason” includes, among other acts, a demotion or material reduction in responsibility level, a decrease in level of his compensation by more than ten percent (10%), and a relocation of more than 30 miles from the executive’s current work place.

A “change of control” is defined in Mr. Firestone’s employment agreement as an acquisition by any person of beneficial ownership of 50% or more of the Company’s voting stock, certain mergers or other business combinations involving the Company, the sale of all or substantially all of the Company’s assets, the approval by the Company’s stockholders of a liquidation or dissolution of the Company, or if, during any period of 12 consecutive months, a majority of the Board of Directors is replaced by individuals who were not approved by a vote of at least a majority of the directors then still in office who were directors at the beginning of the period. A copy of the employment agreement with Mr. Firestone is filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Subsequent Event

On July 3, 2013, the Board of Directors authorized the termination of Mr. Firestone’s employment agreement for cause. On July 9, 2013, Mr. Firestone was informed that he was terminated for cause. The Company has filed a lawsuit pending in the Superior Court of the State of California, County of Los Angeles, and assigned case number BC514889, alleging, among other things, that Mr. Firestone was terminated for cause.

Tax and Accounting Implications

Under Section 162(m) of the Internal Revenue Code, we generally receive a federal income tax deduction for compensation paid to any of our named executive officers only to the extent total compensation does not exceed $1.0 million during any fiscal year or if it is “performance-based” under Section 162(m). During fiscal year 2013, none of the executive officers of the Company had non-performance-based compensation in excess of $1,000,000.

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

David J. Wolenski (Chairman)
Sean M. Leder

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Our Board of Directors has a standing Compensation Committee. During the fiscal year ended June 30, 2013, the members of the Compensation Committee were: Stanley W. Corker, Carl W. Gromada and Robert A. Meyer, with Mr. Corker serving as the Chairman. On February 11, 2013, Daniel C. Molhoek replaced Mr. Gromada on the Compensation Committee. The Company held its Annual Meeting of Shareholders on June 28, 2013, the last business day of fiscal year 2013. At the Annual Meeting the shareholders of the Company elected a new Board of Directors that took office on the afternoon of June 28, 2013. At its initial meeting the new Board of Directors appointed new members to the Compensation Committee. The current members of the Compensation Committee are David J. Wolenski and Sean M. Leder, with Mr. Wolenski serving as Chairman. Accordingly, the current Compensation Committee had no input or oversight of the Company’s compensation of executive officers during fiscal year 2013. No member of the Compensation Committee is, or was during fiscal year 2013, an employee or officer of Qualstar.

During the fiscal year ended June 30, 2013, none of our executive officers:

-

served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire the board of directors) of another entity, one of whose executive officers served as a member of our board of directors;

-	served as a director of another entity, one of whose executive officers served as a member of our board of directors; or

-

served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire the board of directors) of another entity, one of whose executive officers served as a member of our board of directors.

COMPENSATION TABLES

Summary Compensation Table

The following tables show information about the compensation earned by our principal executive officer, our principal financial officer, and our other executive officers who were serving as executive officers at June 30, 2013. These officers are referred to in this report as the “named executive officers.”

Fiscal Year 2013 Summary Compensation Table

Name and Principal Position	Year	Salary (1) ($)	Bonus (1) ($)	Grant Date Fair Value of Option Awards (2) ($)	All Other Compensation (3) ($)	Total ($)
Lawrence D. Firestone (6)	2013	$300,019	$45,000	$42,000	$2,279	$389,298
Former Chief Executive Officer and President	2012	18,463	75,000	70,120	—	163,583

Philip G. Varley (5)	2013	37,712	10,000	10,884	405	59,001
Chief Financial Officer

Nidhi H. Andalon (4)	2013	115,010	—	—	1,104	116,114
Former Vice President and	2012	158,013	—	11,600	532	170,145
Chief Financial Officer	2011	150,010	—	—	573	150,583

Randy Johnson	2013	210,428	10,000	—	1,705	222,133
Vice President and General Manager,	2012	179,450	10,800	11,600	2,286	204,136
N2Power	2011	186,788	14,400	—	2,129	203,317

Robert K. Covey (7)	2013	179,480	10,000	—	1,535	191,015
Former Vice President of Marketing	2012	179,480	—	11,600	2,213	193,293
	2011	173,550	—	—	2,254	175,804

(1)	The amounts shown in these columns reflect salary and bonuses paid to the named executive officers for each of the fiscal years indicated.

(2)	The amounts shown in this column represent the fair value of stock options at the date of grant.

(3)	The amounts shown above under “All Other Compensation” represent premiums for disability and life insurance.

(4)	Ms. Andalon ended her employment as Chief Financial Officer and Vice President on March 15, 2013.

(5)

Mr. Varley was appointed our Chief Financial Officer on April 10, 2013, effective as of his commencement date of April 10, 2013, and was granted 20,000 stock options at an exercise price of $1.82 on April 26, 2013.

(6)	Mr. Firestone’s employment was terminated July 3, 2013. On January 2, 2013, he was granted 100,000 stock options at an exercise price of $1.44.

(7)	Mr. Covey ended his employment as Vice President of Marketing on August 16, 2013.

Subsequent Event

On July 3, 2013, the Board of Directors appointed Steven N. Bronson to serve as the Chief Executive Officer and President of Qualstar, with an annual salary of $200,000 per year. The Company is in the process of preparing an employment agreement for Mr. Bronson.

Grants of Plan-Based Awards

The following table sets forth information regarding grants of awards to each named executive officer during the year ended June 30, 2013 under our equity incentive plan.

Grants of Plan-Based Awards in Fiscal Year 2013

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards ($ / Sh)	Grant Date Fair Value of Option Awards (2) ($)
Lawrence D. Firestone (3)	1/2/2013	100,000	$1.44	$42,000
Philip G. Varley (1)	4/26/2013	20,000	$1.82	$10,884

(1)

Stock options granted to the named executive officer vest over four years at the rate of 25% of the number of shares as of each anniversary of the date of grant, provided that the executive is still employed by Qualstar on the vesting date.

(2)

The amounts shown in this column represent the full grant date fair value of stock options granted, computed in accordance with FASB Accounting Standards Codification Topic 718, and do not necessarily correspond to the actual value that will be realized by the named executive officers. For information regarding the calculation of the grant date fair value of stock options, refer to note 9 of the Qualstar financial statements included in Item 8 of this report.

(3)

Under the terms of the employment agreement dated May 8, 2012 between the Company and Mr. Firestone 100,000 of the stock options awarded to Mr. Firestone on January 2, 2013 vest at the rate of 25,000 per quarter beginning on March 31, 2013.

Outstanding Equity Awards

The following table provides information regarding outstanding equity awards held by each named executive officer as of June 30, 2013, including the number of unexercised vested and unvested stock options. The vesting schedule for each grant is shown following this table.

Outstanding Equity Awards at 2013 Fiscal Year End

	Option Awards
	Number of Securities Underlying Unexercised Options			Option Exercise Price	Option Expiration
Name	Exercisable	Unexercisable		($)	Date
Lawrence D. Firestone	6,000	18,000	(1)	$1.83	07/28/2021
Lawrence D. Firestone	75,000	25,000	(2)	$1.94	05/31/2022
Lawrence D. Firestone	50,000	50,000	(3)	$1.44	01/2/2023
Philip G. Varley	—	20,000	(1)	$1.82	4/25/2023
Randy Johnson	12,000	—		$3.10	03/25/2018
Randy Johnson	5,000	15,000	(1)	$1.89	06/18/2022
Robert K. Covey	5,000	15,000	(1)	$1.89	06/18/2022
William J. Lurie	5,000	15,000	(1)	$1.89	06/18/2022

______________

(1)

Stock options granted to the named executive officers vest over four years at the rate of 25% of the options as of each anniversary of the date of grant, provided that the executive is still employed by Qualstar on the vesting date. The amounts shown in this column represent the remaining unvested portion of each option grant.

(2)

Under the terms of the employment agreement dated May 8, 2012 between the Company and Mr. Firestone as described above in “Compensation Discussion and Analysis” under the caption entitled “Other Compensation,” 75,000 of the stock options awarded to Mr. Firestone on June 1, 2012 vest on June 30, 2013, 18,750 on September 30, 2013 and the remaining 6250 on December 31, 2013.

(3)

Under the terms of the employment agreement dated May 8, 2012 between the Company and Mr. Firestone as described above in “Compensation Discussion and Analysis” under the caption entitled “Other Compensation,” 100,000 of the stock options awarded to Mr. Firestone on January 2, 2013 vest at the rate of 25,000 per quarter beginning on March 31, 2013.

Option Exercises

No executive officer exercised any stock options during the fiscal year ended June 30, 2013

Director Compensation

Each of our non-employee directors receives cash fees and equity-based awards as compensation for their service on the Board of Directors and the committees of the Board on which they are a member. The table below sets forth cash compensation earned by each non-employee director, and the grant date fair value of share-based compensation granted to each non-employee director, during the fiscal year ended June 30, 2013.

Fiscal Year 2013 Director Compensation Table

Name	Fees Earned or Paid in Cash (2) ($)	Grant Date Fair Value of Option Awards (3)(4) ($)	Total ($)
Allen H. Alley (1)	$18,750	$12,000	$30,750
Stanley W. Corker (1)	30,500	—	30,500
Lawrence D. Firestone	—	—	—
Carl W. Gromada (1)	29,750	—	29,750
Gerald J. Laber (1)	5,750	13,889	19,649
Robert A. Meyer (1)	30,500	—	30,500
Daniel C. Molhoek (1)	20,000	12,000	32,000
Robert E. Rich (5)	3,500	—	3,500

(1)	Each of these Board members ceased to serve at the conclusion of the Annual Shareholders Meeting held on June 28, 2013.

(2)

The amounts shown in this column represent the amount of cash compensation earned in fiscal year 2013 for service on the Board of Directors and any committees of the Board on which the director was a member in fiscal 2013.

(3)	Stock options granted to our directors typically vest over four years at the rate of 25% of the shares as of each anniversary of the date of grant.

(4)	As of June 30, 2013, each of our non-employee directors named in the above table (except Mr. Lawrence D. Firestone) held unexercised stock options for 24,000 shares of our common stock.

(5)	Mr. Rich resigned from the Board effective September 24, 2012.

(6)	Mr. Firestone was CEO of the Company and consequently received no additional compensation for his services as a Board member.

During the fiscal year ended on June 30, 2013, each of our non-employee directors received $1,000 for each Board meeting attended in person as compensation for his service on the Board, and was reimbursed for expenses incurred in connection with attendance at meetings of the Board and any committees on which he served. Directors who served on the Audit Committee of our Board received an additional fee of $500 per meeting if the Audit Committee meeting was held in conjunction with a meeting of the full Board, and $1,000 per meeting if held on a day when the full Board did not meet. Directors who served on the Compensation Committee of our Board received an additional fee of $500 for attending meetings of that committee that were held on a day when the full Board did not meet. An attendance fee of $250 per meeting was paid for telephonic meetings of the full Board or of a committee on which a director was a member. No fees were paid for service on the Board to directors who were employees of Qualstar.

Directors are eligible to receive stock options under our 2008 Stock Incentive Plan. During the fiscal year ended June 30, 2013 stock options in the amount of 24,000 were granted to Allen Alley, Daniel Molhoek and Gerald Laber.

Potential Benefits Upon Termination or Following a Change in Control

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

The following table sets forth information regarding the estimated amounts that each named executive officer would have realized in the event that a change in control of Qualstar had occurred, all unvested stock options had accelerated and become immediately vested in full and, in the case of Mr. Firestone, his employment was terminated without cause or he resigned for good reason, as of June 30, 2013:

Estimated Benefits at 2013 Fiscal Year End in the Event of a Change in Control (2)

Name	Option Awards (1)	Severance	Target Bonus	COBRA
Lawrence D. Firestone	$0	$450,000	$600,000	$31,170

(1)

The amounts in this column represent the aggregate gain each named executive officer would have realized if all unvested stock options that were held by him or her on June 30, 2013 accelerated and became immediately vested in full on that date. The amount of gain was calculated based on the difference between the exercise price of each unvested option and the closing price of our common stock on that date, which was $1.40 per share.

(2)

In the case of Mr. Firestone, the amounts above reflect the benefits he would have been owed in the event that his employment was terminated without cause or he resigned for good reason, as of June 30, 2013. Under the terms of the employment agreement between the Company and Mr. Firestone, “cause” includes, among other acts, any act of fraud, embezzlement or dishonesty which materially adversely affects the business of the Company or any successor entity, any unauthorized use or disclosure of confidential information or trade secrets of the Company, any material act or omission involving malfeasance or gross negligence in the performance of the executive’s duties and any material deviation from any of the Company’s or a successor entity’s policies. “Good reason” includes, among other acts, a demotion or material reduction in responsibility level, a decrease in level of his compensation by more than ten percent (10%), and a relocation of more than 30 miles from the executive’s current work place.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock as of September 19, 2013 for:

●	each person (or group of affiliated persons) who we know beneficially owns more than 5% of our common stock;

●	each of our directors;

●	each of the named executive officers; and

●	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Except as indicated by footnote, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned, subject to community property laws where applicable. The percentage of shares beneficially owned is based on 12,253,117 shares of common stock outstanding as of September 19, 2013. Shares of common stock subject to options currently exercisable or exercisable within 60 days of September 19, 2013, are deemed outstanding for computing the percentage of the person holding such options, but are not deemed outstanding for computing the percentage of any other person. The address for those individuals for which an address is not otherwise indicated is: c/o Qualstar Corporation, 3990-B Heritage Oak Court, Simi Valley, California 93063.

			Beneficial Ownership
Name	Common Shares Owned	Options Exercisable Within 60 Days (1)	Number	Percent
BKF Capital Group, Inc. Steven N. Bronson (2) 225 N.E. Mizner Blvd., Suite 400 Boca Raton, FL 33432	2,297,119	—	2,297,119	18.7%
Dimensional Fund Advisors, LP (3) 6300 Bee Cave Road, Austin, TX 78746	931,589	—	931,589	7.6%
Porter Orlin LLC (4) 665 Fifth Avenue, Floor 34, New York, NY 10103	912,901	—	912,901	7.5%
Lloyd Miller, III (5) 222 Lakeview Avenue, Suite 160-365 West Palm Beach, FL 33401	810,058	—	810,058	6.6%

William J. Gervais	2,503,864	—	2,503,864	20.4%
Lawrence D. Firestone(7)	2,000	131,000	133,000	1.1%
Randy Johnson	—	17,000	17,000	0.1%
Philip G. Varley(6)
All directors and officers as a group (3 persons)	2,297,119	17,000	2,314,119	18.8%

*Less than 1.0%

(1)	Represents shares that may be acquired upon exercise of stock options which are either currently vested or will vest within 60 days of September 19, 2013.

(2)

Based on information contained in reports filed with the Securities and Exchange Commission, BKF Capital Group, Inc. beneficially owns 2,239,419 shares of Qualstar common stock as of June 6, 2013. Steven N. Bronson, as the Chairman and President of BKF Capital Group, Inc., may be deemed to beneficially own the shares of Qualstar held by BKF Capital Group, Inc. Mr. Bronson, as the sole owner of BA Value Investors, LLC, is the beneficial owner of 57,700 shares of Qualstar. Steven N. Bronson was appointed our CEO and President on July 3, 2013.

(3)

Based on information contained in reports filed with the Securities and Exchange Commission, Dimensional Fund Advisors, LP, an investment adviser, beneficially owns 931,589 shares as of December 31, 2012

(4)	Based on information contained in reports filed with the Securities and Exchange Commission, Porter Orlin LLC, an investment adviser, beneficially owns 912,901 shares as of December 31, 2012.

(5)	Based on information contained in reports filed with the Securities and Exchange Commission, Lloyd Miller, III, an investment adviser, beneficially owns 810,058 shares as of December 11, 2012.

(6)	Mr. Varley was appointed our Chief Financial Officer on April 10, 2013,

(7)	Mr. Firestone's employment was terminated July 3, 2013.

Additional Equity Compensation Plan Information

Information regarding Qualstar’s equity compensation plans as of June 30, 2013 is included in Item 5 of this report and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Mr. Robert E. Rich, who served as a member of our Board of Directors from January 2000 until September 24, 2012, is a shareholder in the law firm of Stradling Yocca Carlson & Rauth, which has provided legal services to Qualstar since 1984. During the fiscal year ended June 30, 2013 Qualstar paid $338,000 to this law firm for general business purposes and $316,000 for legal services provided in connection with the proxy contest related to the annual meeting of shareholders held on June 28, 2013.

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

Director Independence

Our Board has determined that all of our directors satisfy the current “independent director” standards established by rules of The Nasdaq Stock Market, Inc. (“Nasdaq”), except for Lawrence D. Firestone. Each director serving on the Audit Committee of our Board also meets the more stringent independence requirements established by Securities and Exchange Commission rules applicable to audit committees. Mr. Robert E. Rich, who served as a member of our Board of Directors from January 2000 until September 24, 2012, is a shareholder in the law firm of Stradling Yocca Carlson & Rauth, which has provided legal services to Qualstar since 1984. Our Board has determined that no director has a relationship that would interfere with the exercise of independent judgment in carrying out his responsibilities as a director. There are no family relationships among any of the directors or executive officers of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accountants

The aggregate fees billed by SingerLewak LLP, our independent registered public accounting firm for fiscal years 2013 and 2012 for professional services rendered to Qualstar during the fiscal years ended June 30, 2013 and June 30, 2012, respectively, were comprised of the following:

	Fiscal 2013	Fiscal 2012
Audit Fees	$149,000	$115,500
Audit-related fees	—	—
Tax fees	15,000	5,000
All other fees	—	—
Total fees	$164,000	$120,500

Audit fees include fees for professional services rendered in connection with the audit of our consolidated financial statements for each year and reviews of our unaudited consolidated quarterly financial statements, as well as fees related to consents and reports in connection with regulatory filings for those fiscal years.

SingerLewak LLP was our principal accountant for tax compliance review, tax advice and tax planning during fiscal years 2013 and 2012. Tax fees related primarily to tax compliance review and advisory services.

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

(b)  Exhibits:

Exhibit No.	Description
3.1(1)	Restated Articles of Incorporation.
3.2(4)	Bylaws, as amended and restated as of March 24, 2011.
10.1(1)*	1998 Stock Incentive Plan, as amended and restated.
10.2(1)	Form of Indemnification Agreement.
10.3(2)	Lease agreement between Strategic Performance Fund-II, Inc. and Qualstar Corporation, dated September 20, 2000.
10.4(6)	Amendment to Lease agreement between Strategic Performance Fund-II, Inc. and Qualstar Corporation, dated June 30, 2009.
10.5(5)*	2008 Stock Incentive Plan
10.6(7)*	Employment Agreement with Lawrence D. Firestone, dated May 8, 2012.
14.1(3)	Code of Business Conduct and Ethics
23.1	Consent of Independent Registered Public Accounting Firm (SingerLewak LLP).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release of Qualstar Corporation dated September 30, 2013.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the designated exhibits to Qualstar’s registration statement on Form S-1 (Commission File No. 333-96009), declared effective by the Commission on June 22, 2000.
(2)	Incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
(3)	Incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-K for the fiscal year ended June 30, 2004.
(4)	Incorporated by reference to Exhibit 3.1 to Qualstar’s Report on Form 8-K dated March 24, 2011.
(5)	Incorporated by reference to Exhibit 10.1 to Qualstar’s Report on Form 10-Q/A for the fiscal quarter ended March 31, 2009.
(6)	Incorporated by reference to Exhibit 10.4 to Qualstar’s Report on Form 10-K for the fiscal year ended June 30, 2009.
(7)	Incorporated by reference to Exhibit 10.7 to Qualstar’s Report on Form 10-K for the fiscal year ended June 30, 2012.
*	Each of these exhibits constitutes a management contract, compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALSTAR CORPORATION

Date: September 30, 2013	By:	/s/ STEVEN N. BRONSON
Steven N. Bronson,
Chief Executive Officer, President and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ STEVEN N. BRONSON	Chief Executive Officer,	September 30, 2013
Steven N. Bronson	President and Chairman
(Principal executive officer)

/s/ PHILIP G. VARLEY	Chief Financial Officer	September 30, 2013
Philip G. Varley
(Principal financial officer)

/s/ ALAN B. HOWE	Director	September 30, 2013
Alan B. Howe

/s/ SEAN M. LEDER	Director	September 30, 2013
Sean M. Leder

/s/ DALE E. WALLIS	Director	September 30, 2013
Dale E. Wallis

/s/ DAVID J. WOLENSKI	Director	September 30, 2013
David J. Wolenski

EXHIBIT INDEX

Exhibit No.	Description
3.1(1)	Restated Articles of Incorporation.
3.2(4)	Bylaws, as amended and restated as of March 24, 2011.
10.1(1)*	1998 Stock Incentive Plan, as amended and restated.
10.2(1)	Form of Indemnification Agreement.
10.3(2)	Lease agreement between Strategic Performance Fund-II, Inc. and Qualstar Corporation, dated September 20, 2000.
10.4(6)	Amendment to Lease agreement between Strategic Performance Fund-II, Inc. and Qualstar Corporation, dated June 30, 2009.
10.5(5)*	2008 Stock Incentive Plan
10.6(7)*	Employment Agreement with Lawrence D. Firestone, dated May 8, 2012.
14.1(3)	Code of Business Conduct and Ethics
23.1	Consent of Independent Registered Public Accounting Firm (SingerLewak LLP).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release of Qualstar Corporation dated September 30, 2013.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the designated exhibits to Qualstar’s registration statement on Form S-1 (Commission File No. 333-96009), declared effective by the Commission on June 22, 2000.
(2)	Incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
(3)	Incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-K for the fiscal year ended June 30, 2004.
(4)	Incorporated by reference to Exhibit 3.1 to Qualstar’s Report on Form 8-K dated March 24, 2011.
(5)	Incorporated by reference to Exhibit 10.1 to Qualstar’s Report on Form 10-Q/A for the fiscal quarter ended March 31, 2009.
(6)	Incorporated by reference to Exhibit 10.4 to Qualstar’s report on Form 10-K for the fiscal year ended June 30, 2009.
(7)	Incorporated by reference to Exhibit 10.7 to Qualstar’s Report on Form 10-K for the fiscal year ended June 30, 2012.
*	Each of these exhibits constitutes a management contract, compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of this report.