Form 10-Q
period 2013-09-30
QUALSTAR CORP
filed 2013-11-14
CIK 758938

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                   to

Commission file number 000-30083

QUALSTAR CORPORATION

CALIFORNIA	95-3927330
(State of incorporation)	(I.R.S. Employer
Identification No.)

3990-B Heritage Oak Court, Simi Valley, CA  93063

(805) 583-7744

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐ No ☑

Total shares of common stock without par value outstanding at November 12, 2013 are 12,253,117.

QUALSTAR CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	●	Condensed Balance Sheets — September 30, 2013 and June 30, 2013	1

	●	Condensed Statements of Comprehensive Loss — Three months ended September 30, 2013 and 2012	2

	●	Condensed Statements of Cash Flows — Three months ended September 30, 2013 and 2012	3

	●	Condensed Statement of Changes in Shareholders’ Equity — Three months ended September 30, 2013	4

	●	Notes to Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		13

Item 3.	Qualitative and Quantitative Disclosures About Market Risk		17

Item 4.	Controls and Procedures		17

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item1A.	Risk Factors	18

Item 6.	Exhibits	18

	Signatures	19

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUALSTAR CORPORATION

CONDENSED BALANCE SHEETS

(In thousands)

	September 30, 2013	June 30, 2013
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,645	$1,966
Marketable securities, short-term	6,879	6,305
Receivables, net of allowances of $68 at September 30, 2013, and $68 at June 30, 2013	2,197	3,140
Receivable from CTS for manufacturing inventories, net of allowance for returns of $203 at June 30, 2013	-	644
Inventories, net	2,811	1,628
Prepaid expenses and other current assets	300	363
Total current assets	$13,832	$14,046
Property and equipment, net	585	545
Marketable securities, long-term	3,294	5,546
Other assets	70	70
Total assets	$17,781	$20,207

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,238	$2,089
Accrued payroll and related liabilities	332	424
Deferred service revenue	1,286	953
Other accrued liabilities	1,676	1,979
Total current liabilities	$5,532	$5,445

Other long term liabilities	17	17

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued	-	-
Common stock, no par value; 50,000 shares authorized, 12,253 shares issued and outstanding as of September 30, 2013 and June 30, 2013	18,942	18,938
Accumulated other comprehensive income	14	4
Retained deficit	(6,724)	(4,197)
Total shareholders’ equity	$12,232	$14,745
Total liabilities and shareholders’ equity	$17,781	$20,207

See notes to condensed financial statements.

QUALSTAR CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

 (Unaudited) (In thousands, except per share data)

	Three Months Ended September 30,
	2013	2012
Net revenues	$2,191	$3,453
Cost of goods sold	1,730	2,509
Gross profit	$461	$944
Operating expenses:
Engineering	874	666
Sales and marketing	733	531
General and administrative	1,394	740
Restructuring expense	-	882
Total operating expenses	$3,001	$2,819
Loss from operations	(2,540)	(1,875)
Other income (expense)	13	(71)
Loss before income taxes	(2,527)	(1,946)
Provision for income taxes	-	-
Net loss	$(2,527)	$(1,946)
Change in unrealized gains on investments	10	7
Comprehensive loss	(2,517)	(1,939)
Loss per common share:
Basic and Diluted	$(0.21)	$(0.16)
Weighted average common shares outstanding:
Basic and Diluted	12,253	12,253

See notes to condensed financial statements.

QUALSTAR CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited) (In thousands)

	Three Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES:
Net loss	$(2,527)	$(1,946)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46	31
Provision for bad debts and returns, net	-	15
Provision for inventory reserve and adjustments	(133)	325
Stock based compensation	4	14
Loss on sale of marketable securities	-	22
Changes in operating assets and liabilities:
Accounts receivable	943	364
Receivable from CTS for manufacturing inventories	644	-
Inventories	(1,050)	29
Prepaid expenses and other assets	63	(138)
Accounts payable	149	(881)
Accrued payroll and related liabilities	(92)	126
Other accrued liabilities	30	824
Total adjustments	604	731
Net cash used in operating activities	$(1,923)	$(1,215)
INVESTING ACTIVITIES:
Purchases of equipment	(86)	(56)
Purchases of marketable securities	-	(266)
Proceeds from the sale of marketable securities	1,688	2,397
Net cash provided by investing activities	$1,602	$2,075

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(321)	$860
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$1,966	$7,381
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,645	$8,241
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$7

See notes to condensed financial statements.

QUALSTAR CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED SEPTEMBER 30, 2013

(Unaudited) (In thousands)

	Common Stock		Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Income	Deficit	Total
Balance at June 30, 2013	12,253	$18,938	$4	$(4,197)	$14,745
Share-based compensation		4			4
Comprehensive loss:
Change in unrealized gains on investments			10		10
Net loss				(2,527)	(2,527)
Comprehensive loss					(2,517)
Balance at September 30, 2013	12,253	$18,942	$14	$(6,724)	$12,232

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

Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in the Qualstar Corporation Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the U.S. Securities and Exchange Commission (“SEC”) on September 30, 2013.

Risks and Uncertainties

We are subject to a number of risks and uncertainties that may significantly impact our future operating results.  These risks and uncertainties are discussed under Part II, Item 1A, “Risk Factors” included in this Form 10-Q.  As our interim description of risks and uncertainties only includes any material changes to our annual description, we refer you to our risk factors previously disclosed in Item 1A of our annual report on Form 10-K for the fiscal year ended June 30, 2013, as filed with the SEC.

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

Deferred revenue is shown separately in the balance sheet, and deferred profit is included in other accrued liabilities in the balance sheet.  At September 30, 2013, we had deferred revenue of approximately $1,286,000, and deferred profit of approximately $182,000.  At June 30, 2013, we had deferred revenue of approximately $953,000 and deferred profit of approximately $209,000.

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

QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS- (Continued)

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

Legal and Other Contingencies

The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. An estimated loss from a loss contingency such as a legal proceeding or claim is accrued by a charge to income if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. When legal costs that the entity expects to incur in defending itself in connection with a loss contingency accrual are expected to be material, the loss should factor in all costs and, if the legal costs are reasonably estimable, they should be accrued in accordance with ASC 450, regardless of whether a liability can be estimated for the contingency itself. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. Changes in these factors could materially impact our financial statements. We have accrued $74,000 for such contingencies.

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

Accounting for Income Taxes

We estimate our tax liabilities based on current tax laws in the statutory jurisdictions in which we operate in accordance with ASC 740, “Income Taxes.” These estimates include judgments about deferred tax assets and liabilities resulting from temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, as well as about the realization of deferred tax assets.  We may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

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

QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS- (Continued)

Note 2 – Recent Accounting Pronouncements

Recently adopted accounting guidance

On July 1, 2013 we adopted ASU 2013-02 guidance on disclosure requirements for items reclassified out of accumulated other comprehensive income. This new guidance requires entities to present (either on the face of the income statement or in the notes) the effects on the line items of the income statements for amounts reclassified out of accumulated other comprehensive income. Adoption of this new guidance did not impact our financial statements.

On July 1, 2013 we adopted ASU 2012-02 guidance on testing indefinite-lived intangible assets for impairment. The new guidance provides an entity with the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test, simplifying the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. Examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses, and distribution rights. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. Adoption of this new guidance did not impact our financial statements.

On July 1, 2013 we adopted ASU 2011-11 enhancing disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. Adoption of this new guidance did not impact our financial statements.

Recent accounting guidance not yet adopted

In July 2013, the FASB issued ASU 2013-11 regarding disclosures in the financial statements for an unrecognized tax benefit when a net operating loss carryforward exists. The new guidance will become effective for us beginning July 1, 2014 and is not expected to impact our financial statements upon adoption.

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

Our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Sales outside North America represented approximately 38.8% of net revenues in the three months ended September 30, 2013, and 36.5% of net revenues in the three months ended September 30, 2012.

One customer accounted for 14.8% of the Company’s revenue for the three-month period ended September 30, 2013.  The customer’s accounts receivable balance, net of specific allowances, totaled approximately 5.7% of net accounts receivable as of September 30, 2013. Two customers accounted for 13.6% and 10.3% of the Company’s revenue for the three-month period ended September 30, 2012. The customers’ accounts receivable balances, net of specific allowances, totaled approximately 16.1% and 12.1% of net accounts receivable as of September 30, 2012.

Note 4 – Loss per Share

Basic loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding.  Diluted loss per share has not been computed as the effect is antidilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended September 30,
In thousands (except per share amounts):	2013	2012
Net loss (a)	$(2,527)	$(1,946)
Weighted average outstanding shares of common stock (b)	12,253	12,253
Dilutive potential common shares from employee stock options	—	—

Common stock and common stock equivalents	12,253	12,253
Loss per share:
Basic and dilutive net loss per share (a)/(b)	$(0.21)	$(0.16)

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

The following tables summarize the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short-term or long-term marketable securities as of September 30, 2013 and June 30, 2013 (in thousands):

	September 30, 2013
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term Marketable Securities	Long-term Marketable Securities
Level 1:
Cash	757	-	-	757	757	-	-
Money Market Funds	887	-	-	887	887	-	-
U.S. Treasury Securities	494	-	-	494	-	494	-
Subtotal	$2,138	$-	$-	$2,138	$1,644	$494	$-
Level 2:
U.S. Agency Securities	540	1	-	541	-	-	541
Corporate securities	4,296	2	-	4,298	-	2,763	1,535
Municipal securities	4,787	11	-	4,798	-	3,580	1,218
Asset backed securities	42	-	-	42	-	42	-
Subtotal	$9,665	$14	$-	$9,679	$-	$6,385	$3,294
Total	$11,803	$14	$-	$11,817	$1,644	$6,879	$3,294

QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS- (Continued)

	June 30, 2013
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term Marketable Securities	Long-term Marketable Securities
Level 1:
Cash	1,257	-	-	1,257	1,257
Money Market Funds	709	-	-	709	709
U.S. Treasury Securities	503	-	-	503	-	503	-
Subtotal	$2,469	$-	-	$2,469	$1,966	$503	$-
Level 2:
U.S. Agency Securities	544	-	(1)	543	-	-	543
Corporate securities	4,915	1	(11)	4,905	-	2,745	2,160
Municipal securities	5,728	15	-	5,743	-	2,900	2,843
Asset backed securities	127	-	-	127	-	127	-
Mortgage backed securities	30	-	-	30	-	30	-
Subtotal	$11,344	$16	(12)	$11,348	-	$5,802	$5,546
Total	$13,813	$16	(12)	$13,817	$1,966	$6,305	$5,546

There were no unrealized loss positions as of September 30, 2013. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2013 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
June 30, 2013	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
U.S. Agency securities	-	-	543	(1)	543	(1)
Corporate securities	2,745	(3)	2,160	(8)	4,905	(11)
Total	$2,745	$(3)	$2,703	$(9)	$5,448	$(12)

Available-for-sale securities are recorded at market value. Unrealized holding gains and losses, net of the related income tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of shareholders’ equity until realized. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for- sale are included in earnings when the underlying securities are sold and are derived using the specific identification method for determining the cost of securities sold. There was no loss on the sale of marketable securities for the three months ended September 30, 2013. Loss on the sale of marketable securities for the three months ended September 30, 2012 was $22,000. The net unrealized gain on available-for-sale securities that has been included in the other comprehensive income of shareholders’ equity during the three months ended September 30, 2013 was $10,000. The net unrealized gain on available-for-sale securities that has been included in the other comprehensive income of shareholders’ equity during the three months ended September 30, 2012 was $7,000.

Note 7 - Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventories are comprised as follows (in thousands):

	September 30, 2013	June 30, 2013
Raw materials	$1,297	$1,027
Finished goods	2,464	1,684
Subtotal	3,761	2,711
Less: Inventory reserve	(950)	(1,083)
Net inventory balance	$2,811	$1,628

Certain items of inventory, specifically tape drives, have been reclassified from raw materials to finished goods at June 30, 2013, to be consistent with September 30.

QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS- (Continued)

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

Activity in the liability for product warranty, which is included in other accrued liabilities in the condensed balance sheets, for the periods presented is as follows (in thousands):

	Three Months Ended September 30,
	2013	2012
Beginning balance	$190	$205
Cost of warranty claims	(14)	(13)
Accruals for product warranties	(2)	11
Ending balance	$174	$203

Note 9 – Comprehensive Loss

For the three months ended September, 2013 and 2012, comprehensive loss amounted to approximately $2,517,000 and $1,939,000, respectively. The difference between net loss and comprehensive loss is $10,000 and $7,000 which relates to the changes in the unrealized gains that the Company recorded for its available-for-sale marketable securities.

Note 10 – Legal Proceedings

On June 28, 2012, Overland Storage, Inc. (“Overland”) filed a patent infringement lawsuit against Qualstar Corporation (and others) in the U.S. District Court in the Southern District of California, alleging that certain of our automated tape libraries infringe claims of U.S. Patent No. 6,328,766.  The lawsuit is entitled: Overland Storage, Inc. (Plaintiff/Counterclaim Defendant) v. Qualstar Corporation (Defendant/Counterclaim Plaintiff), and assigned Case No. 12-cv-1605-JLS-BLM.  Overland is seeking injunctive relief as well as the recovery of unspecified monetary damages. We do not believe we infringe the Overland patent and we intend to defend ourselves vigorously. Due to the inherent uncertainty of litigation, we cannot identify probable or estimable damages related to the lawsuit at this time.

On August 12, 2013, Qualstar filed a complaint against former CEO Lawrence D. Firestone and others for breach of fiduciary duty, breach of duty of loyalty, breach of duty of care and the commission of corporate waste that is currently pending in the Superior Court of the State of California, County of Los Angeles.  The lawsuit is entitled: Qualstar Corporation v. Lawrence D. Firestone, Stanley Corker, Carl W. Gromada, Robert A. Meyer, Robert Rich, Daniel Molhoek, Allen Alley, Gerald Laber, Steven Wagner and Does 1 through 10, inclusive, and assigned Case No. BC 514889.

We also are subject to a variety of other claims and legal proceedings that arise from time to time in the ordinary course of our business. Although management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. We accrue loss contingencies in connection with our commitments and contingencies, including litigation, when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. As of September 30, 2013, we had accrued aggregate current liabilities of $74,000 in probable fees and costs related to our contingent legal matters.

Note 11 – Income Taxes

We did not record a provision or benefit for income taxes for the three months ended September 30, 2013 and 2012.   The Company has recorded a full valuation allowance against its net deferred tax assets based on the Company’s assessment regarding the realizability of these net deferred tax assets in future periods.

QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS- (Continued)

Note 12 – Segment Information

In its operation of the business, management reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with U.S. GAAP. Our two segments are Power Supplies and Storage. The two segments discussed in this analysis are presented in the way we internally managed and monitored performance for the three months ended September 30, 2013 and 2012. Allocations for internal resources were made for the three months ended September 30, 2013 and 2012. The power supplies segment tracks certain assets separately, and all others are recorded in the storage segment for internal reporting presentations.  The types of products and services provided by each segment are summarized below:

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

Segment revenue, loss before taxes and total assets were as follows (in thousands):

	Three Months Ended September 30,
	2013	2012
Net Revenues
Power supplies	$953	$1,544
Storage	1,238	1,909
Total revenue	$2,191	$3,453

	Three Months Ended September 30,
	2013	2012
Loss before income taxes
Power supplies	$(318)	$(298)
Storage	(2,209)	(1,648)
Total loss before taxes	$(2,527)	$(1,946)

	September 30, 2013	June 30, 2013
Total assets
Cash and marketable securities:
Cash and cash equivalents	$1,645	$1,966
Marketable securities	10,172	11,851
Total cash and marketable securities	$11,817	$13,817
Power supplies and storage:
Power supplies	(367)	538
Storage	6,331	5,852
Power supplies and storage	$5,974	$6,390
Total assets	$17,781	$20,207

QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS- (Continued)

Note 13 – Restructuring Expenses

Restructuring Charges

In fiscal 2013, the Company restructured its operations and overhead structure related to the storage division by reducing the size of its facilities and headcount, in accordance with a defined restructuring plan. Costs associated therewith were separately identified and disclosed.

	Beginning Balance June 30, 2013	Expensed	Paid	Ending Balance September 30, 2013
Lease abandonment obligation	$1,040	$-	$(101)	$939
Total Restructuring Expenses	$1,040	$-	$(101)	$939

Our restructuring actions are strategic management decisions and until we achieve consistent and sustainable levels of profitability, we may incur restructuring charges in the future from additional cost reduction efforts. However, as the business is dynamic, unless such changes are material, and in accordance with a defined restructuring plan, they will be accounted for as part of normal operating expenses.

Note 14 – Shareholder Activism

As a result of the proxy contest initiated by BKF Capital Group, Inc, ("BKF"), an owner of 2,239,419 or approximately 18.3% of the stock of Qualstar, at the Annual Shareholders' Meeting, held on June 28, 2013, the entire Board of Qualstar was replaced by the five nominees of BKF. On August 19, 2013, the Board approved the reimbursement of the expenses incurred by BKF in connection with its efforts to replace the prior members of Qualstar's Board in an aggregate amount of $395,000. Steven N. Bronson, the Company's Chairman and CEO, is also Chairman, CEO, and majority shareholder of BKF.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Quarterly Report on Form 10-Q concerning the future business, operating results and financial condition of Qualstar including estimates, projections, statements relating to our business plans, objectives and operating results, and the assumptions upon which those statements are based, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements inherently are subject to risks and uncertainties, some of which we cannot predict or quantify. Our actual results may differ materially from the results projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part II, Item 1A of this report and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 in “Item 1 Business,” “Item 1A Risk Factors,” and in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof or variations thereon or similar terminology. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect the occurrence of events or circumstances in the future.

OVERVIEW

Qualstar Corporation (“Qualstar”) is organized into two Strategic Business Units, Power Supplies and Storage. Power supply products include ultra-small high efficiency open frame switching power supplies and provide power solutions to original equipment manufacturers to incorporate into products for telecommunications and networking, industrial, gaming, test equipment and other applications. Storage products include automated magnetic tape libraries used to store, retrieve and manage electronic data primarily in the media and entertainment and network computing environment and provide solutions for organizations requiring backup, recovery and archival storage of critical electronic information.

As a result of the proxy contest on June 28, 2013, Qualstar began fiscal 2014 under new leadership, focused on returning the Company to profitability.  The two key elements of this strategy are cost reduction and sales growth.

In the first quarter of fiscal 2014, aggressive cost reduction actions were taken, including reducing headcount by 25%, eliminating most consultants, and consolidating operations in Simi Valley by closing the Denver and Boulder offices. These cost reduction efforts will continue for the foreseeable future.

To expand our sales, we appointed two Vice-presidents of International Sales, one focused on Europe and the other on Asia. Approximately 50% of our revenues in fiscal 2013 were from international markets and we believe these provide significant opportunities for growth.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We describe our significant accounting policies in Note 1, “Summary of Significant Accounting Policies” of the accompanying Notes to Condensed Financial Statements.

RESULTS OF OPERATIONS

 (Unaudited) (In thousands, except per share data)

	Three Months Ended September 30,
	2013	2012
Power supply revenues	$953	$1,544
Storage revenues	1,238	1,909
Net revenues	2,191	3,453
Cost of goods sold	1,730	2,509
Gross profit	$461	$944
Operating expenses:
Engineering	874	666
Sales and marketing	733	531
General and administrative	1,394	740
Restructuring expense	-	882
Total operating expenses	$3,001	$2,819
Loss from operations	(2,540)	(1,875)
Other income (expense)	13	(71)
Net loss	$(2,527)	$(1,946)

 The following table reflects, as a percentage of net revenues, statements of operations data for the periods indicated:

	Three Months Ended September 30,
	2013	2012
Power supply revenues	43.5%	44.7%
Storage revenues	56.5	55.3
Net revenues	100.0	100.0
Cost of goods sold	78.9	72.7
Gross profit	21.1	27.3
Operating expenses:
Engineering	39.9	19.3
Sales and marketing	33.5	15.4
General and administrative	63.6	21.4
Restructuring expenses	0.0	25.5
Total operating expenses	137.0	81.6
Loss from operations	(115.9)	(54.3)
Other income (expense)	0.6	(2.1)
Net loss	(115.3)%	(56.4)%

We have two operating segments for financial reporting purposes: power supplies and storage, as discussed in Note 12 of the accompanying Notes to Financial Statements in Item 1 of this report. The following table summarizes our revenue by operating segment in thousands of dollars:

	Three Months Ended September 30,
	2013	2012

Power supply revenues	$953	$1,544
Storage revenues	1,238	1,909
	$2,191	$3,453

	Three Months Ended September 30,
	2013	2012

Power supply revenues	43.5%	44.7%
Storage revenues	56.5	55.3
	100.0%	100.0%

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Net Revenues

Net revenues were $2.2 million for the three months ended September 30, 2013 compared with $3.4 million for the three months ended September 30, 2012, a decrease of $1.2 million, or 36.5%, reflecting weak demand overall.

Segment Revenue

Power Supplies – Net revenues from power supplies were $1.0 million for the three months ended September 30, 2013 compared with $1.5 million for the three months ended September 30, 2012, a decrease of $0.5 million, or 38.3%.  The decrease in revenues was attributed to weak demand overall, but especially in the Telecom and Network Equipment markets.

Storage – Net storage revenues decreased to $1.2 million for the three months ended September 30, 2013 from $1.9 million for the three months ended September 30, 2012, a decrease of $0.7 million, or 35.1%.

Gross Profit.  Gross profit declined to $0.5 million for the three months ended September 30, 2013 and 2012.   Gross margins decreased to 21.0% of revenues from 27.3% in the comparative quarter of 2012.  This decrease resulted from an increase in inventory reserves, partially offset by a higher proportion of storage revenues being related to service contracts rather than hardware sales. Cost of goods sold consists primarily of material cost, direct and indirect labor costs, manufacturing overhead, freight and packaging costs.

Engineering.  Engineering expenses increased by $208,000, or 31.2%, to $874,000 for the three months ended September 30, 2013 from $666,000 for the three months ended September 30, 2012. This increase was primarily attributed to salaries and severance costs as we reduced headcount.

Sales and Marketing.  Sales and marketing expenses increased by $202,000, or 38.0% to $733,000 for the three months ended September 30, 2013 from $531,000 for the three months ended September 30, 2012. The increase was primarily attributed to salaries and severance costs, and fulfillment of prior contractual obligations.

General and Administrative.  General and administrative expenses increased to $1,394,000 for the three months ended September 30, 2013 from $740,000 for the three months ended September 30, 2012. Approximately $395,000 of this increase was attributable to proxy contest costs, as discussed in the next paragraph. The remaining increase of approximately $259,000 was primarily attributed to increases in salaries and professional fees.

Shareholder Activism Matters. Costs incurred in the first quarter attributable to the Proxy Contest which ended at the Annual Shareholders' Meeting, held on June 28, 2013, totaled approximately $395,000. The Company reimbursed the expenses incurred by BKF in connection with its efforts to replace the prior members of Qualstar's Board, which occured on June 28, 2013, in an amount of approximately $395,000. Steven N. Bronson, the Company's Chairman and CEO, is also Chairman, CEO, and majority shareholder of BKF.

Restructuring Expense.  During fiscal 2013, the Company underwent a major restructuring under a defined plan to outsource manufacturing. In fiscal 2014, as the business adapts, changes will be made to operations, but charges associated with such changes, such as severance, will be expensed as part of normal operations costs.

Other Income.  Other income increased to $13,000 for the three months ended September 30, 2013 from ($71,000) for the three months ended September 30, 2012 due to the absence of litigation settlements in 2013.

Provision for Income Taxes.  We did not record a provision or benefit for income taxes for the three months ended September 30, 2013 or 2012.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $1.9 million in the three months ended September 30, 2013, primarily attributed to the $2.5 million net loss for the period, a decrease of $1,650,000 in total accounts receivable and prepaid and other assets and a $87,000 decrease in accounts payable, partially offset by a $1,183,000 increase in inventory. Net cash used in operating activities was $1.2 million in the three months ended September 30, 2012, primarily attributed to the net loss for the period, a decrease in accounts payable, and an increase in prepaids and other assets, partially offset by an increase in other accrued liabilities and accrued payroll and related liabilities and a decrease in receivables.

Cash provided by investing activities was $1.6 million in the three months ended September 30, 2013, primarily attributed to the sale of marketable securities.   Cash provided by investing activities was $2.1 million in the three months ended September 30, 2012, primarily attributed to the sale of marketable securities, partially offset by purchase of marketable securities.

Cash was not used in financing activities during the three months ended September 30, 2013 or 2012.

As of September 30, 2013, we had $1.6 million in cash and cash equivalents and $10.2 million in marketable securities. The decrease in cash from June 30, 2013 consisted of approximately $0.3 million to support the operating losses.

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

ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in the United States and sell them worldwide. We manufacture products in the United States and Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the U.S. dollar could make our products less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. We have no outstanding debt nor do we utilize derivative financial instruments. Therefore, no quantitative tabular disclosures are required.

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Qualstar’s disclosure controls and procedures as of September 30, 2013 pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We did not make any changes in our internal control over financial reporting during the quarter ended September 30, 2013 of Qualstar’s fiscal year ending June 30, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

On June 28, 2012, Overland Storage, Inc. (“Overland”) filed a patent infringement lawsuit against Qualstar Corporation (and others) in the U.S. District Court in the Southern District of California, alleging that certain of our automated tape libraries infringe claims of U.S. Patent No. 6,328,766. The lawsuit is entitled: Overland storage, Inc. (Plaintiff/Counterclaim Defendant) v. Qualstar Coporation (Defendant/Counterclaim Plaintiff), and assigned Case No. 12-cv-1605-JLS-BLM.  Overland is seeking injunctive relief as well as the recovery of unspecified monetary damages. We do not believe we infringe the Overland patent and we have filed a counterclaim. Due to the inherent uncertainty of litigation, we cannot identify probable or estimable damages related to the lawsuit at this time.

On September 18, 2013, Qualstar filed an as amended complaint against former CEO Lawrence D. Firestone and others for breach of fiduciary duty, breach of duty of loyalty, breach of duty of care and the commission of corporate waste that is currently pending in the Superior Court of the State of California, County of Los Angeles.  The lawsuit is entitled: Qualstar Corporation v. Lawrence D. Firestone, Stanley Corker, Carl W. Gromada, Robert A. Meyer, Robert Rich, Daniel Molhoek, Allen Alley, Gerald Laber, Steven Wagner and Does 1 through 10, inclusive, and assigned Case No. BC 514889.  Qualstar is seeking to enjoin the payment of Lawrence D. Firestone's severance package and the recovery of monetary damages to be proven at trial.  The possibility exists that the defendants will assert counterclaims against Qualstar, but the probability of these actions or the likely results are not currently ascertainable.  Defendant Lawrence D. Firestone has filed a motion to dismiss the case, however, the court hearing on the motion is not scheduled until April 18, 2014. At this time, no evaluation can be made as to the likelihood of a favorable or unfavorable decision.

We also are subject to a variety of other claims and legal proceedings that arise from time to time in the ordinary course of our business. Although management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. We accrue loss contingencies in connection with our commitments and contingencies, including litigation, when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. As of September 30, 2013, we had accrued aggregate current liabilities of $74,000 in probable fees and costs related to our contingent legal matters.

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

QUALSTAR CORPORATION

Dated: November 14, 2013	By:	/s/STEVEN N. BRONSON
Steven. N. Bronson
Chief Executive Officer and President
(Principal Executive Officer)