Form 10-Q
period 2013-12-31
QUALSTAR CORP
filed 2014-02-13
CIK 758938

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period December 31, 2013

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

Total shares of common stock without par value outstanding at February 11, 2014 are 12,253,117.

QUALSTAR CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2013

INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	● Condensed Balance Sheets — December 31, 2013 and June 30, 2013	1

	● Condensed Statements of Comprehensive Loss — Three and six months ended December 31, 2013 and 2012	2

	● Condensed Statements of Cash Flows — Six months ended December 31, 2013 and 2012	3

	● Condensed Statement of Changes in Shareholders’ Equity — Six months ended December 31, 2013	4

	● Notes to Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	20

	PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item1A.	Risk Factors	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

	Signatures	23

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUALSTAR CORPORATION

CONDENSED BALANCE SHEETS

(In thousands)

	December 31, 2013	June 30, 2013
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,922	$1,966
Marketable securities, short-term	7,347	6,305
Receivables, net of allowances of $75 at December 31, 2013, and $68 at June 30, 2013	2,643	3,140
Receivable from CTS for manufacturing inventories, net of allowance for returns of $292 at December 31, 2013, and $203 at June 30, 2013	-	644
Inventories, net	2,719	1,628
Prepaid expenses and other current assets	304	363
Total current assets	$14,935	$14,046
Property and equipment, net	544	545
Marketable securities, long-term	1,140	5,546
Other assets	67	70
Total assets	$16,686	$20,207

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,640	$2,089
Accrued payroll and related liabilities	206	424
Deferred service revenue	1,398	953
Other accrued liabilities	1,458	1,979
Total current liabilities	$4,702	$5,445

Other long term liabilities	17	17

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued	-	-
Common stock, no par value; 50,000 shares authorized, 12,253 shares issued and outstanding as of December 31, 2013 and June 30, 2013	18,932	18,938
Accumulated other comprehensive income	10	4
Accumulated deficit	(6,975)	(4,197)
Total shareholders’ equity	$11,967	$14,745
Total liabilities and shareholders’ equity	$16,686	$20,207

See notes to condensed financial statements.

QUALSTAR CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

  (In thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net revenues	$3,440	$3,355	$5,631	$6,808
Cost of goods sold	1,931	2,086	3,661	4,595
Gross profit	$1,509	$1,269	$1,970	$2,213
Operating expenses:
Engineering	604	742	1,478	1,408
Sales and marketing	512	804	1,245	1,335
General and administrative	623	919	2,017	1,659
Restructuring expense	26	511	26	1,393
Total operating expenses	$1,765	$2,976	$4,766	$5,795
Loss from operations	(256)	(1,707)	(2,796)	(3,582)
Other income (expense)	5	34	18	(37)
Loss before income taxes	(251)	(1,673)	(2,778)	(3,619)
Provision for income taxes	-	-	-	-
Net loss	$(251)	$(1,673)	$(2,778)	$(3,619)
Change in unrealized (losses) gains on investments	(4)	(2)	6	5
Comprehensive loss	$(255)	$(1,675)	$(2,772)	$(3,614)
Loss per common share:
Basic and Diluted	$(0.02)	$(0.14)	$(0.23)	$(0.30)
Weighted average common shares outstanding:
Basic and Diluted	12,253	12,253	12,253	12,253

See notes to condensed financial statements.

QUALSTAR CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

 (Unaudited)

(In thousands)

	Six Months Ended December 31,
	2013	2012
OPERATING ACTIVITIES:
Net loss	$(2,778)	$(3,619)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	91	67
Loss on disposal of assets	4	-
Provision for bad debts and returns, net	7	(2)
Provision for inventory reserve and adjustments	(60)	325
Stock based compensation	(6)	27
Loss on sale of marketable securities	-	34
Changes in operating assets and liabilities:
Accounts receivable	1,133	(59)
Inventories	(1,031)	159
Prepaid expenses and other assets	63	(58)
Accounts payable	(449)	(796)
Accrued payroll and related liabilities	(217)	206
Other accrued liabilities	(75)	868
Total adjustments	(540)	771
Net cash used in operating activities	$(3,318)	$(2,848)
INVESTING ACTIVITIES:
Purchases of equipment	(89)	(164)
Purchases of marketable securities	-	(3,151)
Proceeds from the sale of marketable securities	3,363	5,264
Net cash provided by investing activities	$3,274	$1,949
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(44)	$(899)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$1,966	$7,381
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,922	$6,482
SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$2	$7

See notes to condensed financial statements.

QUALSTAR CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED DECEMBER 31, 2013

(Unaudited)

(In thousands)

	Common Stock		Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Income	Deficit	Total
Balance at June 30, 2013	12,253	$18,938	$4	$(4,197)	$14,745
Share-based compensation		(6)			(6)
Comprehensive loss:
Change in unrealized gains on investments			6		6
Net loss				(2,778)	(2,778)
Comprehensive loss					(2,772)
Balance at December 31, 2013	12,253	$18,932	$10	$(6,975)	$11,967

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

Deferred revenue is shown separately in the balance sheet, and deferred profit is included in other accrued liabilities in the balance sheet.  At December 31, 2013, we had deferred revenue of approximately $1,398,000, and deferred profit of approximately $90,000.  At June 30, 2013, we had deferred revenue of approximately $953,000 and deferred profit of approximately $209,000.

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

Legal and Other Contingencies

The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. An estimated loss from a loss contingency such as a legal proceeding or claim is accrued by a charge to income if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. When legal costs that the entity expects to incur in defending itself in connection with a loss contingency accrual are expected to be material, the loss should factor in all costs and, if the legal costs are reasonably estimable, they should be accrued in accordance with ASC 450, regardless of whether a liability can be estimated for the contingency itself. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. Changes in these factors could materially impact our financial statements. We have accrued $45,000 for such contingencies.

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

Note 2 – Recent Accounting Pronouncements

Recently adopted accounting guidance

On July 1, 2013, we adopted ASU 2013-02 guidance on disclosure requirements for items reclassified out of accumulated other comprehensive income. This new guidance requires entities to present (either on the face of the income statement or in the notes) the effects on the line items of the income statements for amounts reclassified out of accumulated other comprehensive income. Adoption of this new guidance did not impact our financial statements.

On July 1, 2013, we adopted ASU 2012-02 guidance on testing indefinite-lived intangible assets for impairment. The new guidance provides an entity with the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test, simplifying the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. Examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses, and distribution rights. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. Adoption of this new guidance did not impact our financial statements.

On July 1, 2013, we adopted ASU 2011-11 enhancing disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. Adoption of this new guidance did not impact our financial statements.

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

Our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Sales outside North America represented approximately 41.2% of net revenues in the three months ended December 31, 2013, and 52.3% of net revenues in the three months ended December 31, 2012. Sales outside North America represented approximately 40.3% of net revenues in the six months ended December 31, 2013, and 44.3% of net revenues in the six months ended December 31, 2012.

Two customers accounted for 15.1% and 10.5% of the Company’s revenue for the three-month period ended December 31, 2013.  The customers’ accounts receivable balances, net of specific allowances, totaled approximately 10.1% and 17.0%, respectively, of net accounts receivable as of December 31, 2013. One customer accounted for 17.8% of the Company’s revenue for the three-month period ended December 31, 2012. The customer’s accounts receivable balance, net of specific allowances, totaled approximately 21.9% of net accounts receivable as of December 31, 2012.

Two customers accounted for 15.0% and 9.5% of the Company’s revenue for the six-month period ended December 31, 2013.  The customers’ accounts receivable balances, net of specific allowances, totaled approximately 10.1% and 17.0%, respectively, of net accounts receivable as of December 31, 2013. One customer accounted for 9.8% of the Company’s revenue for the six-month period ended December 31, 2012. The customer’s accounts receivable balance, net of specific allowances, totaled approximately 21.9% of net accounts receivable as of December 31, 2012.

Note 4 – Loss per Share

Basic loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding.  Diluted loss per share has not been computed as the effect is antidilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
In thousands (except per share amounts):
Net loss (a)	$(251)	$(1,673)	$(2,778)	$(3,619)
Weighted average outstanding shares of common stock (b)	12,253	12,253	12,253	12,253
Dilutive potential common shares from employee stock options	—	—	—	—
Common stock and common stock equivalents (c)	12,253	12,253	12,253	12,253
Loss per share:
Basic net loss per share (a)/(b)	$(0.02)	$(0.14)	$(0.23)	$(0.30)
Diluted net loss per share (a)/(c)	$(0.02)	$(0.14)	$(0.23)	$(0.30)

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

Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated observable market data for substantially the full term of the assets or liabilities.

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

The following tables summarize the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short-term or long-term marketable securities as of December 31, 2013 and June 30, 2013 (in thousands):

	December 31, 2013
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term Marketable Securities	Long-term Marketable Securities
Level 1:
Cash	849	-	-	849	849	-	-
Money Market Funds	1,073	-	-	1,073	1,073	-	-
Subtotal	$1,922	$-	$-	$1,922	$1,922	$-	$-
Level 2:
U.S. Agency Securities	338	-	-	338	-	-	338
Corporate securities	3,540	2	(1)	3,541	-	2,840	701
Municipal securities	4,576	10	(1)	4,585	-	4,484	101
Asset backed securities	23	-	-	23	-	23	-
Subtotal	$8,477	$12	$(2)	$8,487	$-	$7,347	$1,140
Total	$10,399	$12	$(2)	$10,409	$1,922	$7,347	$1,140

QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS- (Continued)

	June 30, 2013
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term Marketable Securities	Long-term Marketable Securities
Level 1:
Cash	1,257	-	-	1,257	1,257	-	-
Money Market Funds	709	-	-	709	709	-	-
U.S. Treasury Securities	503	-	-	503	-	503	-
Subtotal	$2,469	$-	-	$2,469	$1,966	$503	$-
Level 2:
U.S. Agency Securities	544	-	(1)	543	-	-	543
Corporate securities	4,915	1	(11)	4,905	-	2,745	2,160
Municipal securities	5,728	15	-	5,743	-	2,900	2,843
Asset backed securities	127	-	-	127	-	127	-
Mortgage backed securities	30	-	-	30	-	30	-
Subtotal	$11,344	$16	(12)	$11,348	-	$5,802	$5,546
Total	$13,813	$16	(12)	$13,817	$1,966	$6,305	$5,546

There were unrealized loss positions as of December 31, 2013. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2013 and June 30, 2013 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2013	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Municipal Securities	4,484	-	101	(1)	4,585	(1)
Corporate securities	2,840	-	701	(1)	3,541	(1)
Total	$7,324	$-	$802	$(2)	$8,126	$(2)

	Less Than 12 Months		12 Months or Greater		Total
June 30, 2013	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
U.S. Agency securities	-	-	543	(1)	543	(1)
Corporate securities	2,745	(3)	2,160	(8)	4,905	(11)
Total	$2,745	$(3)	$2,703	$(9)	$5,448	$(12)

Available-for-sale securities are recorded at market value. Unrealized holding gains and losses, net of the related income tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of shareholders’ equity until realized. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for- sale are included in earnings when the underlying securities are sold and are derived using the specific identification method for determining the cost of securities sold. There was no loss on the sale of marketable securities for the six months ended December 31, 2013. Loss on the sale of marketable securities for the six months ended December 31, 2012 was $34,000. The net unrealized gain on available-for-sale securities that has been included in the other comprehensive income of shareholders’ equity during the six months ended December 31, 2013 and 2012 was $6,000 and $5,000, respectively.

 QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS- (Continued)

Note 7 - Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventories are comprised as follows (in thousands):

	December 31, 2013	June 30, 2013
Raw materials	$1,525	$1,027
Finished goods	2,447	1,684
Subtotal	3,972	2,711
Less: Inventory reserve	(1,253)	(1,083)
Net inventory balance	$2,719	$1,628

Certain items of inventory, specifically tape drives, have been reclassified from raw materials to finished goods at June 30, 2013, to be consistent with December 31, 2013.

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

Activity in the liability for product warranty, which is included in other accrued liabilities in the condensed balance sheets, for the periods presented, is as follows (in thousands):

	Six Months Ended December 31,
	2013	2012
Beginning balance	$190	$205
Cost of warranty claims	(27)	(30)
Accruals for product warranties	10	25
Ending balance	$173	$200

Contract Termination

On December 20, 2013, Qualstar entered into a settlement agreement with their contract manufacturing provider, Benchmark Electronics Manufacturing Solutions, Inc., the successor to CTS Electronics Manufacturing Solutions, Inc., (“CTS”). The agreement terminated the relationship between CTS and Qualstar, and Qualstar agreed to purchase all inventory on hand at CTS that was being held on behalf of Qualstar. The net amount of the inventory purchased was $1.9 million. The inventory was delivered to Qualstar in January 2014, at which time the purchase price and all related settlement surcharges were paid to CTS.

Note 9 – Comprehensive Loss

For the six months ended December 31, 2013 and 2012, comprehensive loss amounted to approximately $2,772,000 and $3,614,000, respectively. The difference between net loss and comprehensive loss is $6,000 and $5,000, respectively, which relates to the changes in the unrealized gains that the Company recorded for its available-for-sale marketable securities.

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

QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS- (Continued)

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

We also are subject to a variety of other claims and legal proceedings that arise from time to time in the ordinary course of our business. Although management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. We accrue loss contingencies in connection with our commitments and contingencies, including litigation, when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. As of December 31, 2013, we had accrued aggregate current liabilities of $45,000 in probable fees and costs related to our contingent legal matters.

Note 11 – Income Taxes

We did not record a provision or benefit for income taxes for the six months ended December 31, 2013 and 2012.   The Company has recorded a full valuation allowance against its net deferred tax assets based on the Company’s assessment regarding the realizability of these net deferred tax assets in future periods.

Note 12 – Segment Information

In its operation of the business, management reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with U.S. GAAP. Our two segments are Power Supplies and Storage. The two segments discussed in this analysis are presented in the way we internally managed and monitored performance for the six months ended December 31, 2013 and 2012. Allocations for internal resources were made for the six months ended December 31, 2013 and 2012. The power supplies segment tracks certain assets separately, and all others are recorded in the storage segment for internal reporting presentations.  The types of products and services provided by each segment are summarized below:

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

Segment revenue, loss before taxes and total assets were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Revenue
Power Supplies	$1,843	$1,229	$2 ,796	$2,773
Storage:
Product	1,020	1,532	1,844	2,754
Service	577	594	991	1,281
Total storage	$1,597	$2,126	$2,835	$4,035
Total revenue	$3,440	$3,355	$5,631	$6,808

QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS- (Continued)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Loss before Taxes
Power Supplies	$(69)	$(278)	$(387)	$(576)
Storage	(182)	(1,395)	(2,391)	(3,043)
Total loss before Taxes	$(251)	$(1,673)	$(2,778)	$(3,619)

	December 31, 2013	June 30, 2013
Total Assets
Cash and Marketable Securities:
Cash and cash equivalents	$1,922	$1,966
Marketable securities	8,487	11,851
Total Cash and Marketable Securities	$10,409	$13,817
Power supplies and Storage:
Power Supplies	149	538
Storage	6,128	5,852
Power Supplies and Storage	$6,277	$6,390
Total assets	$16,686	$20,207

Note 13 – Restructuring Expenses

Restructuring Charges

In fiscal 2013, the Company restructured its operations and overhead structure related to the storage division by reducing the size of its facilities and headcount, in accordance with a defined restructuring plan. Costs associated therewith were separately identified and disclosed. In October 2013, the Company determined that we would no longer require the leased space in Boulder, Colorado. The space has been vacated and the landlord is currently looking for another tenant. Until that time, we are obligated through the term of the lease, September 2014, so the total amount of the lease payments were added to the restructuring charges in the amount of $26,000.

	Beginning Balance June 30, 2013	Expensed	Paid	Ending Balance December 31, 2013
Lease abandonment obligation	$1,040	$26	$(204)	$864
Total Restructuring Obligation	$1,040	$26	$(204)	$864

QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS- (Continued)

Note 14 – Shareholder Activism

As a result of the proxy contest initiated by BKF Capital Group, Inc., ("BKF"), at the Annual Shareholders' Meeting, held on June 28, 2013, the entire Board of Qualstar was replaced by the five nominees of BKF. On August 19, 2013, the Board approved the reimbursement of the expenses incurred by BKF in connection with its efforts to replace the prior members of Qualstar's Board in an aggregate amount of $395,000. Steven N. Bronson, the Company's Chairman and CEO, is also Chairman, CEO, and majority shareholder of BKF.

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

As a result of the annual shareholders meeting held on June 28, 2013, Qualstar began fiscal 2014 under new leadership, focused on returning the Company to profitability.  The two key elements of this strategy are cost reduction and sales growth.

In the first six months of fiscal 2014, aggressive cost reduction actions were taken, including reducing headcount by 32%, eliminating most consultants, and consolidating operations in Simi Valley by closing the Denver and Boulder offices. These cost reduction efforts will continue for the foreseeable future.

To expand our sales, we appointed two Vice-presidents of International Sales, one focused on Europe and the other on Asia. Approximately 50% of our revenues in fiscal 2013 were from international markets and we believe these provide significant opportunities for growth in fiscal 2014.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We describe our significant accounting policies in Note 1, “Summary of Significant Accounting Policies” of the accompanying Notes to Condensed Financial Statements.

RESULTS OF OPERATIONS

 (Unaudited) (In thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Power supply revenues	$1,843	$1,229	$2,796	$2,773
Storage revenues	1,597	2,126	2,835	4,035
Net revenues	3,440	3,355	5,631	6,808
Cost of goods sold	1,931	2,086	3,661	4,595
Gross profit	$1,509	$1,269	$1,970	$2,213
Operating expenses:
Engineering	604	742	1,478	1,408
Sales and marketing	512	804	1,245	1,335
General and administrative	623	919	2,017	1,659
Restructuring expense	26	511	26	1,393
Total operating expenses	$1,765	$2,976	$4,766	$5,795
Loss from operations	(256)	(1,707)	(2,796)	(3,582)
Other income (expense)	5	34	18	(37)
Net loss	(251)	(1,673)	(2,778)	(3,619)

 The following table reflects, as a percentage of net revenues, statements of operations data for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Power supply revenues	53.6%	36.6%	49.6%	40.7%
Storage revenues	46.4	63.4	50.4	59.3
Net revenues	100.0	100.0	100.0	100.0
Cost of goods sold	56.1	62.2	65.0	67.5
Gross profit	43.9	37.8	35.0	32.5
Operating expenses:
Engineering	17.6	22.1	26.2	20.7
Sales and marketing	14.9	24.0	22.1	19.6
General and administrative	18.1	27.4	35.8	24.4
Restructuring expense	0.8	15.2	0.5	20.5
Total operating expenses	51.4	88.7	84.6	85.2
Loss from operations	(7.5)	(50.9)	(49.6)	(52.7)
Other income (expense)	0.1	1.0	0.3	(0.5)
Net loss	(7.4)%	(49.9)%	(49.3)%	(53.2)%

We have two operating segments for financial reporting purposes: power supplies and storage, as discussed in Note 12 of the accompanying Notes to Financial Statements in Item 1 of this report. The following table summarizes our revenue by operating segment in thousands of dollars:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Power supply revenues	$1,843	$1,229	$2,796	$2,773
Storage revenues	1,597	2,126	2,835	4,035
	$3,440	$3,355	$5,631	$6,808

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Power supply revenues	53.6%	36.6%	49.6%	40.7%
Storage revenues	46.4	63.4	50.4	59.3
	100.0%	100.0%	100.0%	100.0%

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012

Net Revenues

Net revenues remained comparable at $3.4 million for the three months ended December 31, 2013 and 2012.

Segment Revenue

Power Supplies – Net revenues from power supplies were $1.8 million for the three months ended December 31, 2013 compared with $1.2 million for the three months ended December 31, 2012, an increase of $0.6 million, or 50.0%.

Storage – Net storage revenues decreased to $1.6 million for the three months ended December 31, 2013 from $2.1 million for the three months ended December 31, 2012, a decrease of $0.5 million, or 24.9%. The decrease in revenues is primarily attributed to a decrease in revenues of our XLS tape libraries, service and media, partially offset by an increase in our RLS tape libraries.

Gross Profit.  Gross profit increased to $1.5 million for the three months ended December 31, 2013 from $1.3 million for the three months ended December 31, 2012.   This increase of $0.2 million, or 18.9%, was primarily attributed to material price variances from the repurchasing of inventory from Benchmark Electronics (formerly CTS) and a decrease in labor and overhead. Gross margins increased to 43.9% of revenues from 37.8% in the comparative quarter of 2012.  This increase resulted from a higher proportion of storage revenues being related to service contracts rather than hardware sales. Cost of goods sold consists primarily of material cost, direct and indirect labor costs, manufacturing overhead, freight and packaging costs.

Engineering.  Engineering expenses decreased by $138,000, or 18.6%, to $604,000 for the three months ended December 31, 2013 from $742,000 for the three months ended December 31, 2012. This decrease was primarily attributed to a reduction in salaries as we reduced headcount and consultant expenses.

Sales and Marketing.  Sales and marketing expenses decreased by $292,000, or 36.3%, to $512,000 for the three months ended December 31, 2013 from $804,000 for the three months ended December 31, 2012. The decrease was primarily attributed to a reduction in salaries and commissions as we reduced headcount and a reduction in advertising and printing expenses.

General and Administrative.  General and administrative expenses decreased by $296,000, or 32.2%, to $623,000 for the three months ended December 31, 2013 from $919,000 for the three months ended December 31, 2012. The decrease was primarily attributed to a reduction in salaries as we reduced headcount and a decrease in legal expenses.

Restructuring Expense.  Costs incurred of $26,000 in the second quarter were attributed to the remaining rent expense for the vacated Boulder facility. During fiscal 2013, the Company underwent a major restructuring under a defined plan to outsource manufacturing. In fiscal 2014, as the business adapts, changes will be made to operations, but charges associated with such changes, such as severance, will be expensed as part of normal operations costs. In the second quarter of fiscal 2013, the Company continued to reduce the size of its production facility in the storage segment, which resulted in a further decrease in total square footage, from 38,000 square feet to approximately 28,000 square feet, and restructuring charges of approximately $316,000 applied to the remaining contractual lease payments from December 2012 through December 2015 on the vacated portion of the facility. Related severance costs of approximately $195,000 were incurred in the second quarter of fiscal 2013 within the storage segment.

Other Income.  Other income decreased to $5,000 for the three months ended December 31, 2013 from $34,000 for the three months ended December 31, 2012 due to a reduction in investment income and losses on fixed asset disposals.

Provision for Income Taxes.  We did not record a provision or benefit for income taxes for the three months ended December 31, 2013 or 2012.

 Six Months Ended December 31, 2013 Compared to Six Months Ended December 31, 2012

Net Revenues

Net revenues decreased to $5.6 million for the six months ended December 31, 2013 compared with $6.8 million for the six months ended December 31, 2012, a decrease of $1.2 million, or 17.3%.

Segment Revenue

Power Supplies – Net revenues from power supplies remained comparable at $2.8 million for the six months ended December 31, 2013 and 2012.

Storage – Net storage revenues decreased to $2.8 million for the six months ended December 31, 2013 from $4.0 million for the six months ended December 31, 2012, a decrease of $1.2 million, or 29.7%. The decrease in revenues is primarily attributed to decreases in revenues from sales of our XLS tape libraries, legacy TLS, service and media, partially offset by an increase in revenues from sales of our RLS tape libraries and miscellaneous.

Gross Profit.  Gross profit decreased to $2.0 million for the six months ended December 31, 2013 from $2.2 million for the six months ended December 31, 2012.   This decrease of $0.2 million, or 11.0%, was primarily attributed to changes in product mix and reductions in labor and overhead, partially offset by an increase in inventory reserves. Gross margins increased to 35.0% of revenues for the six months ended December 31, 2013 from 32.5% for the six months ended December 31, 2012.  This increase resulted from a higher proportion of storage revenues being related to service contracts rather than hardware sales, partially offset by an increase in material price variances and scrap associated with the repurchasing of our inventory from CTS. Cost of goods sold consists primarily of material cost, direct and indirect labor costs, manufacturing overhead, freight and packaging costs.

Engineering.  Engineering expenses increased by $100,000, or 5.0%, to $1.5 million for the six months ended December 31, 2013 from $1.4 million for the six months ended December 31, 2012. This increase was primarily attributed to severance costs related to a reduction in headcount in our Simi Valley and Boulder facilities.

Sales and Marketing.  Sales and marketing expenses decreased by $100,000, or 6.7%, to $1.2 million for the six months ended December 31, 2013 from $1.3 million for the six months ended December 31, 2012. The decrease was primarily attributed to a reduction in advertising, printing and consulting expenses, partially offset by an increase in severance costs related to a reduction in headcount.

General and Administrative.  General and administrative expenses increased by $300,000, or 21.6%, to $2.0 million for the six months ended December 31, 2013 from $1.7 million for the six months ended December 31, 2012. The increase was primarily attributed to an increase in expenses associated with the proxy contest in connection with the company’s 2013 annual shareholder meeting and severance costs related to a reduction in headcount, partially offset by a decrease in bonus accruals and investor relation expenses.

Restructuring Expense.  Costs incurred of $26,000 for the six months ended December 31, 2013 were attributed to the remaining rent expense for the vacated Boulder facility and contractor expenses for warehouse restructuring. During fiscal 2013, the Company underwent a major restructuring under a defined plan to outsource manufacturing. In fiscal 2014, as the business adapts, changes will be made to operations, but charges associated with such changes, such as severance, will be expensed as part of normal operations costs. In the first six months of fiscal 2013, the Company evaluated production capacity, revenue and facility size, and determined that a reduction in facility size and personnel to fit the production requirements was needed in the storage segment.  This resulted in a reduction in total square footage from 56,938 square feet to approximately 28,000 square feet, or 50%, and facility restructuring charges of approximately $1,006,000 were applied to the remaining contractual lease payments from October 2012 through December 2015 on the vacated portion of the facility in addition to contractor and moving expenses. One-time severance costs of approximately $323,000 were incurred and partially paid in the first six months of fiscal 2013 within the storage segment and related to reductions in manufacturing, general and administrative and engineering.

Other Income.  Other income increased to $18,000 for the six months ended December 31, 2013 from other expenses of ($37,000) for the six months ended December 31, 2012, due to the absence of litigation settlements in fiscal year 2014.

Provision for Income Taxes.  We did not record a provision or benefit for income taxes for the six months ended December 31, 2013 or 2012.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $3.3 million in the six months ended December 31, 2013, primarily attributed to the $2.8 million net loss for the period, a decrease of $449,000 in accounts payable, a decrease of $1.1 million in total accounts receivable, partially offset by a $1.0 million increase in inventory. Net cash used in operating activities was $2.8 million in the six months ended December 31, 2012, primarily attributed to the net loss for the period, an increase in prepaid and other assets, and a decrease in accounts payable, partially offset by a decrease in inventory and an increase in other accrued liabilities and accrued payroll and related liabilities.

Cash provided by investing activities was $3.3 million in the six months ended December 31, 2013, primarily attributed to the sale of marketable securities.   Cash provided by investing activities was $1.9 million in the six months ended December 31, 2012, primarily attributed to proceeds from the sale of marketable securities, partially offset by the purchase of marketable securities and equipment.

Cash was not used in financing activities during the six months ended December 31, 2013 or 2012.

As of December 31, 2013, we had $1.9 million in cash and cash equivalents and $8.5 million in marketable securities. The decrease in cash from June 30, 2013 consisted of approximately $44,000 to support the operating losses.

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

 ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Qualstar’s disclosure controls and procedures as of December 31, 2013 pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We did not make any changes in our internal control over financial reporting during the six months ended December 31, 2013 of Qualstar’s fiscal year ending June 30, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 18, 2013, Qualstar filed an amended complaint against former CEO Lawrence D. Firestone and others for breach of fiduciary duty, breach of duty of loyalty, breach of duty of care, and the commission of corporate waste that is currently pending in the Superior Court of the State of California, County of Los Angeles.  The lawsuit is entitled: Qualstar Corporation v. Lawrence D. Firestone, Stanley Corker, Carl W. Gromada, Robert A. Meyer, Robert Rich, Daniel Molhoek, Allen Alley, Gerald Laber, Steven Wagner and Does 1 through 10, inclusive, and assigned Case No. BC 514889. Qualstar is seeking to enjoin the payment of Lawrence D. Firestone’s severance package and the recovery of monetary damages to be proven at trial. The possibility exists that the defendants will assert counterclaims against Qualstar, but the probability of these actions or the likely results are not currently ascertainable. The Defendants have filed motions to dismiss the case, however, the court hearing on the motions is not scheduled until April 18, 2014. At this time, no evaluation can be made as to the likelihood of a favorable or unfavorable decision.

We also are subject to a variety of other claims and legal proceedings that arise from time to time in the ordinary course of our business. Although management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. We accrue loss contingencies in connection with our commitments and contingencies, including litigation, when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. As of December 31, 2013, we had accrued aggregate current liabilities of $45,000 in probable fees and costs related to our contingent legal matters.

ITEM 1A.   Risk Factors

There have been no significant changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

ITEM 5. Other Information

On December 20, 2012, Qualstar Corporation entered into a contract manufacturing agreement with CTS Electronics Manufacturing Solutions, Inc. (CTS) whereby CTS was going to manufacture Qualstar’s RLS and XLS tape libraries. At the commencement of the contract, Qualstar’s then management provided CTS with a very aggressive forecast of Qualstar requirements for RLS tape libraries. However, actual sales of Qualstar’s RLS tape libraries did not match the aggressive forecast of the prior management team. Accordingly, CTS purchased more parts than were required to satisfy Qualstar’s sales, in addition to the excessive set up fees that CTS charged to Qualstar in June of 2012. After taking control of Qualstar in July 2013, the new management team scaled back its forecast for the RLS tape libraries, in order to fairly project actual marketplace demand. The lower forecast provided for a level of business that was not economically beneficial to CTS and strains in the relationship between Qualstar and CTS began to develop. Shortly thereafter the new management team began to look for alternatives to the contract manufacturing relationship with CTS, such as bringing the manufacturing of the RLS and XLS tape libraries in house at Qualstar. On December 20, 2013, Qualstar and Benchmark Electronics Manufacturing Solutions, Inc. (the successor to CTS) entered into a settlement agreement (“Settlement Agreement”), whereby the contract manufacturing relationship was terminated and the parties agreed that Qualstar would purchase from CTS all Qualstar inventory on hand. Qualstar completed the purchase of CTS’s parts inventory in January 2014 for a total of $1.9 million. Qualstar is currently manufacturing its RLS tape libraries in house for the foreseeable future. As a result of the Settlement Agreement Qualstar now has excess RLS inventory in January 2014 . We also incurred surcharges on various inventory parts that CTS purchased on Qualstar’s behalf due to the terms of the contract previous management entered into with CTS.

We believe that bringing the business back to Qualstar at this time will benefit our customers with better service. It will also give us more control over the inventory levels, better product quality and flexibility in planning.

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

QUALSTAR CORPORATION

Dated: February 13, 2014	By:	/s/STEVEN N. BRONSON
Steven. N. Bronson
Chief Executive Officer and President
(Principal Executive Officer)