Form 10-Q
period 2014-03-31
QUALSTAR CORP
filed 2014-05-13
CIK 758938

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period March 31, 2014

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

Total shares of common stock without par value outstanding at May 13, 2014 are 12,253,117.

QUALSTAR CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

INDEX

  PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	● Condensed Balance Sheets — March 31, 2014 and June 30, 2013	1

	● Condensed Statements of Comprehensive Loss — Three and nine months ended March 31, 2014 and 2013	2

	● Condensed Statements of Cash Flows — Nine months ended March 31, 2014 and 2013	3

	● Condensed Statement of Changes in Shareholders’ Equity — Nine months ended March 31, 2014	4

	● Notes to Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item1A.	Risk Factors	17

Item 5.	Other Information	17

Item 6.	Exhibits	18

	Signatures	18

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUALSTAR CORPORATION

CONDENSED BALANCE SHEETS

(In thousands)

	March 31, 2014	June 30, 2013
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$4,823	$1,966
Marketable securities, short-term	2,718	6,305
Receivables, net of allowances of $117 at March 31, 2014, and $68 at June 30, 2013	1,728	3,140
Receivable from CTS for manufacturing inventories, net of allowance of $0 at March 31, 2014, and $203 at June 30, 2013	-	644
Inventories	3,427	1,628
Prepaid expenses and other current assets	281	363
Total current assets	$12,977	$14,046
Property and equipment, net	557	545
Marketable securities, long-term	199	5,546
Other assets	79	70
Total assets	$13,812	$20,207

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$904	$2,089
Accrued payroll and related liabilities	235	424
Deferred service revenue	1,248	953
Other accrued liabilities	1,617	1,979
Total current liabilities	$4,004	$5,445

Other long term liabilities	17	17

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued	-	-
Common stock, no par value; 50,000 shares authorized, 12,253 shares issued and outstanding as of March 31, 2014 and June 30, 2013	18,932	18,938
Accumulated other comprehensive income	3	4
Accumulated deficit	(9,144)	(4,197)
Total shareholders’ equity	$9,791	$14,745
Total liabilities and shareholders’ equity	$13,812	$20,207

See notes to condensed financial statements.

QUALSTAR CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

  (In thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Net revenues	$2,562	2,952	$8,192	9,760
Cost of goods sold	2,761	2,080	6,422	6,675
Gross profit (loss)	$(199)	$872	$1,770	$3,085
Operating expenses:
Engineering	501	854	1,979	2,262
Sales and marketing	484	846	1,728	2,181
General and administrative	992	1,576	3,009	3,235
Restructuring expense	-	913	26	2,306
Total operating expenses	$1,977	$4,189	$6,742	$9,984
Loss from operations	(2,176)	(3,317)	(4,972)	(6,899)
Other income (expense)	7	16	25	(21)
Loss before income taxes	(2,169)	(3,301)	(4,947)	(6,920)
Provision for income taxes	-	-	-	-
Net loss	$(2,169)	$(3,301)	$(4,947)	$(6,920)
Change in unrealized (losses) gains on investments	(7)	9	(1)	14
Comprehensive loss	$(2,176)	(3,292)	$(4,948)	(6,906)
Loss per common share:
Basic and Diluted	$(0.18)	$(0.27)	$(0.40)	$(0.56)
Weighted average common shares outstanding:
Basic and Diluted	12,253	12,253	12,253	12,253

See notes to condensed financial statements.

QUALSTAR CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

 (Unaudited)

(In thousands)

	Nine Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES:
Net loss	$(4,947)	(6,920)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	136	136
Loss on disposal of assets	4	-
Provision for bad debts and returns, net	49	7
Provision for inventory reserve and adjustments	1,794	341
Stock based compensation	(6)	44
Loss on sale of marketable securities	-	47
Changes in operating assets and liabilities:
Accounts receivable	2,007	(437)
Inventories	(3,593)	1,549
Prepaid expenses and other assets	73	(77)
Accounts payable	(1,185)	(247)
Accrued payroll and related liabilities	(189)	345
Deferred service revenue	295	454
Other accrued liabilities	(362)	1,016
Total adjustments	(977)	3,178
Net cash used in operating activities	$(5,924)	(3,742)
INVESTING ACTIVITIES:
Purchases of equipment	(146)	(366)
Purchases of marketable securities	-	(9,432)
Proceeds from the sale of marketable securities	8,927	6,984
Net cash provided by (used in) investing activities	$8,781	(2,814)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$2,857	(6,556)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$1,966	7,381
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,823	825
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$2	10

See notes to condensed financial statements.

QUALSTAR CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED MARCH 31, 2014

(Unaudited)

(In thousands)

	Common Stock		Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Income	Deficit	Total
Balance at June 30, 2013	12,253	$18,938	$4	$(4,197)	$14,745
Share-based compensation		(6)			(6)
Comprehensive loss:
Change in unrealized gains on investments			(1)		(1)
Net loss				(4,947)	(4,947)
Comprehensive loss					(4,948)
Balance at March 31, 2014	12,253	$18,932	$3	$(9,144)	$9,791

See notes to condensed financial statements.

QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements, including balance sheets and related interim statements of comprehensive loss, cash flows, and shareholders’ equity, include all adjustments, consisting primarily of normal recurring items, which are necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Deferred revenue is shown separately in the balance sheet, and deferred profit is included in other accrued liabilities in the balance sheet.  At March 31, 2014, we had deferred revenue of approximately $1,248,000, and deferred profit of approximately $59,000.  At June 30, 2013, we had deferred revenue of approximately $953,000 and deferred profit of approximately $209,000.

Marketable Securities

Marketable securities consist primarily of high-quality U.S. corporate securities, U.S. federal government debt securities, corporate and municipal bonds. Our marketable securities portfolio consists of short-term securities with original maturities of greater than three months from the date of purchase and remaining maturities of less than one year and long-term securities with original maturities of greater than one year and less than five years. Marketable securities are classified as “available-for-sale” and are recorded at fair value using the specific identification method; unrealized gains and losses are reflected in other comprehensive income until realized; realized gains and losses are included in earnings when the underlying securities are sold and are derived using the specific identification method for determining the cost of securities sold. If the credit ratings of the security issuers deteriorate or if market conditions deteriorate, we may be required to reduce the value of our investments through an impairment charge.

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

Warranty Obligations

We provide for the estimated cost of product warranties at the time revenue is recognized. We engage in extensive product quality programs and processes, including active monitoring and evaluation of product failure rates, material usage and estimation of service delivery costs incurred in correcting a product failure. However, should actual product failure rates, material usage, or service delivery costs differ from our estimates; revisions to the estimated warranty liability would be required. Historically our warranty costs have not been significant.

Legal and Other Contingencies

The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. An estimated loss from a loss contingency such as a legal proceeding or claim is accrued by a charge to income if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. When legal costs that the entity expects to incur in defending itself in connection with a loss contingency accrual are expected to be material, the loss should factor in all costs and, if the legal costs are reasonably estimable, they should be accrued in accordance with ASC 450, regardless of whether a liability can be estimated for the contingency itself. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. Changes in these factors could materially impact our financial statements. We have accrued $337,000 for such contingencies.

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

Recent accounting guidance not yet adopted

In July 2013, the FASB issued ASU 2013-11 regarding disclosures in the financial statements for an unrecognized tax benefit when a net operating loss carry forward exists. The new guidance will become effective for us beginning July 1, 2014 and is not expected to impact our financial statements upon adoption.

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

Our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Sales outside North America represented approximately 57.2% of net revenues in the three months ended March 31, 2014, and 65.6% of net revenues in the three months ended March 31, 2013. Sales outside North America represented approximately 43.6% of net revenues in the nine months ended March 31, 2014, and 50.7% of net revenues in the nine months ended March 31, 2013.

One customer accounted for 13.2% of the Company’s revenue for the three-month period ended March 31, 2014.  The customer’s accounts receivable balance, net of specific allowances, totaled approximately 21.4% of net accounts receivable as of March 31, 2014. Two customers’ accounted for 17.2% and 11.6% of the Company’s revenue for the three-month period ended March 31, 2013. The customers’ accounts receivable balances, net of specific allowances, totaled approximately 18.8% and 7.4%, of net accounts receivable as of March 31, 2013.

Two customers accounted for 12.3% and 10.6% of the Company’s revenue for the nine-month period ended March 31, 2014.  The customers’ accounts receivable balances, net of specific allowances, totaled approximately 4.8% and 21.4%, respectively, of net accounts receivable as of March 31, 2014. Two customers accounted for 9.4% and 10.2% of the Company’s revenue for the nine-month period ended March 31, 2013. The customer’s accounts receivable balance, net of specific allowances, totaled approximately 7.4% and 18.8% of net accounts receivable as of March 31, 2013.

Note 4 – Loss per Share

Basic loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding.  Diluted loss per share has not been computed as the effect is antidilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
In thousands (except per share amounts):
Net loss (a)	$(2,169)	$(3,301)	$(4,947)	$(6,920)
Weighted average outstanding shares of common stock (b)	12,253	12,253	12,253	12,253
Dilutive potential common shares from employee stock options	-	-	-	-
Common stock and common stock equivalents (c)	12,253	12,253	12,253	12,253
Loss per share:
Basic net loss per share (a)/(b)	$(0.18)	$(0.27)	$(0.40)	$(0.56)
Diluted net loss per share (a)/(c)	$(0.18)	(0.27)	(0.40)	(0.56)

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

The following tables summarize the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short-term or long-term marketable securities as of March 31, 2014 and June 30, 2013 (in thousands):

	March 31, 2014
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term Marketable Securities	Long-term Marketable Securities
Level 1:
Cash	1,144	-	-	1,144	1,144	-	-
Money Market Funds	3,679	-	-	3,679	3,679	-	-
Subtotal	$4,823	$-	$-	$4,823	$4,823	$-	$-
Level 2:
U.S. Agency Securities	335	1	-	336	-	336	-
Corporate securities	1,998	2	(1)	1,999	-	1,800	199
Municipal securities	581	1		582	-	582	-
Subtotal	$2,914	$4	$(1)	$2,917	$-	$2,718	$199
Total	$7,737	$4	$(1)	$7,740	$4,823	$2,718	$199

	June 30, 2013
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term Marketable Securities	Long-term Marketable Securities
Level 1:
Cash	1,257	-	-	1,257	1,257	-	-
Money Market Funds	709	-	-	709	709	-	-
U.S. Treasury Securities	503	-	-	503	-	503	-
Subtotal	$2,469	$-	-	$2,469	$1,966	$503	$-
Level 2:
U.S. Agency Securities	544	-	(1)	543	-	-	543
Corporate securities	4,915	1	(11)	4,905	-	2,745	2,160
Municipal securities	5,728	15	-	5,743	-	2,900	2,843
Asset backed securities	127	-	-	127	-	127	-
Mortgage backed securities	30	-	-	30	-	30	-
Subtotal	$11,344	$16	(12)	$11,348	-	$5,802	$5,546
Total	$13,813	$16	(12)	$13,817	$1,966	$6,305	$5,546

QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS- (Continued)

There were unrealized loss positions as of March 31, 2014. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2014 and June 30, 2013 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
March 31, 2014	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Corporate securities	1,800	(1)	199	-	1,999	(1)
Total	$1,800	$(1)	$199	$-	$1,999	$(1)

	Less Than 12 Months		12 Months or Greater		Total
June 30, 2013	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
U.S. Agency securities	-	-	543	(1)	543	(1)
Corporate securities	2,745	(3)	2,160	(8)	4,905	(11)
Total	$2,745	$(3)	$2,703	$(9)	$5,448	$(12)

Available-for-sale securities are recorded at market value. Unrealized holding gains and losses, net of the related income tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of shareholders’ equity until realized. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for- sale are included in earnings when the underlying securities are sold and are derived using the specific identification method for determining the cost of securities sold. There was no loss on the sale of marketable securities for the nine months ended March 31, 2014. Loss on the sale of marketable securities for the nine months ended March 31, 2013 was $47,000. The net unrealized loss on available-for-sale securities that has been included in the other comprehensive income of shareholders’ equity during the nine months ended March 31, 2014 and 2013 was $1,000 and $14,000, respectively.

Note 7 - Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventories are comprised as follows (in thousands):

	March 31, 2014	June 30, 2013
Raw materials	$3,609	$1,027
Finished goods	2,695	1,684
Subtotal	6,304	2,711
Less: Inventory reserve	(2,877)	(1,083)
Net inventory balance	$3,427	$1,628

Certain items of inventory, specifically tape drives, have been reclassified from raw materials to finished goods at June 30, 2013, to be consistent with March 31, 2014.

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

QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS- (Continued)

Activity in the liability for product warranty, which is included in other accrued liabilities in the condensed balance sheets, for the periods presented, is as follows (in thousands):

	Nine Months Ended March 31,
	2014	2013
Beginning balance	$190	$205
Cost of warranty claims	(44)	(51)
Accruals for product warranties	20	40
Ending balance	$166	$194

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

Note 9 – Comprehensive Loss

For the nine months ended March 31, 2014 and 2013, comprehensive loss amounted to approximately $4,948,000 and $6,906,000, respectively. The difference between net loss and comprehensive loss is $(1,000) and $14,000, respectively, which relates to the changes in the unrealized gains that the Company recorded for its available-for-sale marketable securities.

Note 10 – Legal Proceedings

Overland Storage, Inc.

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

Lawrence D. Firestone and others

On August 12, 2013, Qualstar filed a complaint against former CEO Lawrence D. Firestone and others for breach of fiduciary duty, breach of duty of loyalty, breach of duty of care and the commission of corporate waste that is currently pending in the Superior Court of the State of California, County of Los Angeles.  The lawsuit is entitled: Qualstar Corporation v. Lawrence D. Firestone, Stanley Corker, Carl W. Gromada, Robert A. Meyer, Robert Rich, Daniel Molhoek, Allen Alley, Gerald Laber, Steven Wagner and Does 1 through 10, inclusive, and assigned Case No. BC 514889. On April 17, 2014, Defendant Lawrence D. Firestone filed a cross-complaint against Qualstar for wrongful termination of employment in breach of contract, employer’s breach of the implied covenant of good faith and fair dealing, breach of contract, and conversion. Due to the inherent uncertainty of litigation, we cannot identify probable or estimable damages related to the cross-complaint at this time. Also on April 17, 2014, Qualstar voluntarily withdrew its claims against Defendant Gerald Laber, without prejudice. On April 18, 2014, the Court denied motions filed by the remaining Defendants that had been seeking the dismissal of all causes of action against all Defendants.

We also are subject to a variety of other claims and legal proceedings that arise from time to time in the ordinary course of our business. Although management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. We accrue loss contingencies in connection with our commitments and contingencies, including litigation, when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. As of March 31, 2014, we had accrued aggregate current liabilities of $337,000 in probable fees and costs related to our contingent legal matters.

QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS- (Continued)

Note 11 – Income Taxes

We did not record a provision or benefit for income taxes for the nine months ended March 31, 2014 and 2013.   The Company has recorded a full valuation allowance against its net deferred tax assets based on the Company’s assessment regarding the realizability of these net deferred tax assets in future periods.

Note 12 – Segment Information

In its operation of the business, management reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with U.S. GAAP. Our two segments are Power Supplies and Storage. The two segments discussed in this analysis are presented in the way we internally managed and monitored performance for the nine months ended March 31, 2014 and 2013. Allocations for internal resources were made for the nine months ended March 31, 2014 and 2013. The power supplies segment tracks certain assets separately, and all others are recorded in the storage segment for internal reporting presentations.  The types of products and services provided by each segment are summarized below:

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

Segment revenue, loss before taxes and total assets were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Revenue
Power Supplies	$1,525	$1,969	$4,321	$4,742
Storage:
Product	457	793	2,301	3,547
Service	580	190	1,570	1,471
Total storage	$1,037	$983	$3,871	$5,018
Total revenue	$2,562	$2,952	$8,192	$9,760

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Loss before Taxes
Power Supplies	$(392)	$(262)	$(779)	$(828)
Storage	(1,777)	(3,039)	(4,168)	(6,092)
Total loss before taxes	$(2,169)	$(3,301)	$(4,947)	$(6,920)

	March 31, 2014	June 30, 2013
Total Assets
Cash and marketable securities:
Cash and cash equivalents	$4,823	$1,966
Marketable securities	2,917	11,851
Total cash and marketable securities	$7,740	$13,817
Other assets:
Power Supplies	2,529	2,893
Storage	3,543	3,497
Total other assets	$6,072	$6,390
Total assets	$13,812	$20,207

Certain assets have been reclassified between storage and power supplies at June 30, 2013 to be consistent with March 30, 2014.

QUALSTAR CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS- (Continued)

Note 13 – Restructuring Expenses

Restructuring Charges

In fiscal 2013, the Company restructured its operations and overhead structure related to the storage division by reducing the size of its facilities and headcount, in accordance with a defined restructuring plan. Costs associated therewith were separately identified and disclosed. In October 2013, the Company determined that we would no longer require the leased space in Boulder, Colorado. The space has been vacated and the landlord is currently looking for another tenant. Until that time, we are obligated through the term of the lease, September 2014. In October 2013, the total amounts of the lease payments were added to the restructuring charges in the amount of $26,000.

	Beginning Balance June 30, 2013	Expensed	Paid	Ending Balance March 31, 2014
Lease abandonment obligation	$1,040	$26	$(312)	$754
Total Restructuring Obligation	$1,040	$26	$(312)	$754

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

Note 15 – Subsequent Event

The Company entered into a license agreement, dated May 1, 2014 (the “License Agreement”) with BKF Capital Group, Inc. (“BKF”).  Pursuant to the License Agreement, commencing on May 1, 2014, BKF shall have a license to occupy and use one furnished office located at Qualstar’s executive offices located at 3990-B Heritage Oak Court, Simi Valley, California 93063 (the “Premises”). Pursuant to the License Agreement, BKF shall pay to Qualstar a license fee equal to $14,400.00 per year, or $1,200.00 per month, for use of the Premises.  BKF shall also have access to a telephone line and other services as described in the License Agreement.  Steven N. Bronson, the Company’s Chairman and CEO, is also the Chairman, CEO and majority shareholder of BKF. A copy of the License Agreement is attached as Exhibit 10.9 to the Company's Current Report on Form 8-K filed on May 2, 2014.

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

In the first nine months of fiscal 2014, aggressive cost reduction actions were taken by the Company, including reduction of employees by 35%, elimination of most consultants, and the consolidation of operations in Simi Valley by closing the Denver, Colorado and Boulder, Colorado offices. We expect that these cost reduction efforts will continue for the foreseeable future.

In April, 2014 we hired Daniel Jan, as Executive Vice President, to oversee operations and business development. Moreover, to expand our sales efforts, we have appointed two Vice Presidents of International Sales, one focused on Europe and the other on Asia. Approximately 50% of our revenues in fiscal 2013 were from international markets and we believe international markets provide significant opportunities for growth in fiscal 2014.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We describe our significant accounting policies in Note 1, “Summary of Significant Accounting Policies” of the accompanying Notes to Condensed Financial Statements.

RESULTS OF OPERATIONS

 (Unaudited) (In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Power supply revenues	$1,525	$1,969	$4,321	$4,742
Storage revenues	1,037	983	3,871	5,018
Net revenues	2,562	2,952	8,192	9,760
Cost of goods sold	2,761	2,080	6,422	6,675
Gross profit	$(199)	$872	$1,770	$3,085
Operating expenses:
Engineering	501	854	1,979	2,262
Sales and marketing	484	846	1,728	2,181
General and administrative	992	1,576	3,009	3,235
Restructuring expense	-	913	26	2,306
Total operating expenses	$1,977	$4,189	$6,742	$9,984
Loss from operations	(2,176)	(3,317)	(4,972)	(6,899)
Other income (expense)	7	16	25	(21)
Net loss	(2,169)	(3,301)	(4,947)	(6,920)

 The following table reflects, as a percentage of net revenues, statements of operations data for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Power supply revenues	59.5%	66.7%	52.7%	48.6%
Storage revenues	40.5	33.3	47.3	51.4
Net revenues	100.0	100.0	100.0	100.0
Cost of goods sold	107.8	70.5	78.4	68.4
Gross profit	(7.8)	29.5	21.6	31.6
Operating expenses:
Engineering	19.6	28.9	24.2	23.2
Sales and marketing	18.9	28.7	21.1	22.3
General and administrative	38.7	53.4	36.7	33.1
Restructuring expense	-	30.9	0.3	23.6
Total operating expenses	77.2	141.9	82.3	102.2
Loss from operations	(85.0)	(112.4)	(60.7)	(70.6)
Other income (expense)	0.3	0.5	0.3	(0.2)
Net loss	(84.7)%	(111.9)%	(60.4)%	(70.8)%

We have two operating segments for financial reporting purposes: power supplies and storage, as discussed in Note 12 of the accompanying Notes to Condensed Financial Statements in Item 1 of this report. The following table summarizes our revenue by operating segment in thousands of dollars:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Power supply revenues	$1,525	$1,969	$4,321	$4,742
Storage revenues	1,037	983	3,871	5,018
	$2,562	$2,952	$8,192	$9,760

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Power supply revenues	59.5%	66.7%	52.7%	48.6%
Storage revenues	40.5	33.3	47.3	51.4
	100.0%	100.0%	100.0%	100.0%

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Net Revenues

Net revenues decreased to $2.6 million for the three months ended March 31, 2014 from $3.0 million for the three months ended March 31, 2012, a decrease of $0.4 million, or 13.2%.

Segment Revenue

Power Supplies – Net revenues from power supplies were $1.5 million for the three months ended March 31, 2014 compared with $2.0 million for the three months ended March 31, 2013, a decrease of $0.4 million, or 22.5%.

Storage – Net storage revenues remained consistent at $1.0 million for the three months ended March 31, 2014 and 2013.

Gross Profit - Gross profit decreased to $(0.2) million for the three months ended March 31, 2014 from $0.9 million for the three months ended March 31, 2013.   This decrease of $1.1 million, or 122.8%, is primarily attributed to the $1.3 million reserve for excess and obsolete inventory, taken as a result of the termination of the contract manufacturer, CTS Electronics Manufacturing Solutions, Inc.

Engineering:  Engineering expenses decreased by $353,000, or 41.3%, to $501,000 for the three months ended March 31, 2014 from $854,000 for the three months ended March 31, 2013. This decrease is primarily attributed to a reduction in salaries as we reduced headcount, consultant expenses and closed the Colorado facility.

Sales and Marketing:  Sales and marketing expenses decreased by $362,000 or 42.8%, to $484,000 for the three months ended March 31, 2014 from $846,000 for the three months ended March 31, 2013. The decrease is primarily attributed to a reduction in salaries and commissions as we reduced headcount and a reduction in advertising and tradeshow expenses.

General and Administrative.  General and administrative expenses decreased by $584,000 or 37.1%, to $992,000 for the three months ended March 31, 2014 from $1.6 million for the three months ended March 31, 2013. The decrease is primarily attributed to a reduction in salaries as we reduced headcount and a decrease in legal expenses.

Restructuring Expenses.  Restructuring expenses decreased by $913,000 in the three months ended March 31, 2014 to $0. The Company underwent a major restructuring plan in fiscal year 2013 and expensed severance and facilities costs in the three months ended March 31, 2013.

Other Income.  Other income decreased to $7,000 for the three months ended March 31, 2014 from $16,000 for the three months ended March 31, 2013 due to a reduction in investment income and losses on fixed asset disposals.

Provision for Income Taxes.  We did not record a provision or benefit for income taxes for the three months ended March 31, 2014 or 2013.

 Nine Months Ended March 31, 2014 Compared to Nine Months Ended March 31, 2013

Net Revenues

Net revenues decreased to $8.2 million for the nine months ended March 31, 2014 compared with $9.8 million for the nine months ended March 31, 2013, a decrease of $1.6 million, or 16.1%.

Segment Revenue

Power Supplies – Net revenues from power supplies decreased to $4.3 million for the nine months ended March 31, 2014 from $4.7 million for the nine months ended March 31, 2013, a decrease of $0.4 million, or 8.5%.

Storage – Net storage revenues decreased to $3.9 million for the nine months ended March 31, 2014 from $5.0 million for the nine months ended March 31, 2013, a decrease of $1.1 million, or 22%. The decrease in revenues is primarily attributed to decreases in revenues from sales of our XLS tape libraries, legacy TLS, partially offset by an increase in revenues from sales of our RLS tape libraries and miscellaneous.

Gross Profit.  Gross profit decreased to $1.8 million for the nine months ended March 31, 2014 from $3.1 million for the nine months ended March 31, 2013.   This decrease of $1.3 million, or 42.6%, was primarily attributed to an increase in inventory reserves of $1.4 million. Gross margins decreased to 21.6% of revenues for the nine months ended March 31, 2014 from 31.6% for the nine months ended March 31, 2013.

Engineering.  Engineering expenses decreased by $283,000, or 12.5%, to $2.0 million for the nine months ended March 31, 2014 from $2.3 million for the nine months ended March 31, 2013. This decrease is attributed to the closure of the Colorado facility and reduction of headcount.

Sales and Marketing.  Sales and marketing expenses decreased by $453,000, or 20.8%, to $1.8 million for the nine months ended March 31, 2014 from $2.2 million for the nine months ended March 31, 2013. The decrease was attributed to a reduction in advertising, printing and consulting expenses, partially offset by an increase in severance costs related to a reduction in headcount.

General and Administrative.  General and administrative expenses decreased by $226,000, or 7.0%, to $3.0 million for the nine months ended March 31, 2014 from $3.2 million for the nine months ended March 31, 2013. The decrease was primarily attributed to a reduction in salaries as we reduced headcount.

Restructuring Expense.  Restructuring expenses decreased by $2.3 million in the nine months ended March 31, 2014 to $26,000. The Company underwent a major restructuring plan in fiscal year 2013 and expensed items such as, severance and facilities costs in the nine months ended March 31, 2013.

Other Income.  Other income increased 219% to $25,000 for the nine months ended March 31, 2014 from other expenses of ($21,000) for the nine months ended March 31, 2013, due to the absence of litigation settlements in fiscal year 2014.

Provision for Income Taxes.  We did not record a provision or benefit for income taxes for the nine months ended March 31, 2014 or 2013.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $5.9 million in the nine months ended March 31, 2014, primarily attributed to the $4.9 million net loss for the period, a decrease of $1.2 million in accounts payable, a $1.8 million increase in net inventory, partially offset by a decrease of $2.1 million in total net accounts receivable. Net cash used in operating activities was $3.7 million in the nine months ended March 31, 2013, primarily attributed to the net loss for the period, an increase in accounts receivable, prepaid and other assets, and a decrease in accounts payable, partially offset by a decrease in inventory and an increase in restructuring liability and deferred revenue.

Cash provided by investing activities was $8.8 million in the nine months ended March 31, 2014, is primarily attributed to the sale of marketable securities.   Cash used in investing activities was $2.8 million in the nine months ended March 31, 2013, primarily attributed to the purchase of marketable securities and equipment, partially offset by proceeds from the sale marketable securities.

Cash was not used in financing activities during the nine months ended March 31, 2014 or 2013.

As of March 31, 2014, we had $4.8 million in cash and cash equivalents and $2.9 million in marketable securities. The increase in cash from June 30, 2013 consisted of approximately $2.9 million provided by sale of marketable securities.

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

 ITEM 4. CONTROLS AND PROCEDURES

We maintain "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our principal executive officer to allow timely decisions regarding required disclosure.

Evaluation of disclosure and controls and procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer has concluded that the Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that the Company’s disclosure controls and procedures are operating in an effective manner to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Changes in internal controls over financial reporting.

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's most recent quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that the Company's controls will succeed in achieving their stated goals under all potential future conditions.

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

 On September 18, 2013, Qualstar filed an amended complaint against former CEO Lawrence D. Firestone and others for breach of fiduciary duty, breach of duty of loyalty, breach of duty of care, and the commission of corporate waste that is currently pending in the Superior Court of the State of California, County of Los Angeles.  The lawsuit is entitled: Qualstar Corporation v. Lawrence D. Firestone, Stanley Corker, Carl W. Gromada, Robert A. Meyer, Robert Rich, Daniel Molhoek, Allen Alley, Gerald Laber, Steven Wagner and Does 1 through 10, inclusive, and assigned Case No. BC 514889. Qualstar is seeking to enjoin the payment of Lawrence D. Firestone’s severance package and the recovery of monetary damages to be proven at trial. On April 17, 2014, Defendant Lawrence D. Firestone filed a cross-complaint against Qualstar for wrongful termination of employment in breach of contract, employer’s breach of the implied covenant of good faith and fair dealing, breach of contract, and conversion. Due to the inherent uncertainty of litigation, we cannot identify probable or estimable damages related to the cross-complaint at this time. Also on April 17, 2014, Qualstar voluntarily withdrew its claims against Defendant Gerald Laber, without prejudice. On April 18, 2014, the Court denied motions filed by the remaining Defendants that had been seeking the dismissal of all causes of action against all Defendants.

We also are subject to a variety of other claims and legal proceedings that arise from time to time in the ordinary course of our business. Although management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. We accrue loss contingencies in connection with our commitments and contingencies, including litigation, when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. As of March 31, 2014, we had accrued aggregate current liabilities of $337,000 in probable fees and costs related to our contingent legal matters.

ITEM 1A.   Risk Factors

There have been no significant changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

ITEM 5. Other Information

On December 20, 2012, Qualstar Corporation entered into a contract manufacturing agreement with CTS Electronics Manufacturing Solutions, Inc. (CTS) whereby CTS was going to manufacture Qualstar’s RLS and XLS tape libraries. At the commencement of the contract, Qualstar’s then management provided CTS with a very aggressive forecast of Qualstar requirements for RLS tape libraries. However, actual sales of Qualstar’s RLS tape libraries did not match the aggressive forecast of the prior management team. Accordingly, CTS purchased more parts than were required to satisfy Qualstar’s sales, in addition to the excessive set up fees that CTS charged to Qualstar in June of 2013 After taking control of Qualstar in July 2013, the new management team scaled back its forecast for the RLS tape libraries, in order to fairly project actual marketplace demand. The lower forecast provided for a level of business that was not economically beneficial to CTS and strains in the relationship between Qualstar and CTS began to develop. Shortly thereafter the new management team began to look for alternatives to the contract manufacturing relationship with CTS, such as bringing the manufacturing of the RLS and XLS tape libraries in house at Qualstar. On December 20, 2013, Qualstar and Benchmark Electronics Manufacturing Solutions, Inc. (the successor to CTS) entered into a settlement agreement (“Settlement Agreement”), whereby the contract manufacturing relationship was terminated and the parties agreed that Qualstar would purchase from CTS all Qualstar inventory on hand. Qualstar completed the purchase of CTS’s parts inventory in January 2014 for a total of $1.9 million. Qualstar is currently manufacturing its RLS tape libraries in house for the foreseeable future. As a result of the Settlement Agreement Qualstar now has excess inventory.  A detailed review was completed of the tape library inventory and a reserve of $1.6 million was recorded for excess and obsolete inventory. We also incurred surcharges on various inventory parts that CTS purchased on Qualstar’s behalf due to the terms of the contract previous management entered into with CTS.

We believe that bringing the tape library manufacturing back to Qualstar will benefit our customers by providing better product quality and service. It will also give us more control over our inventory levels, and improve our flexibility in inventory planning. Finally, it relieves Qualstar of all remaining obligations from a contract manufacturing relationship that was not beneficial for Qualstar.

Subsequent Event

The Company entered into a license agreement, dated May 1, 2014 (the “License Agreement”) with BKF Capital Group, Inc. (“BKF”).  Pursuant to the License Agreement, commencing on May 1, 2014, BKF shall have a license to occupy and use one furnished office located at Qualstar’s executive offices located at 3990-B Heritage Oak Court, Simi Valley, California 93063 (the “Premises”). Pursuant to the License Agreement, BKF shall pay to Qualstar a license fee equal to $14,400.00 per year, or $1,200.00 per month, for use of the Premises.  BKF shall also have access to a telephone line and other services as described in the License Agreement.  Steven N. Bronson, the Company’s Chairman and CEO, is also the Chairman, CEO and majority shareholder of BKF. A copy of the License Agreement is attached as Exhibit 10.9 to the Company's Current Report on Form 8-K filed on May 2, 2014.

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

QUALSTAR CORPORATION

Dated: May 13, 2014	By:	/s/STEVEN N. BRONSON
Steven. N. Bronson
Chief Executive Officer and President
(Principal Executive Officer)