Form 10-K
period 2014-06-30
QUALSTAR CORP
filed 2014-09-29
CIK 758938

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 000-30083

QUALSTAR CORPORATION

CALIFORNIA	95-3927330
(STATE OF INCORPORATION)	(I.R.S. ID NO.)

3990-B HERITAGE OAK COURT, SIMI VALLEY, CA 93063

(805) 583-7744

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

As of December 31, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common equity held by non-affiliates of the registrant was approximately $7,310,217 based on the closing sales price as reported on the NASDAQ Stock Market.  As of September 23, 2014, there were 12,253,117 shares of common stock without par value outstanding.

QUALSTAR CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2014

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

PART I

 ITEM 1. BUSINESS

INTRODUCTION

Qualstar Corporation and its Subsidiary (“Qualstar”, the “Company”, “we”, “us” or “our”) is a leading provider of high efficiency and high density power solutions marketed under the N2Power brand, and of data storage systems marketed under the Qualstar brand. Qualstar is organized into two strategic business units, power solutions and storage systems. Power solutions products include ultra-small high efficiency switching power supplies that provide power unique solutions to original equipment manufacturers for a wide range of markets; including telecommunications networking, industrial, gaming, test equipment, LED/lighting, medical as well as other market applications. Storage systems products include highly scalable automated magnetic tape libraries used to store, retrieve and manage electronic data primarily in the network computing environment and provide solutions for organizations requiring backup, recovery and archival storage of critical electronic information.

Our N2Power products provide high-efficiency and high density AC/DC and DC/DC power solutions for a variety of applications including data center technologies such as switches, routers, data storage, servers and networking communications equipment.   With a wide variety of feature-rich standard products and the ability to create custom and semi-custom products, we offer a very comprehensive product line to OEMs that require high-value, high-efficiency power supplies to meet specific applications. The N2Power brand is one of the industry leaders in delivering high power density/high efficiency ratios.

The storage products provide high quality and highly reliable data protection and archive storage systems which are used to record, retrieve and manage electronic data, primarily in networked computing environments.  Our storage products integrate with all major operating systems including Windows, Linux and UNIX, and are compatible with a wide range of storage management software solutions such as those offered by IBM, EMC, CommVault and Symantec.  We offer products spanning the storage needs of the small and medium-size business market to the enterprise market. In addition to storage products we offer comprehensive worldwide service and support programs that enable customers to keep our products running in environments where the ability to constantly access data is vital.

We design our products at our location in California, and we sell our products globally through authorized resellers and directly to original equipment manufacturers (“OEMs”). N2Power utilizes contract manufacturers in Asia to produce our power solutions products, while our Storage products are manufactured by us at our factory in Simi Valley, California. On December 20, 2013, we terminated our agreement with a contract manufacturer who previously manufactured our storage products in favor of manufacturing our products in-house.  Our research, development and engineering facility is located in Simi Valley, California. On June 30, 2014, Qualstar formed Qualstar Corporation Singapore Private Limited, a Singapore corporation to enable us to hire and expand our engineering and product development staff in Singapore and to support Qualstar’s overall product expansion.

Qualstar was incorporated in California in 1984.

POWER SUPPLY INDUSTRY

 Background

The power solutions markets are comprised of a few large suppliers and a number of smaller companies that focus on specialized products.  The power solutions market includes the Servers, Storage and Network (“SSN”), Industrial and Transportation (“IND”), Network Power Systems (“NPS”), Medical and LED/Lighting markets.

We believe the following key trends will continue to drive demand for power solutions products:

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

●

Increasing demand for high conversion efficiencies, high power density and digital power management.   Efforts in the EU, the United States and Asia to reduce energy consumption are increasing the demand for high conversion efficiencies and digital power control.  In addition, groups such as the Climate Savers Computing Initiative, consisting of a consortium of companies including Google and Intel and other eco-conscious businesses and conservation organizations are promoting the development, deployment and adoption of smart technologies that can both improve the efficiency of a computer’s power utilization and reduce the energy consumed when the computer is in an inactive state.  Because a large portion of electrical energy waste occurs during the power conversion process, power companies have an opportunity to improve the conversion efficiency to reduce the operating costs for the end user.  Our AC/DC power supplies have led the markets we serve with conversion efficiency ratings up to 93%.  Our digital power control technologies allow us to achieve high levels of power conversion efficiency and control that are not possible with analog designs.  Higher conversion efficiencies help reduce overall power usage and therefore cut greenhouse gas emissions and total cost of infrastructure ownership.

 Strategy

Our primary objective in our power supply business is to be a global leader in high-efficiency, high-density power solutions for the medical, gaming, test equipment, transportation, industrial and telecommunications network power markets.  To achieve this objective we plan to:

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

●

Continue to expand our footprint in the markets.  We are currently supporting the data center equipment, gaming, networking and communications systems markets.  We have secured several sizable OEM customers in these markets and are driving deeper penetration within our current customer base as well as adding new customers in these markets.

●

Expand our product line while continuing to drive for higher power levels and greater conversion efficiencies in a smaller footprint.   Minimizing space requirements within our customers’ products is critical, and as a result there is a continuing need for smaller packaging while delivering additional power.  Our product roadmap addresses these needs and our objective is to lead the industry with the greatest efficiency in the smallest footprint with the highest power available.  In this way, we can deliver advantages to our OEM customers as they leverage our technology in their product designs.

●

Expand our product line through private label offerings.  We have identified a need for utilizing other manufacturers’ core products to complement our own, where we lack products in development in a specific markets or power levels. To achieve this we will utilize our relationships with other power solutions manufacturers.

●

Organize our technology resources for fast time to market on derivative products. Our customers continually request derivative configurations to our existing products.  In order to serve this market effectively, we are organizing our engineering resources for fast turnaround on these designs to shorten our OEM customers’ design cycle, leading to faster time to market.

Our Power Solution Products

We design, develop, manufacture and market our power solution products, whose purpose is to convert, regulate, purify, manage or distribute electrical power for electronic equipment.  Our products generally convert AC current from the grid to DC current for use in computer based products, or modify the voltage being delivered (DC to DC).  We typically target markets where high efficiency and power density are important to our customers.

We sell standard, modified-standard and custom designed products.  Standard products are sold unmodified to our customers.  Modified-standard products are based on lightly modified versions of standard products.   Custom products are designed specifically to the customer’s specification and are not generally sold to other customers. Custom products may require non-recurring engineering and tooling costs to bring the product to production.

DATA STORAGE INDUSTRY

Background

The data protection and archival storage markets are comprised of a few large suppliers and a number of smaller companies that offer specialized products and capacity ranges.  Solutions include both disk based and tape library based systems and related software.

We believe the increasing amounts of storage required by the IT universe, especially in the media and entertainment business,  will continue to drive demand for archive storage products. The proliferation of e-commerce, video streaming, digital media, and advanced software applications has driven exponential growth in the production of electronic information.  As a result, the information infrastructure has implemented many solutions addressing access speeds and higher capacity, but a growing need is building for data protection and archival storage.  As regulators and companies require the accumulation of and access to archived data, the market to store that data cost-effectively continues to grow.  Over the last few years IT spending has been concentrated on the performance aspect of storage, and adding additional cost effective capacity has lagged as a proportion of total investment. We believe that this performance spending trend is reversing somewhat and the need for additional data protection and archival capacity to house the files that are currently held on performance storage devices will increase. We believe this trend will drive future demand for tape libraries.

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

●	Launch effective marketing campaigns which will increase market awareness of the Qualstar brand as well as reinforce tape’s role within the storage arena. We plan on expanding our advertising presence in select industry vertical markets highlighting the storage solutions Qualstar provides for those sectors. We also plan one attending more trade shows with our partners leveraging both their coverage of their markets and their branding in the marketplace.

●	Produce expandable storage solutions that deliver scalability within the data center and more effective capital spending for our customers. Expandability is a key requirement for many customers who are dealing with rapidly growing capacity needs on a regular basis. Expandability enables them to easily and quickly add more storage while providing a cost-effective solution that can be readily budgeted during their planning cycles.

●	Expand our product line through private label offerings. We have identified a need for entry level storage libraries and will be partnering with another manufacturer to offer private label products in the sub-RLS category. In this way, we can introduce customers to the quality and service offered by Qualstar so that when their storage needs increase, our mid to high end products become a logical choice for them.

●	Explore adjacent technologies to expand our functionality and footprint in the IT market. Historically we have been focused on products using magnetic tape as the media in our systems and on automating the loading, unloading and storage of the media. We will explore partnerships with software and disk manufacturers to offer a complete data storage solution.

●	Continue to expand our cost effective, service and support programs that enable our customers to keep their products running 24 hours a day, 7 days a week. We will begin offering this service in international markets which we have not previously supported.

Our Storage Solutions

We design, develop, manufacture and market storage products which deliver cost effective data protection and archival storage to small and medium businesses (SMB), and to more complex small and medium enterprise environments with stringent performance and data availability requirements.  We provide a wide range of storage solutions that span capacities from 75 Terabytes to over 33 Petabytes (1,000 Terabytes = 1 Petabyte) which encompass over 125 tape drives and more than 11,700 slots for tape media.

●

The RLS-8350 and RLS-8500 Series Expandable Rack Mount Tape Libraries deliver both high density to maximize rack space utilization and easy customer expandability to keep pace with exploding archive storage and data protection requirements. RLS base models house 50, 60, 108 or 114 tape slots and up to five LTO format tape drives. Up to three customer installable expansion modules can be installed on every base unit using Qualstar’s unique FastPass™ elevator assembly to quickly and transparently move tapes between modules as needed. Each module adds 120 more tape storage slots and five additional tape drive slots.  RLS configurations can scale capacity to over 2.9 Petabytes in a single 19-inch rack.  Advanced features include library-enabled data encryption to protect the data on tapes in transit to remote locations, dual AC input power to allow operation to continue if one power source drops off line and Q-Link, our widely regarded remote library manager.

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

●

Qualstar announced the new Q24 Rack Mount Tape Library in April of 2014. This 2U high by 24-slot tape library enhances the breadth of Qualstar tape library portfolio by adding an entry-level offering to complete the family - extending from entry- to mid-range to enterprise-level tape libraries. The Q24 is one of the highest density 2U libraries on the market supporting up to 24 tape cartridge slots and one or two half-height LTO tape drives. Using LTO 6 tape technology, as an example, this new offering can provide up to 60 terabytes of uncompressed data in a single unit.

●	Qualstar’s premier entry into storage solutions, the MediaExeQ was announced in April of 2014. This integrated management and storage solution targeting the Media and Entertainment sector provides an easy-to-use, easy to install appliance that greatly simplifies video file management, collaboration, and file storage both to primary and archival storage systems. By partnering with key technology providers in the Media and Entertainment sector, Qualstar integrates complete hardware and software solutions, optimizing and testing the complete solutions to provide turnkey products to users.

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

●	Storage OEM channel. OEM customers incorporate our storage products with their application software and other components to deliver a focused solution. Our products may or may not carry our label.

●	N2Power OEM channel. We have supply agreements with our major power supply customers who incorporate our products into their server, telephony, network and industrial product offerings.

We divide our worldwide sales into three geographical regions:

●	North America, consisting of Mexico, United States and Canada;

●	EMEA, consisting of Europe, the Middle East and Africa; and

●	APAC, consisting of Asia Pacific countries.

We support our customers in the Americas primarily through a network of trained distribution partners and representatives located throughout the Americas. We support our EMEA, APAC and other foreign customers through our distributors located throughout the regions.

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

	2014	2013
Foreign revenue:
EMEA	$1,992	$3,195
APAC	2,641	2,936
Other foreign revenue	204	154
	$4,837	$6,285
Foreign revenue as a percentage of total net revenue	44.2%	49.7%

We provide a full range of marketing materials for branded products, including product specifications, sales literature and application notes. We also offer lead generation opportunities and market development funds to key channel partners. Our sales management and engineering personnel provide support to the channel partners and visit potential customer sites to demonstrate the technical advantages of our products. We maintain press relations in the United States and Europe, and we participate in trade shows worldwide.

CUSTOMER SERVICE AND SUPPORT

 Customer service and support are key elements of our storage strategy and critical components of our commitment to making enterprise-class support and services available to companies of all sizes. Our technical support staff is trained to assist our customers with deployment and compatibility for any combination of hardware platforms, operating systems and backup, data protection and storage management software. Our application engineers assist with complex customer issues. We maintain global toll-free service and support phone lines and we also provide self-service and support through our website and email.

Standard warranties include:

●	Three-year advance replacement limited warranty on our RLS and XLS tape library products;

●	Optional 24x7 or next business day onsite service on our RLS and XLS products in many countries throughout the world; and

●	Three-year return to factory warranty on our N2Power products.

ENGINEERING

We incurred engineering costs of $2.5 million in fiscal 2014, $3.3 million in fiscal 2013 and $2.7 million in 2012, representing 22.5%, 26.0% and 15.6% of net revenues, respectively. In fiscal 2014, we eliminated our storage development engineering team in Colorado and focused our efforts on a new storage product designed for the media market. We also introduced new product models in fiscal 2014, including the mediaExeQ™, a solution that simplifies file-based workflows using media centric storage and the Q24™, an entry level LTO storage product.

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

COMPETITION

The worldwide storage market is highly competitive. Competitors vary in size from small start-ups to large multi-national corporations which may have substantially greater financial, engineering and marketing resources than us. In the tape automation market, we believe our primary competitors are International Business Machines Corporation ("IBM"), Oracle/StorageTek, Dell Inc., Hewlett Packard, Overland Storage, BDT, Spectra Logic and Quantum Corporation. Key competitive factors include product features, reliability, durability, scalability and price. Barriers to entry in tape automation are relatively high.

Our primary power supply competitors are Artesyn, TDK Lambda, XP Power and Bel Fuse (Power One). Key competitive factors in these markets include price, performance, functionality, availability, interoperability, connectivity, time to market, enhancements and total value of ownership. Barriers to entry for power supply products are high.

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

EMPLOYEES

As of June 30, 2014, we had 43 employees, including 9 in operations and manufacturing, 10 in engineering, 2 in technical support, 11 in sales and marketing, and 11 in administration and finance. We also employ a small number of consultants and temporary employees as needed. We are not a party to any collective bargaining agreement or other similar agreement. We believe that we have a good relationship with our employees. During the year ended June 30, 2014, the Company reduced headcount by terminating 14 employees and approximately 17 consultants who were on the payroll during the year ended June 30, 2013, in furtherance of our efforts to align our operating expenses with our revenues.

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

The company has had a history of operating losses over the last 11 years, losing $40 million in that period. There is no assurance that management can reverse this trend and if profitability is not achieved, the Company may require additional financing.

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

 In the future, our competitors may leverage their greater resources to:

●	develop, manufacture and market products that are less expensive or technologically superior to ours;

●	reach a wider array of potential customers through a broader range of marketing and distribution channels;

●	respond more quickly to new or changing technologies, customer requirements and standards; or

●	reduce prices in order to preserve or gain market share.

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

Our quarterly revenues and operating results have fluctuated in the past, and are likely to vary in the future due to the various factors discussed above and others, including:

●	General economic conditions affecting spending and the rates of growth or decline in the markets we serve;

●	Variations in product order backlogs, and reductions in the size, delays in the timing, or cancellation of significant customer orders;

●	The timing of introductions and marketplace acceptance of new or enhanced products by us or our competitors;

●	Expansions or reductions in our relationships with distributors, VARs or OEM customers;

●	Unprofitable investments in engineering activities, or sales evaluation, testing, and acceptance processes;

●	Unforeseen warranty costs that exceed established reserves;

●	Timing and levels of our operating expenses; or

●	Emerging new technologies that change the nature of or need for our products.

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

The average trading volume in our stock has been historically low, with little or no trading at all on some days. This, as well as the factors listed below, has caused the price of our stock to be volatile. Consequently, it may be difficult to sell your shares of our stock at the price you paid for them or at a price equal to that quoted on the NASDAQ Stock Market. Factors that may cause our stock price to fluctuate in the future include:

●	Quarterly variations in operating results, especially if they differ from our previously announced forecasts or forecasts made by analysts;

●	Announcements by us of anticipated future revenues or operating results, or by others concerning us, our competitors, our customers, or our industry;

●	The introduction of new technology or products by us or our competitors;

●	Comments about us and the data storage market made by industry analysts or on Internet comment sites;

●	Changes in earnings estimates by analysts or changes in accounting policies; in product pricing policies by us or our competitors; or in general economic conditions.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters, located in Simi Valley, California, consists of a single building containing approximately 57,000 square feet housing our manufacturing, sales and marketing, finance and administration and all of our engineering staff. Our lease on this facility expires in December 2015. Rent on this facility is $44,000 per month with a step-up of 3% annually.

ITEM 3. LEGAL PROCEEDINGS

On June 28, 2012, Overland Storage, Inc. (“Overland”) filed a patent infringement lawsuit against Qualstar Corporation (and others) in the U.S. District Court in the Southern District of California, alleging that certain of our automated tape libraries infringe claims of U.S. Patent No. 6,328,766. The lawsuit is entitled: Overland Storage, Inc. (Plaintiff/Counterclaim Defendant) v. Qualstar Corporation (Defendant/ Counterclaim Plaintiff), and assigned Case No.: 12-cv-1605-JLS-BLM. Overland is seeking injunctive relief as well as the recovery of unspecified monetary damages. We do not believe we infringe the Overland patent and we have filed a counterclaim. The litigation is currently stayed pending Inter Partes Review (“IPR”) before the patent Trial and Appeals Board (“PTAB”) (Case IPR 2013-00357), with the lifting of the stay to occur shortly after the PTAB’s rendering of a decision on the IPR, in or after January 2015. Due to the inherent uncertainty of litigation, we cannot identify probable or estimable damages related to the lawsuit at this time.

On August 12, 2013, Qualstar filed a complaint against former Chief Executive Officer Lawrence D. Firestone and others for breach of fiduciary duty, breach of duty of loyalty, breach of duty of care and the commission of corporate waste that is currently pending in the Superior Court of the State of California, County of Los Angeles. The lawsuit is entitled: Qualstar Corporation v. Lawrence D. Firestone, Stanley Corker, Carl W. Gromada, Robert A. Meyer, Robert Rich, Daniel Molhoek, Allen Alley, Gerald Laber, Steven Wagner, and DOES 1 through 10, inclusive, and assigned Case No.: BC 514889. Qualstar is seeking to enjoin the payment of Defendant Firestone’s severance package and the recovery of monetary damages to be proven at trial. On April 17, 2014, Defendant Firestone filed a cross-complaint against Qualstar for wrongful termination of employment in breach of contract, employer’s breach of the implied covenant of good faith and fair dealing, breach of contract, and conversion. Due to the inherent uncertainty of litigation, we cannot identify probable or estimable damages related to the cross-complaint at this time. Also on April 17, 2014, Qualstar voluntarily withdrew its claims against Defendant Gerald Laber, without prejudice. On April 18, 2014, the Court denied motions filed by the remaining Defendants that had been seeking the dismissal of all causes of action against all Defendants.

Subsequent to the April 18, 2014 hearing, Qualstar moved to dismiss the cross-complaint filed by Defendant Firestone. Defendants Allen Alley and Daniel Molhoek have again moved to dismiss all causes of action against them in Qualstar’s complaint. The Court heard oral argument on both Qualstar’s and Mr. Alley’s and Mr.’s demurrers, and on September 22, 2014, the Court overruled Mr. Alley’s and Mr. Molhoek’s demurrer seeking the dismissal of the claims alleged against them in Qualstar’s complaint. The Court has not yet ruled on Qualstar’s demurrer to Mr. Firestone’s cross-complaint, and it is unknown at this time when the Court will rule on that motion. All parties have also agreed to hold a mediation session on October 9, 2014, in an attempt to resolve the claims set forth in both Qualstar’s Complaint and Defendant Lawrence D. Firestone’s Cross-Complaint. At this time, no evaluation can be made as to the likelihood of favorable or unfavorable outcome at mediation, or in the litigation generally. Furthermore, due to the uncertainty of litigation, we cannot identify probable or estimable damages related to the lawsuit at this time.

On March 11, 2014, Qualstar filed a complaint against Needham & Company, LLC (“Needham”) entitled: Qualstar Corporation v. Needham & Company, LLC, pending in the Supreme Court of the State of New York, New York County and assigned index number 650773/14. Qualstar asserted claims against Needham for breach of contract, breach of the covenant of good faith and fair dealing, unjust enrichment and negligence based on Needham’s provision of financial advisory services to Qualstar, between January 2013 and February 2013, in connection with the unsolicited partial tender offer for Qualstar submitted by BKF Capital Group, Inc. Needham has moved to dismiss the complaint and the court has not yet ruled on Needham’s motion to dismiss. At this time no evaluation can be made as to the likelihood of a favorable or unfavorable outcome in this action.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Qualstar’s common stock is traded on The NASDAQ Stock Market (NASDAQ Symbol — QBAK). The following table sets forth the high and low closing sale prices of our common stock as reported by NASDAQ, during the periods indicated:

Period	Date Range			High	Low

Fiscal 2014:
First Quarter	July 1	—	September 30, 2013	$1.51	$1.30
Second Quarter	October 1	—	December 31, 2013	$1.41	$0.91
Third Quarter	January 1	—	March 31, 2014	$2.05	$1.14
Fourth Quarter	April 1	—	June 30, 2014	$1.63	$1.15

Fiscal 2013:
First Quarter	July 1	—	September 30, 2012	$1.94	$1.35
Second Quarter	October 1	—	December 31, 2012	$1.54	$1.34
Third Quarter	January 1	—	March 31, 2013	$1.70	$1.40
Fourth Quarter	April 1	—	June 30, 2013	$2.03	$1.36

Holders

There were approximately 30 owners of record of Qualstar’s common stock as of September 23, 2014, not including beneficial owners who own their stock in street name through Cede & Co. and others.

Dividend Policy

No dividends were declared in fiscal years 2014 and 2013. Any future determination to pay dividends will be at the discretion of the Company’s Board of Directors and will depend upon, among many other factors, the Company’s results of operations, financial condition, capital requirements and any contractual restrictions.

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

ADDITIONAL EQUITY COMPENSATION PLAN INFORMATION

The following table provides additional information regarding Qualstar’s equity compensation plans as of June 30, 2014:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted- average exercise price of outstanding options, warrants and rights (1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (2)

Equity compensation plans approved by security holders	74,000	$2.89	480,000
Equity compensation plans not approved by security holders	—	—	—
Totals	74,000	$2.89	480,000

(1)

Includes shares subject to stock options granted under the 1998 Stock Incentive Plan and the 2008 Stock Incentive Plan as of June 30, 2014. The 1998 Stock Incentive Plan expired in 2008 and no further options may be granted under that plan.

(2)	Includes shares available for additional option grants under the 2008 Stock Incentive Plan as of June 30, 2014.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data is qualified in its entirety by and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this 10-K. Our historical financial results are not necessarily indicative of results to be expected for any future period.

	Years Ended June 30,
	2014	2013	2012	2011	2010
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net revenues	$10,941	$12,642	$17,081	$18,302	$15,270
Cost of goods sold	8,350	9,187	13,390	11,573	10,626
Gross profit	2,591	3,455	3,691	6,729	4,644
Operating expenses:
Engineering	2,461	3,290	2,657	2,744	3,150
Sales and marketing	2,200	3,035	1,908	2,327	2,294
General and administrative	3,780	4,875	3,241	2,534	2,632
Restructuring expense	(202)	2,666	-	-	-
Total operating expenses	8,239	13,866	7,806	7,605	8,076
Loss from operations	(5,648)	(10,411)	(4,115)	(876)	(3,432)
Other income	24	48	24	191	311
Loss before income taxes	(5,624)	(10,363)	(4,091)	(685)	(3,121)
Provision (benefit) for income taxes	-	-	16	(5)	-
Net loss	$(5,624)	$(10,363)	$(4,107)	$(680)	$(3,121)

Loss per share:
Basic and Diluted	$(0.46)	$(0.85)	$(0.34)	$(0.06)	$(0.25)
Shares used to compute loss per share:
Basic and Diluted	12,253	12,253	12,253	12,253	12,253

	Years Ended June 30,
	2014	2013	2012	2011	2010
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$5,462	$1,966	$7,381	$4,970	$2,234
Marketable securities	1,763	11,851	13,504	17,694	22,030
Working capital	8,410	8,601	18,392	21,940	19,569
Total assets	12,785	20,207	28,824	31,935	32,521
Shareholders’ equity	9,123	14,745	25,053	29,180	29,847

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto.

OVERVIEW

Qualstar Corporation was incorporated in California in 1984. Qualstar focuses its efforts on designing, developing, manufacturing and selling high efficiency AC-DC and DC-DC power supplies under its N2Power brand, and automated magnetic tape libraries used to store, retrieve and manage electronic data primarily in the network computing environment under its Qualstar brand. Tape libraries consist of cartridge tape drives, tape cartridges and robotics to move the tape cartridges from their storage locations to the tape drives under software control. Qualstar’s tape libraries provide storage solutions for organizations requiring backup, recovery and archival storage of critical electronic information.

On June 30, 2014, Qualstar formed Qualstar Corporation Singapore Private Limited, a Singapore corporation. This entity will enable us to hire and expand our engineering and product development staff in Singapore to support Qualstar’s overall product expansion. We also plan to use this entity to seek out and secure potentially strategic relationships with Singapore based companies, technology institutes and colleges on joint development product initiatives.

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

Net revenues include revenues from the sale of tape libraries, tape drives, tape cartridges, ancillary products, and power supplies. Ancillary revenues include spare parts, service, repair, and on-site service agreements. Revenues from our tape library segment represented approximately 46.3% of revenues in fiscal 2014, 48.7% of revenues in fiscal 2013, and 44.8% of revenues in fiscal 2012. Revenues from our power supply segment represented approximately 53.7% of revenues in fiscal 2014, 51.3% of revenues in fiscal 2013, and 55.2% of revenues in fiscal 2012.

Our international sales efforts are currently directed from our corporate offices in Simi Valley, California.  All of our international sales are denominated in U.S. dollars. Net revenues from customers outside North America were approximately $4.8 million, or 44.2% in fiscal 2014 and $6.3 million, or 49.7% of revenues for fiscal 2013, and $8.0 million, or 47.0% of revenues for fiscal 2012.

Gross margins depend on several factors, including the cost of manufacturing, product mix and the level of competition. Larger tape libraries generally provide higher gross margins than do smaller tape libraries. In fiscal year 2014, the company had to take large inventory reserves due to the excess inventory we were contractually obligated to buy back from our former contract manufacturer, as a result of the termination of our agreement with the contract manufacturer.

Engineering activities include the design and development of new products, as well as enhancements to existing products.

In 2014, the Company reduced operating expenses by, among other things, reducing headcount through the termination of 14 employees and approximately 10 consultants.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our consolidated financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer promotional offers, sales returns, bad debts, inventories, warranty costs, investments, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

At June 30, 2014 we had deferred revenue of approximately $1,197,000 and deferred profit of approximately $8,000. At June 30, 2013 we had deferred revenue of approximately $953,000 and deferred profit of approximately $209,000.

Marketable Securities

Marketable securities consist primarily of high-quality U.S. corporate securities and U.S. federal government debt securities. Our marketable securities portfolio consists of short-term securities with original maturities of greater than three months from the date of purchase and remaining maturities of less than one year. Marketable securities are classified as available for sale and are recorded at fair value using the specific identification method; unrealized gains and losses are reflected in other comprehensive income until realized; realized gains and losses are included in earnings when the underlying securities are sold and are derived using the specific identification method for determining the cost of securities sold. If the credit ratings of the security issuers deteriorate or if market conditions deteriorate, we may be required to reduce the value of our investments through an impairment charge.

Fair Value of Financial Instruments

We measure fair value on all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least quarterly). See “Note 1 – Accounting Policies” in the accompanying notes to the consolidated financial statements.

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

Accounting for Income Taxes

We estimate our tax liability based on current tax laws in the statutory jurisdictions in which we operate in accordance with ASC 740, “Income Taxes.” These estimates include judgments about deferred tax assets and liabilities resulting from temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, as well as about the realization of deferred tax assets.  We may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

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

The Company has net operating loss carry-forwards for federal income tax purposes of approximately $27.5 million and net operating loss carry-forwards for state income tax purposes of approximately $20.9 million. The Company had engineering and other credits for tax purposes of $1.9 million. If not utilized, the federal net operating loss and other tax credit carry-forwards will expire beginning in 2025. If not utilized, the state net operating loss carry-forward will expire beginning in 2014. The state engineering credit has no limit on the carry-forward period.

Recent Accounting Pronouncements

See Recent Accounting Guidance in “Note 1 Summary of Significant Accounting Policies" in the accompanying notes to the consolidated financial statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on our results of operations and financial condition.

RESULTS OF OPERATIONS

The following table reflects, as a percentage of net revenues, consolidated statements of operations data for the periods indicated:

	Years Ended June 30,
	2014	2013	2012
Net revenues	100%	100.0%	100.0%
Cost of goods sold	76.3	72.7	78.4
Gross margin	23.7	27.3	21.6
Operating expenses:
Engineering	22.5	26.0	15.6
Sales and marketing	20.1	24.0	11.2
General and administrative	34.5	38.6	19.0
Restructuring expense	(1.8)	21.1	-
Loss from operations	(51.6)	(82.4)	(24.2)
Other income	0.2	0.4	0.1
Loss before provision for income taxes	(51.4)	(82.0)	(24.1)
Provision for income taxes	0.0	0.0	0.1
	(51.4)%	(82.0)%	(24.2)%

We have two operating segments for financial disclosure purposes, tape libraries and power supplies, as discussed in Note 11 to our consolidated financial statements. The following table summarizes our revenue by operating segment:

	Years Ended June 30,
	2014	2013	2012
Power Supply revenues	53.7%	51.3%	55.2%
Tape Library revenues:
Product	26.7%	34.3%	31.2%
Service	19.6%	14.4%	13.6%
Total Library revenues	46.3%	48.7%	44.8%
	100%	100.0%	100.0%

Fiscal 2014 Compared to Fiscal 2013

Net Revenues.  Net revenues were $10.9 million in fiscal 2014 as compared to $12.6 million in fiscal 2013. The decrease of approximately $1.7 million, or 13.5%, primarily due to a decrease of $1.5 million in sales of TLS, XLS tape libraries and miscellaneous media sales, and a $.6 million decrease in sales of power supplies, partially offset by an increase of $0.1 million in sales of our RLS tape libraries and $.3 million increase in service.

Power Supply Segment

Revenues attributed to our power supply segment were $5.9 million, or 53.7% of revenues, in fiscal 2014 as compared to $6.5 million, or 51.3% of revenues, in fiscal 2013. The decrease of $.6 million, or 9.5%, was due to decreased sales to original equipment manufacturers and distributors.

Tape Library Segment

Revenues attributed to our tape library segment were $5.1 million or 46.3% of revenues in fiscal 2014, as compared to $6.2 million or 48.7% of revenues in fiscal 2013. The decrease of $1.1 million or 17.6% in tape library revenues was due to decreased sales of our tape library products in the TLS and XLS product lines and miscellaneous revenues offset by increased revenues from our RLS product line and service.

Gross Profit.  Gross profit was $2.6 million in fiscal 2014 as compared to $3.5 million in fiscal 2013. The decrease of approximately $0.9 million, or 25.0%, is primarily attributed to inventory reserve of $2.2 million of which the majority was based on the buyback of excess and obsolete inventory from our contract manufacturer.

Engineering.  Engineering expenses were $2.5 million in fiscal 2014 as compared to $3.3 million in fiscal 2013. The decrease of approximately $0.8 million, or 25.2%, is primarily attributed to a decrease in compensation expenses related to reduction in headcount and consultant fees.

Sales and Marketing.  Sales and marketing expenses were $2.2 million in fiscal 2014, as compared to $3.0 million in fiscal 2013. The decrease of approximately $.8 million, or 27.5%, is attributed to decreased compensation and commission expenses related to headcount reductions and decreased advertising and promotion expenses.

General and Administrative.  General and administrative expenses were $3.8 million in fiscal 2014 as compared to $4.9 million in fiscal 2013. The decrease of approximately $1.1 million, or 22.4%, is primarily attributed to a decrease in legal expenses incurred in opposition to an unsolicited partial tender offer and the proxy contest and Annual Shareholder meeting, and decreased investor relation expenses, and decreased compensation in executive salaries and consultant fees.

Restructuring Expense. Restructuring income of $.2 million in fiscal 2014 compared to an expense of $2.7 million in fiscal 2013, is primarily attributed to a $.2 million adjustment to the lease abandonment cost relating to the remaining contractual lease payments from April 2014 through December 2015 as we increased the use of the Simi Valley building by returning manufacturing. Offsetting the income was a restructuring charge of $26,000, as we vacated the facility in Boulder, Colorado.  In fiscal year 2013, the restructuring charge was primarily for the lease abandonment and severance as all manufacturing went to an outside contract manufacturer.

Other Income and Expenses.  Other income and expense in fiscal 2014 was $24,000, comprised of $22,000 investment income and $2,000 of other income. Other income and expense in fiscal 2013 was $48,000, comprised of $105,000 investment income, offset by $57,000 in litigation fees.

Provision for Income Taxes.   We had no provision for income taxes for fiscal 2014 and 2013.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $6.3 million in fiscal 2014, $6.5 million in fiscal 2013 and $1.5 in fiscal 2012. Cash used in operating activities in fiscal 2014 relates primarily to our net loss for the year and the increase in inventory bought from our contract manufacturer, offset by the reduction in our accounts receivables. Cash used in operating activities in fiscal 2013 relates primarily to our net loss for the year and an increase in accounts receivable, partially offset by a decrease in inventories and an increase in other accrued liabilities. Cash used in operating activities in fiscal 2012 relates primarily to our net loss for the year, an increase in inventories and a decrease in accrued payroll and related liabilities, partially offset by inventory reserves and an increase in accounts payable and other accrued liabilities.

Cash provided by investing activities was $9.8 million in fiscal 2014, $1.1 million in fiscal 2013 and $4.0 million in fiscal 2012. Cash provided by investing activities in all three fiscal years relates primarily to proceeds from the sale of marketable securities, partially offset by purchases of marketable securities and equipment.

Cash was not used in financing activities in fiscal years 2014, 2013 and 2012.

As of June 30, 2014, we had $5.5 million in cash and cash equivalents and $1.8 million in marketable securities. We believe that our existing cash and cash equivalents and funds available from the sale of our marketable securities will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. We may utilize cash to invest in businesses, products or technologies that we believe are strategic. We periodically evaluate other companies and technologies for possible investment by us. In addition, we have made and may in the future make investments in companies with whom we have identified potential synergies. However, we have no present commitments or agreements with respect to any material acquisition of other businesses or technologies.

SUMMARY OF CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following is a summary of our future payments due under contractual obligations as of June 30, 2014:

Year Ended June 30,	Operating Leases (in thousands)
2015	$540
2016	273
$813

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Qualstar Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of Qualstar Corporation and Subsidiary (collectively, the “Company”) as of June 30, 2014, and 2013, and the related consolidated statements of comprehensive loss, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Qualstar Corporation and Subsidiary as of June 30, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ SingerLewak LLP

Los Angeles, California

September 29, 2014

QUALSTAR CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$5,462	$1,966
Marketable securities, short-term	1,763	6,305
Accounts receivable, net of allowance for doubtful accounts of $92 at June 30, 2014 and $68 at June 30, 2013	1,412	3,140
Receivable from CTS for manufacturing inventories, net of allowance for returns of $0 at June 30, 2014 and $203 at June 30, 2013	—	644
Inventories, net	3,177	1,628
Prepaid expenses and other current assets	241	363
Total current assets	12,055	14,046
Property and equipment, net	663	545
Marketable securities, long-term	-	5,546
Other assets	67	70
Total assets	$12,785	$20,207
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$952	$2,089
Accrued payroll and related liabilities	322	424
Deferred service revenue	1,197	953
Other accrued liabilities	1,174	1,979
Total current liabilities	3,645	5,445

Other long-term liabilities	17	17

Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized, 12,253 shares issued and outstanding as of June 30, 2014 and June 30, 2013	18,943	18,938
Accumulated other comprehensive income	1	4
Accumulated deficit	(9,821)	(4,197)
Total shareholders’ equity	9,123	14,745
Total liabilities and shareholders’ equity	$12,785	$20,207

See accompanying notes

QUALSTAR CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Year Ended June 30,
	2014	2013	2012
Net revenues	$10,941	$12,642	$17,081
Cost of goods sold	8,350	9,187	13,390
Gross profit	2,591	3,455	3,691
Operating expenses:
Engineering	2,461	3,290	2,657
Sales and marketing	2,200	3,035	1,908
General and administrative	3,780	4,875	3,241
Restructuring expense	(202)	2,666	-
Total operating expenses	8,239	13,866	7,806
Loss from operations	(5,648)	(10,411)	(4,115)
Other income	24	48	24
Loss before income taxes	(5,624)	(10,363)	(4,091)
Provision (benefit) for income taxes	-	-	16
Net loss	$(5,624)	$(10,363)	$(4,107)
Change in unrealized losses on investments	(3)	(5)	(29)
Comprehensive loss	$(5,627)	$(10,368)	$(4,136)
Loss per share:
Basic and Diluted	$(0.46)	$(0.85)	$(0.34)
Shares used to compute loss per share:
Basic and Diluted	12,253	12,253	12,253
Cash dividends declared per common share	$0.00	$0.00	$0.00

See accompanying notes

QUALSTAR CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Accumulated Other Comprehensive Income	Retained Earnings (Accumulated
	Shares	Amount	(Loss)	Deficit)	Total
Balances at June 30, 2012	12,253	$18,878	$9	$6,166	$25,053
Share-based compensation	—	60	—	—	60
Comprehensive loss:
Net loss	—	—	—	(10,363)	(10,363)
Change in unrealized loss on investments	—	—	(5)	—	(5)
Comprehensive loss					(10,368)
Balances at June 30, 2013	12,253	$18,938	$4	$(4,197)	$14,745
Share-based compensation	—	5	—	—	5
Comprehensive loss:
Net loss	—	—	—	(5,624)	(5,624)
Change in unrealized loss on investments	—	—	(3)	—	(3)
Comprehensive loss					(5,627)
Balances at June 30, 2014	12,253	18,943	1	(9,821)	9,123

See accompanying notes

QUALSTAR CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended June 30,
	2014	2013	2012
OPERATING ACTIVITIES:
Net loss	$(5,624)	$(10,363)	$(4,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	183	176	100
Loss of disposal of assets	(5)	—	—
Provision for bad debts and returns, net	24	31	35
Provision for inventory reserve	2,203	640	1,448
Share-based compensation	5	60	9
(Gain)/Loss on sale of securities	(2)	54	74
Changes in operating assets and liabilities:
Accounts receivable	2,347	(820)	(25)
Inventories	(3,752)	2,207	(250)
Prepaid expenses and other assets	125	(170)	164
Accounts payable	(1,137)	50	746
Accrued payroll and related liabilities	(102)	92	(163)
Deferred service revenue	244	—	—
Other accrued liabilities	(804)	1,558	429
Net cash used in operating activities	(6,295)	(6,485)	(1,540)
INVESTING ACTIVITIES:
Purchases of equipment	(299)	(453)	(136)
Purchases of marketable securities	-	(9,488)	(13,810)
Proceeds from the sale of marketable securities	10,090	11,011	17,897
Net cash provided by investing activities	9,791	1,070	3,951
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	3,496	(5,415)	2,411
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,966	7,381	4,970
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,462	$1,966	$7,381

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$2	$9	$9

See accompanying notes

QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Accounting Policies

Business

Qualstar Corporation and Subsidiary (collectively, “Qualstar”, the “Company”, “we”, “us” or “our”), was incorporated in California in 1984 to develop and manufacture tape drives for the personal computer and workstation marketplaces. Commencing in 1995, Qualstar focused its efforts on designing, developing, manufacturing and selling automated magnetic tape libraries used to store, retrieve and manage electronic data primarily in the network computing environment. Tape libraries consist of cartridge tape drives, tape cartridges and robotics to move the tape cartridges from their storage locations to the tape drives under software control. Qualstar’s libraries provide storage solutions for organizations requiring backup, recovery, and archival storage of critical electronic information. Qualstar’s tape libraries are compatible with commonly used operating systems, including UNIX, Windows and Linux and a wide range of storage management software. Qualstar currently offers tape libraries utilizing the LTO tape drive technology.

The consolidated financial statements include our accounts and the accounts of our wholly-owned subisidiary in Singapore. All significant intercompany accounts and transactions have been eliminated in consolidation.

In July 2002, Qualstar purchased the assets of N2Power, Incorporated, a supplier of ultra-small high efficiency open frame switching power supplies. Power supplies are sold with the N2Power brand name as well as under a private label brand name to original equipment manufacturers.

On June 30, 2014, Qualstar formed a Singapore corporation as part of its plan to hire and expand our engineering and product development staff in Singapore to support Qualstar’s overall product expansion.

 Accounting Principles

The consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America.

Estimates and Assumptions

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include estimates of loss contingencies, product life cycles and inventory obsolescence, bad debts, sales returns, share-based compensation forfeiture rates, the potential outcome of future tax consequences of events that have been recognized in our consolidated financial statements or tax returns, and determining when investment impairments are other-than-temporary. Actual results and outcomes may differ from management’s estimates and assumptions.

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

At June 30, 2014, we had deferred revenue of approximately $1,197,000 and deferred profit of approximately $8,000. At June 30, 2013 we had deferred revenue of approximately $953,000 and deferred profit of approximately $209,000.

Cash and Cash Equivalents

Qualstar classifies as cash equivalents only cash and those investments that are highly-liquid, interest-earning investments with maturities of three months or less from the date of purchase. $100,000 is restricted for use as collateral.

Marketable Securities

Marketable securities consist primarily of high-quality U.S. corporate securities and U.S. federal government debt securities. Our marketable securities portfolio consists of short-term securities with original maturities of greater than three months from the date of purchase and remaining maturities of less than one year and longer term securities with original maturities of greater than one year and less than five years. Marketable securities are classified as available for sale and are recorded at fair value using the specific identification method; unrealized gains and losses are reflected in other comprehensive income until realized; realized gains and losses are included in earnings when the underlying securities are sold and are derived using the specific identification method for determining the cost of securities sold. A $2,000 gain, $54,000 loss and $74,000 loss from the sale of marketable securities were recorded in fiscal years 2014, 2013 and 2012, respectively. All of Qualstar’s marketable securities were classified as available-for-sale at June 30, 2014, 2013 and 2012.

The Company reviews its marketable securities for any potential investment impairments in accordance with ASC 320, “Investments – Debt and Equity Securities,” in order to determine if an impairment exists and if so, the classification of the impairment as “temporary” or “other-than-temporary.”  A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of shareholders’ equity.  An other-than-temporary impairment charge is recorded as a realized loss in the Consolidated Statement of Comprehensive Loss and reduces net income (loss) for the applicable accounting period.  The differentiating factors between temporary and other-than-temporary impairment are primarily the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

The Company does not believe any unrealized losses represent an other-than-temporary impairment based on our evaluation of available evidence as of June 30, 2014.  We believe that our existing cash and short-term investments, will be sufficient to fund our working capital requirements, capital expenditures and other obligations for the foreseeable future and will not affect our ability to execute our current business plans.  If the credit ratings of the security issuers deteriorate or if normal market conditions do not return in the near future, we may be required to reduce the value of our investments through an impairment charge and reflect them as long-term investments.

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

Our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Sales outside North America represented approximately 44.2% of net revenues in fiscal 2014, 49.7% of net revenues in fiscal 2013, and 47.0% of net revenues in fiscal 2012.

Revenues from Qualstar’s largest customer totaled approximately 10.6% of revenues for the year ended June 30, 2014. Revenues from Qualstar’s largest customer totaled approximately 9.8% of revenues for the year ended June 30, 2013, and revenues from Qualstar’s largest customer totaled approximately 11.5% respectively of revenues for the year ended June 30, 2012. At June 30, 2014, the largest customer’s accounts receivable balance, net of specific allowances, totaled approximately 13.2% of net accounts receivable. At June 30, 2013, the largest customer’s accounts receivable balance, net of specific allowances, totaled approximately 8.9% of net accounts receivable. At June 30, 2012, the largest customer’s accounts receivable balance, net of specific allowances, totaled approximately 14.6% respectively of net accounts receivable.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. Activity in the allowance for doubtful accounts was as follows (in thousands):

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (1)	Balance at End of Period
Year Ended June 30, 2014	$68	$49	$—	$(25)	$92
Year Ended June 30, 2013	$38	$31	$—	$(1)	$68
Year Ended June 30, 2012	$180	$35	$—	$(177)	$38

__________________________

(1)	Uncollectible accounts written off, net of recoveries.

In fiscal year 2013, under our manufacturing contract with CTS, we sold our component and raw material inventory for our storage products to CTS. The receivable for the purchases of this inventory is accounted for as a separate line item on the balance sheet because the amount is not a customer receivable. Also, because the CTS contract provides for return for credit of “excess and obsolete inventory” (defined as inventory which has not been consumed in more than 12 months), we have estimated an allowance for the value of that inventory, based on current customer sales estimates.

In fiscal year 2014, we terminated the contract with CTS and no balance was owed at June 30, 2014. The gross amount due from CTS at June 30, 2013 was $847,000, offset by an allowance for returns of excess and obsolete material of $203,000.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is computed using the straight-line method. Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the term of the lease. Estimated useful lives are as follows:

Machinery and equipment (in years)	5	-	7
Furniture and fixtures (in years)	5	-	7
Computer equipment (in years)	3	-	5
Construction in process		N/A

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

Shipping and Handling Costs

Qualstar records all customer charges for outbound shipping and handling to freight revenue. All inbound and outbound shipping and fulfillment costs are classified as costs of goods sold.

Warranty Obligations

We provide a three year replacement warranty on all XLS and RLS models that includes replacement of components, or if necessary, complete libraries. XLS libraries sold in North America also include one year of onsite service. Customers may purchase extended replacement service coverage and on-site service if they are located in the United States, Canada and most countries within Europe. All customers may purchase extended replacement service coverage after the three year warranty has ended.

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

Activity in the liability for product warranty (included in other accrued liabilities) for the periods presented is as follows (in thousands):

	June 30,
	2014	2013
Beginning balance	$190	$205
Cost of warranty claims	(45)	(77)
Accruals for product warranties	14	62
Ending balance	$159	$190

Engineering

All engineering costs are charged to expense as incurred. These costs consist primarily of engineering salaries, benefits, outside consultant fees, purchased parts and supplies directly involved in the design and development of new products, and facilities and other internal costs.

Advertising

Advertising and promotion expenses include costs associated with direct and indirect marketing, trade shows and public relations. Qualstar expenses all costs of advertising and promotion as incurred. Advertising and promotion expenses for the years ended June 30, 2014, 2013 and 2012 were approximately $232,000, $575,000, and $229,000, respectively.

Fair Value of Financial Instruments

We adopted ASC 820, “Fair Value Measurements and Disclosures” on July 1, 2008 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

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

In general, and where applicable, we use quoted prices in active markets for identical assets to determine fair value. This pricing methodology applies to our Level 1 investments such as U.S. treasuries and agency securities and exchange-traded mutual funds. If quoted prices in active markets for identical assets are not available to determine fair value, then we use quoted prices for similar assets or inputs other than the quoted prices that are observable either directly or indirectly. These investments are included in Level 2 and consist primarily of corporate bonds, mortgage-backed securities, and certain agency securities.  While we own certain mortgage-backed fixed income securities as of June 30, 2014, our portfolio does not contain direct exposure to subprime mortgages or structured vehicles that derive their value from subprime collateral.  Our mortgage-backed securities are collateralized by prime residential mortgages and carry a 100% principal and interest guarantee, primarily from Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. Our asset-backed securities are senior tranches in regard to priority of principal repayment and are collateralized by predominantly prime-rated receivables on consumer credit card, automobile loan and utility rate reduction securities.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at June 30, 2014 and 2013 (in thousands):

	June 30, 2014

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term Marketable Securities		Long-term Marketable Securities
Level 1:
Cash	617	-	-	617	617
Money Market Funds	4,845	-	-	4,845	4,845
Subtotal	$5,462	$-	$-	$5,462	$5,462	$		$-
Level 2:
U.S. Agency Securities	332	-	-	332	-		332	-
Corporate securities	1,354	1	-	1,355	-		1,355	-
Municipal securities	76	-	-	76	-		76	-
Subtotal	$1,762	$1	$-	$1,763	-		$1,763	$-
Total	$7,224	$1	$-	$7,225	$5,462		$1,763	$-

	June 30, 2013

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term Marketable Securities	Long-term Marketable Securities
Level 1:
Cash	1,257	-	-	1,257	1,257
Money Market Funds	709	-	-	709	709
U.S. Treasury Securities	503	-	-	503	-	503	-
Subtotal	$2,469	$-	$-	$2,469	$1,966	$503	$-
Level 2:
U.S. Agency Securities	544	-	(1)	543	-	-	543
Corporate securities	4,915	1	(11)	4,905	-	2,745	2,160
Municipal securities	5,728	15	-	5,743	-	2,900	2,843
Asset backed securities	127	-	-	127	-	127	-
Mortgage backed securities	30	-	-	30	-	30	-
Subtotal	$11,344	$16	$(12)	$11,348	-	$5,802	$5,546
Total	$13,813	$16	$(12)	$13,817	$1,966	$6,305	$5,546

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, short-term marketable securities, accounts receivable and accounts payable approximate their fair values due to the short term nature of these financial instruments.

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

The following table sets forth the calculation for basic and diluted loss per share for the periods indicated:

	Year Ended June 30,
	2014	2013	2012
	(In thousands)
Loss:
Net loss	$(5,624)	$(10,363)	$(4,107)
Shares:
Weighted average shares for basic and diluted loss per share	12,253	12,253	12,253
Loss per share	(0.46)	(0.85)	(0.34)

Shares issuable under stock options of 74,000, 628,000 and 529,000 for the years ended June 30, 2014, 2013 and 2012, respectively, have been excluded from the computation of diluted loss per share as the effect would be antidilutive.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Guidance

Recently adopted accounting guidance

In February 2013, the FASB issued ASU 2013-02 guidance on disclosure requirements for items reclassified out of accumulated other comprehensive income. This new guidance requires entities to present (either on the face of the income statement or in the notes) the effects on the line items of the income statements for amounts reclassified out of accumulated other comprehensive income. Adoption of this guidance did not materially impact our consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, which provides guidance on testing indefinite-lived intangible assets for impairment. The new guidance provides an entity with the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test, simplifying the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. Examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses, and distribution rights. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not’ that the asset is impaired. Adoption of this guidance did not materially impact our consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, enhancing disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. Adoption of this guidance did not materially impact our consolidated financial statements.

Recent accounting guidance not yet adopted

In June 2014, the FASB issued ASU 2014-12 to resolve the diverse accounting treatment of share-based payment awards that require specific performance target to be achieved in order for employees to become eligible to vest in the awards. The new guidance will be effective for us beginning July 1, 2015, and is not expected to impact our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that will remove inconsistencies and weaknesses in revenue requirements, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, provide more useful information to users of financial statements through improved disclosure requirements, and simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. The new guidance will be effective for us beginning July 1, 2015, and is not expected to impact our consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05, which applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. The new guidance will be effective for us beginning July 1, 2015, and is not expected to impact our consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, which provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new guidance will be effective for us beginning July 1, 2015, and is not expected to impact our consolidated financial statements.

Note 2 – Marketable Securities

The following table summarizes marketable securities by security type at June 30, 2014, and June 30, 2013, respectively (in thousands):

June 30, 2014	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Agency securities	$332	$—	$—	$332
Municipal securities	76	—	—	76
Corporate securities	1,354	1	—	1,355
Total	$1,762	$1	$—	$1,763

June 30, 2013	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Treasury and U.S. Agency securities	$1,047	$—	$(1)	$1,046
Mortgage backed securities	30	—	—	30
Municipal securities	5,728	15	—	5,743
Asset backed securities	127	—	—	127
Corporate securities	4,915	1	(11)	4,905
Total	$11,847	$16	$(12)	$11,851

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2013. There were no securities in a loss position at June 30, 2014.

	Less Than 12 Months		12 Months or Greater		Total

June 30, 2013	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
U.S. Agency securities	$—	$—	$543	$(1)	$543	$(1)
Corporate securities	2,745	(3)	2,160	(8)	4,905	(11)
Total	$2,745	$(3)	$2,703	$(9)	$5,448	$(12)

The following tables summarize the contractual maturities of the Company’s fixed maturity securities and GSE collateralized mortgage obligations based on cash flows (in thousands):

	June 30,
	2014	2013
Less than 90 days	$—	$—
Less than one year	1,763	6,305
Due in one to five years	—	5,546
	$1,763	$11,851

Note 3 – Inventories

Inventories consist of the following:

	June 30,
	2014	2013
	(In thousands)
Raw materials	$3,116	$1,458
Finished goods	3,347	1,253
Subtotal	6,463	2,711
Less: Inventory reserve	(3,286)	(1,083)
	$3,177	$1,628

Note 4 – Property and Equipment

The components of property and equipment are as follows:

	June 30,
	2014	2013
	(In thousands)
Leasehold improvements	$596	$590
Furniture and fixtures	628	969
Machinery and equipment	1,365	1,724
Assets in progress	116	—
	2,705	3,283
Less accumulated depreciation and amortization	(2,042)	(2,738)
	$663	$545

Depreciation expense for the years ended June 30, 2014, 2013, and 2012, was $183,000, $176,000 and $100,000, respectively.

Note 5 – Accrued Payroll and Related Liabilities

The components of accrued payroll and related liabilities are as follows:

	June 30,
	2014	2013
	(In thousands)
Accrued salaries and payroll taxes	$95	$90
Accrued vacation	116	185
Accrued other	111	149
	$322	$424

Note 6 – Other Accrued Liabilities

The components of other liabilities are as follows:

	June 30,
	2014	2013
	(In thousands)
Accrued audit	$87	$99
Accrued service contracts	—	66
Accrued contingent legal fees	251	83
Accrued step rent	84	121
Accrued warranty	159	190
Lease abandonment	445	1,040
Other accrued liabilities	148	380
	$1,174	$1,979

Note 7 – Income Taxes

The provision for (benefit from) income taxes is comprised of the following:

	Year Ended June 30,
	2014	2013	2012
	(In thousands)
Current:
Federal	$—	$—	$—
State	—	—	16
	$—	$—	$16
Deferred:
Federal	—	—	—
State	—	—	—
	—	—	—
	$—	$—	$16

The following is a reconciliation of the statutory federal income tax rate to Qualstar’s effective income tax rate:

	Year Ended June 30,
	2014	2013	2012
Statutory federal income tax benefit	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal income tax benefit	(28.8)	(3.7)	(3.6)
Engineering credits	(1.5)	(1.1)	(1.8)
Valuation allowance	65.2	39.2	39.3
Other	(0.9)	(0.4)	0.5
	0.0%	0.0%	0.4%

The tax effect of temporary differences resulted in deferred income tax assets (liabilities) as follows:

	June 30,
	2014	2013	2012
	(In thousands)
Deferred tax assets:
Net operating loss carry forwards	$10,502	$8,888	$5,059
Capital loss and other credit carry forwards	151	57	178
Engineering credit carry forwards	1,611	1,412	1,244
Allowance for bad debts and returns	40	105	19
Inventory reserves	1,280	408	650
Capitalized inventory costs	7	—	17
Marketable securities	—	—	—
Other accruals	513	849	500
Total gross deferred tax assets	14,104	11,719	7,667
Less valuation allowance on deferred tax assets	(14,090)	(11,717)	(7,654)
Net deferred tax assets	14	2	13
Deferred tax liabilities:
Marketable securities	(1)	(1)	(3)
Depreciation and other	(13)	(1)	(10)
Total deferred tax liabilities	(14)	(2)	(13)
Net deferred taxes	$—	$—	$—

The Company records a valuation allowance against its net deferred income tax assets in accordance with ASC 740 “Income Taxes” when in management’s judgment, it is more likely than not that the deferred income tax assets will not be realized in the foreseeable future. For the fiscal years ended June 30, 2014, 2013, and 2012, the Company placed a valuation allowance on net deferred tax assets. The Company has net operating loss carry-forwards for federal income tax purposes of approximately $27.5 million as of June 30, 2014, $23.6 million as of June 30, 2013 and $13.2 million as of June 30, 2012.  The Company has net operating loss carry-forwards for state income tax purposes of approximately $20.9 million as of June 30, 2014, $16.3 million as of June 30, 2013 and $10.2 million as of June 30, 2012. The Company had engineering and other credits for tax purposes of $1.9 million as of June 30, 2014, $2.0 million as of June 30, 2013 and $1.8 million at June 30, 2012. If not utilized, the federal net operating loss and other tax credit carry-forwards will expire beginning in 2025. If not utilized, the state net operating loss carry-forward will expire beginning in 2014.  The state engineering credit has no limit on the carry-forward period.

In accordance with ASC 740, the Company recognized an increase of approximately $27,000 in liability for uncertain tax positions that were accounted for as a reduction to the July 1, 2013 balance of retained earnings. The following table summarizes the activity related to the Company’s uncertain tax positions (in thousands):

	June 30,
	2014	2013	2012
Balance at July 1	$17	$26	$21
Increases related to tax positions taken in prior year	3	3	4
Decreases due to lapse of statute of limitations	(2)	(11)	(1)
Related interest and penalties, net of federal tax benefit	(1)	(1)	2
Balance at June 30	$17	$17	$26

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

The Company’s policy is to include interest and penalties on uncertain tax positions in income tax expense, but they are not significant at June 30, 2014.   The Company files its tax returns by the laws of the jurisdictions in which it operates.  The Company’s federal tax returns after 2010 and California tax returns after 2009 are still subject to examination.  Various state jurisdictions’ tax years remain open to examination as well, though the Company believes any additional assessment will be immaterial to its consolidated financial statements.

Note 8 – Preferred Stock

Qualstar’s capital structure allows for the Board of Directors to authorize 5,000,000 shares of preferred stock. The Board of Directors has authority to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares of preferred stock without any future vote or action by the shareholders. At June 30, 2014 and 2013, there were no outstanding shares of preferred stock.

Note 9 –Stock Based Compensation

The Company recorded share-based compensation associated with outstanding stock options and restricted stock grants during fiscal 2014, 2013 and 2012 of approximately $5,000, $60,000 and $9,000, respectively. No income tax benefit was recognized in the statements of comprehensive loss for share-based arrangements in any period presented.

Stock Option Plan

The Company has two share-based compensation plans as described below.

Qualstar adopted the1998 Stock Incentive Plan, (the “1998 Plan”) under which incentive and nonqualified stock options and restricted stock could be granted for an aggregate of no more than 1,215,000 shares of common stock. Under the terms of the 1998 Plan, options could be issued at an exercise price of not less than 100% of the fair market value of common stock on the date of grant. These option awards typically vest based on 4 years of continuous service at a rate of 25% per year and terminate as specified in each option agreement, but terminate no later than ten years after the date of grant. The 1998 Plan expired in 2008 and no additional options may be granted under that plan. However, options previously granted under the 1998 Plan will continue under their terms.

Qualstar adopted the 2008 Stock Incentive Plan (the “2008 Plan”) under which incentive and nonqualified stock options and restricted stock may be granted for an aggregate of no more than 500,000 shares of common stock. Under the terms of the 2008 Plan, options may be issued at an exercise price of not less than 100% of the fair market value of common stock on the date of grant. These option awards typically vest based on 4 years of continuous service at a rate of 25% per year and terminate as specified in each option agreement, but terminate no later than ten years after the date of grant.  Under the 2008 Plan, there were no options granted during 2014, 212,000 options were granted during fiscal year 2013 and 224,000 options were granted during fiscal year 2012.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions, such as volatility, expected term and risk-free interest rate. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination in determining forfeiture rates and evaluates separate groups of employees by functional area that have similar historical exercise behavior. The expected term of options granted is estimated based on the vesting term of the award, historical employee exercise behavior, expected volatility of the Company’s stock and an employee’s average length of service. The risk-free interest rate used in this model correlates to a U.S. constant rate Treasury security with a contractual life that approximates the expected term of the option award. There were no options granted in fiscal year 2014.

The following table summarizes all stock option activity (in thousands, except per share amounts):

Options	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at June 30, 2013	628	$2.35	6.86	$—
Granted	—	—
Exercised	—	—
Forfeited or expired	(554)	2.28
Outstanding at June 30, 2014	74	$2.89	4.31	$—
Exercisable at June 30, 2014	64	$3.04	3.74	$—

At June 30, 2014, the unrecognized compensation cost related to non-vested share-based compensation awards granted under the 2008 Plan, is $7,500. The total fair value of shares vested for fiscal years 2014, 2013, and 2012 was $2,900, $120,000, and $9,000, respectively.

Restricted Stock Awards

The following table summarizes all restricted stock awards activity (in thousands, except per share amounts):

Restricted Stock Awards	Shares	Weighted Average Fair Value Price per Share
Nonvested at June 30, 2013	—	$—
Granted (1)	100,000	1.61
Vested	—	—
Forfeited or expired
Nonvested at June 30, 2014	100,000	$1.61

(1)

Restricted stock was granted on April 1, 2014 to Daniel K. Jan of 100,000 shares to vest 33,333 on April 1, 2017; 33,333 to vest April 1, 2018 and 33,334 to vest April 1, 2019. The award is part of his employment agreement and the grant price is the closing price of the stock on April 1, 2014 of $1.61. The unvested shares are forfeited upon termination of his employment.

At June 30, 2014 the unrecognized compensation cost related to the non-vested share based compensation for restricted stock is $151,000.

Note 10 – Commitments

Qualstar’s lease agreement for its facility located in Simi Valley, California, expires in December 2015. Rent on this facility is $44,000 per month with a step-up of 3% annually. The Company provides for rent expense on a straight-line basis over the lease term. We also lease approximately 2,097 square feet of office space in Boulder, Colorado. Our lease on this facility expires in October 2014.  Rent on this facility is $1,900 per month, with a step-up of 5.2% annually.

Future minimum lease payments under these leases are as follows:

Year Ending June 30,	Minimum Lease Payment
(in thousands)
2015	$540
2016	273
Total Commitment	$813

Rent expense (including equipment rental) for the years ended June 30, 2014, 2013, and 2012, was $561,000, $448,000 and $691,000, respectively.

Note 11 – Segment Information

Based on the provisions of ASC 280, “Segment Reporting,” and the manner in which the Chief Operating Decision Maker analyzes the business, Qualstar has determined that it has two separate operating segments. Segment revenue, loss before income taxes and total assets were as follows:

	Year Ended June 30,
	2014	2013	2012
	(in thousands)
Revenue
Power Supplies	$5,874	$6,489	$9,420
Tape Libraries:
Product	2,922	4,337	5,341
Service	2,145	1,816	2,320
Total Tape Libraries	5,067	6,153	7,661
Total Revenue	$10,941	$12,642	$17,081

	Year Ended June 30,
	2014	2013	2012
	(in thousands)
(Loss) before Taxes
Power Supplies	$(865)	$(1,239)	$356
Tape Libraries	(4,759)	(9,124)	(4,463)

Total Loss before Income Taxes	$(5,624)	$(10,363)	$(4,107)

	June 30,
	2014	2013
	(in thousands)
Total Assets
Cash and Marketable Securities:
Cash and Cash Equivalents	$5,462	$1,966
Marketable Securities	1,763	11,851
Total Cash and Marketable Securities	$7,225	$13,817
Power Supplies and Tape Libraries :
Power Supplies	2,329	538
Tape Libraries	3,231	5,852
Total Power Supplies and Tape Libraries	$5,560	$6,390
Total Assets	$12,785	$20,207

	June 30,
	2014	2013
	(in thousands)
Property and Equipment
Power Supplies:
Gross fixed assets	$624	576
Less: accumulated depreciation and amortization	(491)	(448)
Net Power Supply fixed assets	$133	$128
Tape Libraries:
Gross fixed assets	2,081	2,706
Less: accumulated depreciation and amortization	(1,551)	(2,289)
Net Library fixed assets	$530	$417

In its operation of the business, management reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with U.S. GAAP. Our two segments are Power Supplies and Tape Libraries. The two segments discussed in this analysis are presented in the way we internally managed and monitored performance for the years ended June 30, 2014, 2013, and 2012. Allocations for internal resources were made for the years ended June 30, 2014, 2013, and 2012. The power supplies segment tracks certain assets separately, and all others are recorded in the tape library segment for internal reporting presentations.

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

Geographic Information

Information regarding revenues attributable to the Qualstar’s primary geographic operating regions is as follows:

	Year Ended June 30,
	2014	2013	2012
	(In thousands)
Total Revenue:
North America	$6,104	$6,357	$9,039
Europe	1,992	3,195	3,028
Asia Pacific	2,641	2,936	4,724
Other	204	154	290
	$10,941	$12,642	$17,081

	Year Ended June 30,
	2014	2013	2012
	(In thousands)
Power Supply Revenue:
North America	$2,122	$2,564	$3,327
Europe	1,232	1,218	1,587
Asia Pacific	2,520	2,707	4,506
Other	—	—	—
	$5,874	$6,489	$9,420

	Year Ended June 30,
	2014	2013	2012
	(In thousands)
Tape Library Revenue:
North America	$3,982	$3,793	$5,712
Europe	760	1,977	1,441
Asia Pacific	121	229	218
Other	204	154	290
	$5,067	$6,153	$7,661

The geographic classification of revenues is based upon the location to which the product is shipped. Qualstar does not have any significant long-lived assets outside of the United States.

Note 12 – Legal Proceedings

 On June 28, 2012, Overland Storage, Inc. (“Overland”) filed a patent infringement lawsuit against Qualstar Corporation (and others) in the U.S. District Court in the Southern District of California, alleging that certain of our automated tape libraries infringe claims of U.S. Patent No. 6,328,766. The lawsuit is entitled: Overland Storage, Inc. (Plaintiff/Counterclaim Defendant) v. Qualstar Corporation (Defendant/ Counterclaim Plaintiff), and assigned Case No.: 12-cv-1605-JLS-BLM. Overland is seeking injunctive relief as well as the recovery of unspecified monetary damages. We do not believe we infringe the Overland patent and we have filed a counterclaim. The litigation is currently stayed pending Inter Partes Review (“IPR”) before the patent Trial and Appeals Board (“PTAB”) (Case IPR 2013-00357), with the lifting of the stay to occur shortly after the PTAB’s rendering of a decision on the IPR, in or after January 2015. Due to the inherent uncertainty of litigation, we cannot identify probable or estimable damages related to the lawsuit at this time.

On August 12, 2013, Qualstar filed a complaint against former Chief Executive Officer Lawrence D. Firestone and others for breach of fiduciary duty, breach of duty of loyalty, breach of duty of care and the commission of corporate waste that is currently pending in the Superior Court of the State of California, County of Los Angeles. The lawsuit is entitled: Qualstar Corporation v. Lawrence D. Firestone, Stanley Corker, Carl W. Gromada, Robert A. Meyer, Robert Rich, Daniel Molhoek, Allen Alley, Gerald Laber, Steven Wagner, and DOES 1 through 10, inclusive, and assigned Case No.: BC 514889. Qualstar is seeking to enjoin the payment of Defendant Firestone’s severance package and the recovery of monetary damages to be proven at trial. On April 17, 2014, Defendant Firestone filed a cross-complaint against Qualstar for wrongful termination of employment in breach of contract, employer’s breach of the implied covenant of good faith and fair dealing, breach of contract, and conversion. Due to the inherent uncertainty of litigation, we cannot identify probable or estimable damages related to the cross-complaint at this time. Also on April 17, 2014, Qualstar voluntarily withdrew its claims against Defendant Gerald Laber, without prejudice. On April 18, 2014, the Court denied motions filed by the remaining Defendants that had been seeking the dismissal of all causes of action against all Defendants. Subsequent to the April 18, 2014 hearing, Qualstar moved to dismiss the cross-complaint filed by Defendant Firestone. Defendants Allen Alley and Daniel Molhoek have again moved to dismiss all causes of action against them in Qualstar’s complaint. The Court heard oral argument on both Qualstar’s and Mr. Alley’s and Mr. Molhoek’s demurrers, and on September 22, 2014. The Court overruled Mr. Alley’s and Mr. Molhoek’s demurrer seeking the dismissal of the claims alleged against them in Qualstar’s complaint. The Court has not yet ruled on Qualstar’s demurrer to Mr. Firestone’s cross-complaint, and it is unknown at this time when the Court will rule on that motion. All parties have also agreed to hold a mediation session on October 9, 2014, in an attempt to resolve the claims set forth in both Qualstar’s Complaint and Defendant Lawrence D. Firestone’s Cross-Complaint. At this time, no evaluation can be made as to the likelihood of favorable or unfavorable outcome at mediation, or in the litigation generally. Furthermore, due to the uncertainty of litigation, we cannot identify probable or estimable damages related to the lawsuit at this time.

On March 11, 2014, Qualstar filed a complaint against Needham & Company, LLC (“Needham”) entitled: Qualstar Corporation v. Needham & Company, LLC, pending in the Supreme Court of the State of New York, New York County and assigned index number 650773/14. Qualstar asserted claims against Needham for breach of contract, breach of the covenant of good faith and fair dealing, unjust enrichment and negligence based on Needham’s provision of financial advisory services to Qualstar, between January 2013 and February 2013, in connection with the unsolicited partial tender offer for Qualstar submitted by BKF Capital Group, Inc. Needham has moved to dismiss the complaint and the court has not yet ruled on Needham’s motion to dismiss. At this time no evaluation can be made as to the likelihood of a favorable or unfavorable outcome in this action.

Qualstar is also subject to a variety of other claims and legal proceedings that arise from time to time in the ordinary course of our business. Although management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. We accrue loss contingencies in connection with our commitments and contingencies, including litigation, when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. As of June 30, 2014, we had accrued aggregate current liabilities of $251,000 in probable fees and costs related to our contingent legal matters.

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

Note 14 – Related Party Transactions

The Company entered into a license agreement, dated May 1, 2014 (the “License Agreement”) with BKF Capital Group, Inc. (“BKF”). Pursuant to the License Agreement, commencing on May 1, 2014, BKF shall have a license to occupy and use one furnished office located at Qualstar’s executive offices located at 3990-B Heritage Oak Court, Simi Valley, California 93063 (the “Premises”). Pursuant to the License Agreement, BKF shall pay to Qualstar a license fee equal to $14,400 per year, or $1,200 per month, for use of the Premises. In fiscal year 2014, BFK paid $2,400 to Qualstar as license fees. BKF shall also have access to a telephone line and other services as described in the License Agreement. Steven N. Bronson, the Company’s Chairman and CEO, is also the Chairman, CEO and majority shareholder of BKF. Also, as a result of the proxy contest initiated by BKF, at the Annual Shareholders’ Meeting held on June 28, 2013, the Board approved the reimbursement of the expenses incurred by BKF in connection with its efforts to replace the prior members of Qualstar’s Board in an aggregate amount of $395,000, which was paid in fiscal year 2014.

The Company has contracted with Interlink Electronics, Inc., (“Interlink”) where Steven N. Bronson is also the Chairman and CEO and a majority shareholder. We reimbursed expenses paid by Interlink on our behalf of $147,000, during fiscal year 2014.

During part of fiscal year 2013, Qualstar’s outside counsel was a member of its board of directors. During the years ended June 30, 2013, and 2012, Qualstar paid $376,000, and $134,000, respectively to the law firm in which the former director is a shareholder for general business purposes.  During the years ended June 30, 2013 and 2012, Qualstar paid $316,000 and $279,000 to the law firm in which the former director is a shareholder for legal services provided in connection with the proxy contest related to the annual and special meetings of shareholders held on June 28, 2013 and June 20, 2012, and in connection with litigation.

Note 15 - Quarterly Results of Operations (Unaudited)

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,
	(In thousands, except per share amounts)
Fiscal 2014:
Net sales	$2,748	$2,562	$3,440	$2,191
Gross profit (loss)	820	(199)	1,509	461
Net (loss)	$(677)	$(2,169)	$(251)	$(2,527)
Net (loss) per share:
Basic and diluted	$(0.06)	$(0.18)	$(0.02)	$(0.21)

Fiscal 2013:
Net sales	$2,881	$2,952	$3,355	$3,453
Gross profit	370	872	1,269	944
Net (loss)	$(3,443)	$(3,301)	$(1,673)	$(1,946)
Net (loss) per share:
Basic and diluted	$(0.28)	$(0.27)	$(0.14)	$(0.16)

Note 16 - Restructuring Charges

In fiscal year 2013, the Company continued to restructure its operations and overhead structure related to the storage division by reducing the size of its facilities and headcount as part of its strategic initiative to outsource manufacturing.  In fiscal year 2014, we abandoned the Boulder lease for an additional of $26,000, the remaining balance of the lease and we brought back manufacturing to Simi Valley, for which we recovered $228,000. The recovery of the lease abandonment was calculated based on the amount of warehouse space required for manufacturing operations.

Our restructuring actions are strategic management decisions and until we achieve consistent and sustainable levels of profitability, we may incur restructuring charges in the future from additional cost reduction efforts.

Lease Abandonment Obligation
Balance as of June 30, 2013	$1,040
Expensed	(393)
Added	26
Recovered	(228)
Balance as of June 30, 2014	$445

Note 17 – Subsequent Events

The Company has performed an evaluation of subsequent events through the date of filing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

 ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Qualstar’s disclosure controls and procedures as of June 30, 2014, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

 Changes in Internal Control over financial reporting

We did not make any changes in our internal control over financial reporting during the fiscal year ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework” in 1992. Based on our assessment, we have concluded that, as of June 30, 2014, our internal control over financial reporting was effective based on those criteria.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

The following table sets forth certain information about the current directors of our Company. Directors are elected annually to hold office until the next annual meeting of shareholders and until their successors are elected and qualified. There are no family relationships among any of our directors and executive officers. For biographical information regarding our directors, see the discussion under “Biographical Information — Directors,” below.

Name	Age	Position
Steven N. Bronson(1)	48	Chief Executive Officer, and Chairman
David J. Wolenski(1)	53	Director
Sean M. Leder(1)	43	Director
Dale E. Wallis(1)	64	Director
Nick Yarymovych(3)	49	Director

__________________

(1)	Each of these Directors were re-elected to serve on the Board at the annual meeting of Shareholders held on June 27, 2014.
(2)	Mr. Yarymovych was elected as a member of the Board at the annual meeting of Shareholders held on June 27, 2014.

EXECUTIVE OFFICERS AND OTHER KEY OFFICERS

The following table sets forth certain information about the current executive officers and other key officers of our Company. There are no family relationships among any of our directors and executive officers. For biographical information regarding our executive officers, see the discussion under “Biographical Information — Executive Officers and other Key Officers,” below.

Name	Age	Position
Steven N. Bronson	48	Chief Executive Officer and President
Louann L. Negrete	54	Chief Financial Officer
Daniel K. Jan	59	Executive Vice President
Randy D. Johnson	56	Vice President and General Manager of N2Power

BIOGRAPHICAL INFORMATION

Background on Director Qualifications

All Board members are expected to possess certain personal characteristics necessary to creating a functional Board: high personal and professional ethics, integrity and values; practical wisdom and mature judgment; an inquisitive and objective perspective; professional experience at a policy-making level in business; time availability for in-person participation at Board and committee meetings; and a commitment to representing the long-term interests of our shareholders. Directors are elected annually and hold office until the next annual meeting of shareholders or until their successors have been elected and qualified.

Directors

Steven N. Bronson was appointed CEO and President on July 3, 2013. He may be deemed to beneficially own 23.45% of Qualstar stock. Mr. Bronson has been Chairman and Chief Executive Officer of BKF Capital Group Inc., since September 2008. In July 2010 he became Chairman and Chief Executive of Interlink Electronics, Inc., a global leader in the design of patented Force-Sensing Resistor™ (FSR™) technology and a pioneer in printed electronics. Since 1996, Mr. Bronson has served as the Chairman of Bronson & Co., LLC, an investment banking firm that advises private and public, emerging growth and middle market companies. In addition, Mr. Bronson served as Chairman and Chief Executive Officer of Ridgefield Acquisition Corp. and 4net Software, Inc., both publicly traded companies.

David J. Wolenski is the President of Electro-Mechanical Products, Inc. (“EMP”), a privately-held company engaged in the manufacture of precision-machined components and thermal management systems for the Semiconductor, Laser, and Medical Device industries.  He has been a director on EMP’s board since August 2000, and has served as an officer of the Company since November 2002.  From 1996 to 2000, Mr. Wolenski was Chief Executive Officer of OZO Automation, Inc. (OTCBB:OZOA), a publicly-traded company that produced robotic workstations for the electronics industry.  As Chief Executive Officer he also managed the sale of OZO’s assets to JOT Automation of Olunsalo, Finland, and served as President of their Depaneling subsidiary from 2000 to 2001.  From 1983 to 1996, Mr. Wolenski held various positions with Johns Manville Corporation, a worldwide leader in fiberglass insulations and engineered products, which included managerial assignments in manufacturing, business development, and quality assurance.  His past board affiliations have included OZO Automation, Inc. where he was a director from 1996-1999, and Bio-Medical Automation, Inc., where he was a director from 1999-2000.  Mr. Wolenski holds a BS degree in Mechanical Engineering from the University of Colorado at Boulder (1983), and an MBA from the University of Colorado at Denver (1990).

Sean M. Leder is currently serving as Chief Executive Officer of Leder Holdings, LLC, Chief Executive Officer of The Leder Group and President of Leder Realty & Management, Inc. He has held the posts of CEO of The Leder Group and President of Leder Realty & Management for the past nineteen years. Mr. Leder started his career on Wall Street where, at Chase Manhattan Bank, he worked in mergers and acquisitions. Later, as a Merrill Lynch investment banker, he worked on the real estate investment banking team, raising money for and advising real estate investment trusts. Mr. Leder received his B.A. in Political Science from Brandeis University in 1993.

Dale E. Wallis has over 40 years of business and entrepreneurial experience. In the last 15 years, Mr. Wallis has been Vice President, Chief Financial Officer and Treasurer of The Aerospace Corporation, a $900 million revenue defense contractor that manages much of the US Government’s satellite communications programs.  Prior to Aerospace, Mr. Wallis was Chief Financial Officer for a privately held company and in senior financial management for an SEC reporting company.  Earlier in his career Mr. Wallis was a Senior Manager with Ernst & Young and an auditor with KPMG. Mr. Wallis currently is on the board and serves as audit committee chair for Financial Executives International, a professional organization of over 12,000 CFOs in the US, Canada, Japan and the UK.  Mr. Wallis has recently served as an adjunct professor of accounting at major universities.

Nick Yarymovych is currently the Senior Vice President of Global Consulting & Operations at NTT Centerstance Inc. and also served as its Managing Partner. Mr. Yarymovych founded Ventus Technology Solutions, Inc. (Ventus) in 2001, one of the first Salesforce.com consulting partners and served as President and Chief Executive Officer. In early 2011, he merged Ventus with Centerstance, Inc. and was then aquired by NTT in late 2012. Throughout his 20-year professional consulting career, he has launched new business units, established professional services practices, developed core business strategies and led numerous operational turnarounds. Prior, Mr. Yarymovych served as Vice President of e-Business Solutions with QuickStart Technologies where he led the companies' e-business consulting services division. Prior to QuickStart, Mr. Yarymovych served as a Client Partner with Cambridge Technology Partners in their Strategy and Management Consulting Group. Currently, he serves as an advisor for several private equity firms. Mr. Yarymovych earned an M.B.A. in Management and Operations from Pepperdine University, a B.S. in Aerospace Engineering from the University of Southern California, and majored in a Bachelor of Science degree in Astronautical Engineering while attending the U.S. Air Force Academy.

Executive Officers and Other Key Officers

Steven N. Bronson. See the discussion under “Biographical Information – Directors,” above.

Louann L. Negrete was appointed Chief Financial Officer on December 2, 2013 Ms. Negrete has more than 15 years of experience in public company accounting. For the past 2 years Ms. Negrete was the Director of Corporate Accounting for LINE 6, Inc. Prior to Line 6 she was the Corporate Controller and CFO for 6 years at Interlink Electronics, Inc., a publicly traded company. She also served for 6 years as the Corporate Controller for publicly traded Biosource International, Inc. She also held positions of assistant controller and controller in other manufacturing companies, as well as several years in public accounting. Ms. Negrete holds a CPA license from the State of California. She graduated from California State University, Northridge with a BS degree in Business Administration, Accounting.

Daniel K. Jan was appointed Executive Vice President on April 1, 2014. Mr. Jan joins Qualstar from BDT Products, Inc., a subsidiary of Germany’s BDT Media Automation GmbH, the recognized world leader in OEM tape automation. Mr. Jan served as president at BDT, spearheading growth in BDT’s worldwide sales for its tape and storage business. With over 25 years of industry experience spanning semiconductor memory to hard disks, optical, and tape storage technologies, he’s held leadership roles at startups in Silicon Valley, where he spent 12 years, and medium and large companies including IBM.

Randy D. Johnson has been Vice President and General Manager of N2Power since March 25, 2010. Mr. Johnson joined Qualstar in 2002 as Business Unit Manager for N2Power. From 2000 to 2002, Mr. Johnson held the position of Vice President and Business Unit Manager for Flightware Ltd., a business solutions software company. From 1983 to 2000, Mr. Johnson was employed by Integrated Business Computers, a business computer manufacturer, where he held the position of Vice President of Sales and Marketing. Mr. Johnson graduated with a B.A. degree in Business and Political Science from Westmont College in 1980, and earned his MBA in Technology Management from the University of Phoenix in 1999.

CORPORATE GOVERNANCE

Director Independence

Qualstar’s current Board members consist of Mr. Bronson, Mr. Wolenski, Mr. Wallis, Mr. Leder and Mr. Yarymovych. The Board of Directors has determined that Messrs. Wolenski, Wallis, Leder and Yarymovych are independent applying the definition of independence under the listing standards of the NASDAQ and SEC regulations.

Board Leadership Structure and Role in Risk Oversight

During the year ended June 30, 2014, our Chief Executive Officer, Mr. Bronson, also served as the Chairman of the Board. We believe that during the year ended June 30, 2014, which was a transitional year, it was beneficial to the Company to have the Chief Executive Officer serve as the Chairman of the Board, since he was in the best position to advise the Board on the current status of the Company’s business and operations and to appropriately direct the Board’s attention on the matters that required the Board’s attention. On June 27, 2014, the Board elected David J. Wolenski, an independent director, to serve as Chairman of the Board.

Committees

Our Board of Directors oversees our risk management. This oversight is administered primarily through the following committees: (i) an Audit Committee, (ii) a Compensation Committee and (iii) a Nominating and Corporate Governance Committee. Each Committee has only independent directors as members.

Audit Committee

The Audit Committee consists of three directors: Messrs. Wallis (chairman), Leder and Wolenski. Each member of the committee is independent applying the definition of independence under the listing standards of NASDAQ and SEC regulations. The Audit Committee meets at least four times during the year. The Board has determined that Mr. Wallis qualifies as an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K.

Pursuant to the terms of the Audit Committee charter, our Audit Committee is required to consist of “independent” directors and shall serve at the pleasure of the Board of Directors. An “independent” director is defined as an individual who (a) is not an officer or salaried employee or an affiliate, (b) does not have any relationship that, in the opinion of the Board of Directors, would interfere with his or her exercise of independent judgment as an Audit Committee member, (c) meets the independence requirements of the SEC and NASDAQ or such other securities exchange or market on which our securities are traded and (d) except as permitted by the SEC and NASDAQ or such other securities exchange or market on which our securities are traded, does not accept any consulting, advisory or other compensatory fee from us.

The Audit Committee has a charter that requires the committee to oversee our accounting and financial reporting process, our system of internal controls regarding finance, accounting, legal compliance and ethics, and the audits of our financial statements, a current copy of which charter is available to stockholders on our website, www.qualstar.com. The primary duties of the Audit Committee consist of, among other things:

•	serving as an independent and objective party to monitor our financial reporting process, internal control system and disclosure control system;

•	reviewing and appraising the audit efforts of our independent accountants;

•

assuming direct responsibility for the appointment, compensation, retention and oversight of the work of the outside auditors and for the resolution of disputes between the outside auditors and our management regarding financial reporting issues;

•	providing an open avenue of communication among the independent accountants, financial and senior management and the Board; and

•	reviewing and approving all related party transactions.

Compensation Committee

Our Compensation Committee consists of three directors: Messrs. Leder (chairman), Yarymovych and Wolenski. Each such member of the Compensation Committee is independent applying the definition of independence under the listing standards of NASDAQ and SEC regulations. The Compensation Committee meets at least two times during each year.

Each member of our Compensation Committee must (i) be one of our independent directors satisfying the independence requirements of NASDAQ and other applicable regulatory requirements; (ii) qualify as an “outside director” under Section 162(m) of the Internal Revenue Code, as amended; and (iii) meet the requirements of a “non-employee director” for purposes of Section 16 of the Securities Exchange Act of 1934, as amended. Except as permitted by NASDAQ, members of the Compensation Committee must not accept any consulting, advisory or the other compensatory fee from us or any our subsidiaries.

The Compensation Committee oversees the determination of all matters relating to employee compensation and benefits and specifically determines and approves salaries, bonuses and equity-based compensation for our executive officers.

We have adopted a Compensation Committee charter which outlines the Compensation Committee's primary duties which are to:

•

evaluate the performance of the Chief Executive Officer in light of our goals and objectives and determine the Chief Executive Officer's compensation based on this evaluation and such other factors as the Committee shall deem appropriate;

•	determine and approve all executive officer compensation;

•	approve the aggregate amounts and methodology for determination of all salary, bonus, and long-term incentive awards for all employees other than executive officers;

•	review and recommend equity-based compensation plans to the full Board of Directors and approve all grants and awards thereunder;

•

review and approve changes to our equity-based compensation plans other than those changes that require stockholder approval under the plans, the requirements of NASDAQ or any exchange on which our securities may be listed and/or any applicable law;

•

review and recommend to the full Board changes to our equity-based compensation plans that require stockholder approval under the plans, the requirements of NASDAQ or any exchange on which our securities may be listed and/or any applicable law;

•	review and approve changes in our retirement, health, welfare and other benefit programs that result in a material change in costs or the benefit levels provided;

•	administer our equity-based compensation plans; and

•	approve, as required by applicable law, the annual Committee report on executive compensation for inclusion in our proxy statement.

The Compensation committee has the authority, in its sole discretion, to retain or obtain advice from compensation consultants, independent legal counsel and other advisers, and is directly responsible for the retention, termination, compensation and oversight of the work of any such consultant, counsel or other adviser. In selecting a consultant, counsel or other adviser, the Compensation Committee must, as required by NASDAQ rules, take into consideration all factors relevant to such person's independence from management, including all factors that NASDAQ identifies in its listing standards.

A current copy of the Compensation Committee charter is available to shareholders on our website, www.qualstar.com. The Compensation Committee may form and delegate its authority to subcommittees as appropriate. Additionally, the Chief Executive Officer may make recommendations to the Compensation Committee relating to executive and director compensation, but consistent with NASDAQ rules, he may not be present during deliberations or voting regarding his own compensation.

Nominating and Governance Committee

Our Nominating and Governance Committee consists of three directors: Messrs. Wolenski (chairman), Leder and Wallis. The Nominating and Governance Committee is empowered by the Board of Directors to recommend to the Board of Directors qualified individuals to serve on our Board of Directors and to identify the manner in which the Nominating and Governance Committee evaluates nominees recommended for membership on the Board. All members of the Nominating and Governance Committee of the Board of Directors have been determined to be “independent directors” pursuant to the definition contained in the rules of NASDAQ and SEC regulations.

Shareholder Communications

Our Board of Directors has established a procedure that enables shareholders to communicate in writing with members of the Board of Directors. Any such communication should be addressed to our Secretary and should be sent to such individual c/o Qualstar Corporation. Any such communication must state, in a conspicuous manner, that it is intended for distribution to the entire Board of Directors. Under the procedures established by the Board of Directors, upon our Secretary's receipt of such a communication, a copy of such communication will be sent to each member of the Board of Directors, identifying it as a communication received from a shareholder. Absent unusual circumstances, at the next regularly scheduled meeting of the Board of Directors held more than two days after such communication has been distributed, the Board of Directors will consider the substance of any such communication.

Board and Committee Meeting Attendance

During the year ended June 30, 2014, our Board of Directors held twelve meetings, our Audit Committee held four meetings; our Compensation Committee held four meetings and our Nominating and Governance Committee formally held one meeting. Each director attended (or participated by telephone in) at least 100% of the total number of meetings of the Board and committees on which he or she served, except for Alan B. Howe, who did not attend one Board meeting.

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

To our knowledge, based solely on a review of the copies of Section 16(a) reports furnished to us and a review of the shareholders register, during the fiscal year ended June 30, 2014, our officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements, except Steven N. Bronson who inadvertently filed two Form 4s one day late, Dale E. Wallis and Sean M. Leder who each filed their Form 3s approximately two days late due to a delay in generating their Edgar codes and David J. Wolenski who filed his Form 3 approximately seven days late due to a delay in generating his Edgar codes.

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

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section contains a discussion of the material elements of compensation awarded to, earned by, or paid to our principal executive officer, our principal financial officer, and our other executive officers who were serving as executive officers of Qualstar at June 30, 2014. These individuals are identified in the Summary Compensation Table and other compensation tables that follow this section, and are referred to throughout this report as our “named executive officers.”

Our Board of Directors has a standing Compensation Committee, which is comprised solely of non-employee directors who satisfy current Nasdaq standards with respect to independence.

During the fiscal year ended June 30, 2014, the members of the Compensation Committee were: David J. Wolenski, as Chairman and Sean M. Leder. Effective August 20, 2014, the Compensation Committee was reconstituted such that Sean M. Leder is now the Chairman and David J. Wolenski and Nick Yarymovych are members.

The Compensation Discussion and Analysis below is a discussion of the material elements of compensation awarded to, earned by, or paid to our principal executive officer, our principal financial officer, and our other executive officers who were serving as executive officers of Qualstar at June 30, 2014, by the Compensation Committee and Board of Directors.

Executive Summary and Overview of Fiscal 2014 Compensation

Our Company’s long-term success depends on our ability to fulfill the expectations of our customers in a competitive environment and deliver value to shareholders. To achieve these goals, it is critical that we are able to attract, motivate, and retain highly talented individuals at all levels of the organization who are committed to the Company’s values and objectives.

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

Components of Executive Compensation

For fiscal year 2014, the principal components of compensation for named executive officers were: (1) Base Salary, (2) Performance-Based Incentive Compensation, (3) Long-Term Equity Incentive Compensation, (4) Personal Benefits, and (5) Other Compensation. In determining the amount and relative allocation among each component of compensation for each named executive officer, the Compensation Committee considered, among other factors, the Company’s and each executive officer’s experience level and historical performance, compensation paid by companies comparable in size to Qualstar, data obtained from management’s recruitment activities, historical rates of executive compensation, Company revenues and profitability, and alignment with the Company’s overall compensation philosophy.

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

The table below shows the base salary established by the Compensation Committee for each of our named executive officers for fiscal year 2014, and the percentage change compared to the prior fiscal year. Salary adjustments typically do not coincide with the beginning of the fiscal year, so the amounts shown below may differ from those shown in the Fiscal 2014 Summary Compensation Table.

Name and Principal Position	Fiscal 2014 Base Salary		Percent Change versus Fiscal 2013 Base Salary
Steven N. Bronson	$200,000	(1)	─
Chief Executive Officer and President
Louann Negrete	$135,000	(2)	─
Chief Financial Officer
Daniel K. Jan	$200,000	(3)	─
Executive Vice President
Randy D. Johnson	$200,000		0%
Vice President and General Manager, N2Power
Philip G. Varley	$185,000	(4)	0%
Former Chief Financial Officer
Robert K. Covey	$170,600	(5)	0%
Former Vice President of Marketing

____________________________

(1)     Mr. Bronson was hired as the Company’s Chief Executive Officer and President on July 3, 2013.

(2)     Ms. Negrete was hired as the Company’s Chief Financial Officer on December 2, 2013.

(3)     Mr. Jan was hired by the Company on April 1, 2014

(4)     Mr. Varely’s employment with the Company terminated on December 3, 2013.

(5)     Mr. Covey’s employment with the Company terminated on August 16, 2013.

Performance-Based Incentive Compensation

Mr. Bronson was paid a bonus of $100,000 for the fiscal year ended June 30, 2014. This was equal to fifty percent (50%) of Mr. Bronson’s base salary.

Long-Term Equity Incentive Compensation

Our 2008 Stock Incentive Plan authorizes the Company to grant stock options to purchase, in the aggregate, up to 500,000 shares of our common stock. This plan was adopted by the Board of Directors in November 2008 and approved by our shareholders in March 2009. Under the plan, the exercise price of stock options must be no less than the closing price of our common stock on the date of grant. It is our policy to grant stock options only at duly held meetings of our Board of Directors, with an exercise price equal to the closing price of our common stock on the date of the Board meeting.

Stock options are granted to executive officers as long-term incentives in order to align executives’ performance with the interests of the Company’s shareholders and also encourage retention. For the fiscal year 2014, the Compensation Committee determined an equity incentive compensation target for each executive officer after consideration of individual performance and accomplishments, future Company performance, performance goals, and other elements of the executives’ compensation. Stock options and restricted stock awarded to executive officers during fiscal year 2014 are set forth in the table below entitled “Grants of Plan-Based Awards in Fiscal Year 2014.”

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

Other Compensation

The Company was party to an employment agreement with Mr. Bronson that provided that Mr. Bronson would be employed by the Company for a one year term beginning on July 3, 2013 (the “Start Date”) through June 30, 2014. Mr. Bronson’s employment agreement specified his base salary at the rate of $200,000 per year, as well as a potential target incentive bonus of 50% of his base salary as described above under the caption entitled “Performance-Based Incentive Compensation.”

Mr. Bronson’s employment agreement provided further that if he was terminated by the Company without cause or if he resigned for good reason, he would receive (1) a severance payment equal to six (6) months of his base salary; (2) payment of insurance benefits for six (6) months; and (3) accelerated vesting of all his then unvested stock options. “Cause” includes, among other acts, any act of fraud, embezzlement or dishonesty which materially adversely affects the business of the Company or any successor entity, any unauthorized use or disclosure of confidential information or trade secrets of the Company, any material act or omission involving malfeasance or gross negligence in the performance of the executive’s duties and any material deviation from any of the Company’s or a successor entity’s policies. “Good reason” includes, among other acts, a demotion or material reduction in responsibility level, a decrease in level of his compensation by more than ten percent (10%), and a relocation of more than 30 miles from the executive’s current work place. A copy of the employment agreement with Mr. Bronson is filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 11, 2014.

Tax and Accounting Implications

Under Section 162(m) of the Internal Revenue Code, we generally receive a federal income tax deduction for compensation paid to any of our named executive officers only to the extent total compensation does not exceed $1.0 million during any fiscal year or if it is “performance-based” under Section 162(m). During fiscal year 2014, none of the executive officers of the Company had non-performance-based compensation in excess of $1,000,000.

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

Sean M. Leder (Chairman)
David J. Wolenski

RISKS RELATED TO COMPENSATION POLICIES AND PRACTICES

We believe that our compensation programs have been appropriately designed to attract and retain talent and properly incentivize our employees. To the extent our compensation programs provide for incentive-based compensation, these programs are designed to pay for performance and, thus, encourage only appropriate risk-taking. These programs are also subject to funding caps and oversight of the Compensation Committee and various functional departments of the Company to ensure that our employees, including our executive officers, are not encouraged to take excessive or unnecessary risks in managing our business. As a result, we believe that our compensation programs are not likely to create excessive risks that would have a material adverse effect on the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Our Board of Directors has a standing Compensation Committee. During the fiscal year ended June 30, 2014, the members of the Compensation Committee were: David J. Wolenski and Sean M. Leder, with Mr. Wolenski serving as Chairman. Currently, the members of Compensation Committee are Sean M. Leder, David J. Wolenski and Nick Yarymovych, with Mr. Leder serving as Chairman. No member of the Compensation Committee is, or was during fiscal year 2014, an employee or officer of Qualstar.

During the fiscal year ended June 30, 2014, none of our executive officers:

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

COMPENSATION TABLES

Summary Compensation Table

The following tables show information about the compensation earned by our principal executive officer, our principal financial officer, and our other executive officers who were serving as executive officers at June 30, 2014. These officers are referred to in this report as the “named executive officers.”

Fiscal Year 2014 Summary Compensation Table

Name and Principal Position	Year	Salary (1) ($)	Bonus (1) ($)	Grant Date Fair Value of Equity Awards (2) ($)	All Other Compensation (3) ($)	Total ($)
Steven N. Bronson	2014	$199,231	$100,000	—	$10,463	$309,694
Chief Executive Officer and President	2013	—	—	—	—	—
	2012	—	—	—	—	—
Louann Negrete	2014	78,403	—	—	129	78,532
Chief Financial Officer	2013	—	—	—	—	—
	2012	—	—	—	—	—

Daniel K. Jan (4)	2014	50,769	—	161,000	426	211,195
Executive Vice President	2013	—	—	—	—	—
	2012	—	—	—	—	—

Randy Johnson	2014	204,628	—	—	1,947	206,575
Vice President and General Manager,	2013	210,428	10,000	—	1,705	222,133
N2Power	2012	179,450	10,800	11,600	2,286	204,136

Philip G. Varley (5)	2014	85,392			7,116	92,508
Chief Financial Officer	2013	37,712	10,000	10,884	405	59,001

Robert K. Covey (6)	2014	42,903	—	—	68,897	111,800
Former Vice President of Marketing	2013	179,480	10,000	—	1,535	191,015
	2012	179,480	—	11,600	2,213	193,293

Lawrence D. Firestone (7)	2014	29,093	—	—	—	29,093
Former Chief Executive Officer and President	2013	300,019	45,000	42,000	2,279	389,298
	2012	18,463	75,000	70,120	—	163,583
Nidhi H. Andalon (8)	2013	115,010	—	—	1,104	116,114
Former Vice President and Chief Financial Officer	2012	158,013	—	11,600	532	170,145

_______________________

(1)	The amounts shown in these columns reflect salary and bonuses paid to the named executive officers for each of the fiscal years indicated.

(2)	The amounts shown in this column represent the fair value of stock options and/or restricted stock awards at the date of grant.

(3)	The amounts shown above under “All Other Compensation” represent premiums for disability and life insurance, health insurance and severance payments.

(4)

On April 1, 2014, Mr. Jan was granted 100,000 restricted shares of Qualstar common stock (the “Restricted Stock”) pursuant to his employment agreement with Qualstar. Pursuant to Mr. Jan’s employment agreement the Restricted Stock will vest as follows: 33,333 on April 1, 2017; 33,333 on April 1, 2018 and 33,334 on April 1, 2019, and all unvested shares of Restricted Stock shall be forfeited upon termination of his employment. The fair value of the Restricted Stock is $1.61 per share, which was the closing price per share of Qualstar common stock on the grant date.

(5)	Mr. Varley's employment was terminated on December 3, 2013.

(6)	Mr. Covey's employment was terminated on August 16, 2013.

(7)	Mr. Firestone’s employment was terminated on July 3, 2013.

(8)	Ms. Andalon's employment was terminated on March 15, 2013.

Grants of Equity Awards

No equity awards were granted during the year ended June 30, 2014 under our equity incentive plan.

On March 25, 2014, in connection with the employment of Daniel K. Jan, the Board of Directors authorized and approved the issuance of 100,000 unregistered restricted shares of the Company’s common stock (the “Restricted Shares”) to Mr. Jan. The Restricted Shares will only vest on the following dates, provided Mr. Jan remains an employee of the Company: (a) 33,333 Restricted Shares will vest in the on June 1, 2017; (b) 33,333 Restricted Shares will vest in the on June 1, 2018; and (c) 33,334 Restricted Shares will vest in the on June 1, 2019.

Outstanding Equity Awards

The following table provides information regarding outstanding equity awards held by each named executive officer as of June 30, 2014, including the number of unexercised vested and unvested stock options. The vesting schedule for each grant is shown following this table.

Outstanding Equity Awards at 2014 Fiscal Year End

	Restricted Stock		Option Awards

	Restricted Stock Grant (1)		Number of Securities Underlying Unexercised Options (2)		Option Exercise Price	Option Expiration
Name	Unvested	Vested	Exercisable	Unexercisable	($)	Date
Randy Johnson			12,000	—	$3.10	3/25/2018
Randy Johnson			10,000	10,000	$1.89	6/18/2022
Daniel K. Jan	100,000	—

__________________

(1)	Restricted Stock was granted to Daniel K. Jan on April 1, 2014, and such restricted stock will vest as follows: 33,333 on April 1, 2017; 33,333 on April 1, 2018 and 33,334 on April 1, 2019.

(2)

Stock options granted to the named executive officers vest over four years at the rate of 25% of the options as of each anniversary of the date of grant, provided that the executive is still employed by Qualstar on the vesting date. The amounts shown in this column represent the remaining unvested portion of each option grant.

Option Exercises

No executive officer exercised any stock options during the fiscal year ended June 30, 2014.

Director Compensation

Each of our non-employee directors receives cash fees as compensation for their service on the Board of Directors and the committees of the Board on which they are a member. The table below sets forth cash compensation earned by each non-employee director during the fiscal year ended June 30, 2014.

Fiscal Year 2014 Director Compensation Table

Name	Fees Earned or Paid in Cash (1) ($)	Total ($)
Steven N. Bronson	$—	$—
Dale E. Wallis	20,000	20,000
Alan B. Howe	15,000	15,000
Sean M. Leder	15,000	15,000
David J. Wolenski	18,000	18,000
Nick Yarymovych	—	—

_____________________

(1)

The amounts shown in this column represent the amount of cash compensation earned in fiscal year 2014 for service on the Board of Directors and any committees of the Board on which the director was a member in fiscal 2014.

During the fiscal year ended on June 30, 2014, each of our non-employee directors received a stipend of $15,000 per year, paid quarterly. The Chairman of the Audit Committee received an additional stipend of $5,000 per year paid quarterly and the Chairman of the Compensation Committee received an additional stipend of $3,000 per year paid quarterly. On June 27, 2014, the Board appointed David J. Wolenski as the Chairman of the Board and approved an additional stipend for Mr. Wolenski of $7,500 per year paid quarterly. No fees were paid for service on the Board to directors who were employees of Qualstar.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock as of September 19, 2014 for:

●	each person (or group of affiliated persons) who we know beneficially owns more than 5% of our common stock;

●	each of our directors;

●	each of the named executive officers; and

●	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Except as indicated by footnote, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned, subject to community property laws where applicable. The percentage of shares beneficially owned is based on 12,253,117 shares of common stock outstanding as of September 19, 2014. Shares of common stock subject to options currently exercisable or exercisable within 60 days of September 19, 2014, are deemed outstanding for computing the percentage of the person holding such options, but are not deemed outstanding for computing the percentage of any other person. The address for those individuals for which an address is not otherwise indicated is: c/o Qualstar Corporation, 3990-B Heritage Oak Court, Simi Valley, California 93063.

	Common	Options Exercisable Within 60	Beneficial Ownership
Name	Shares Owned	Days (1)	Number	Percent
BKF Capital Group, Inc. (2)	2,815,120	—	2,815,120	23%
Steven N. Bronson (3)	57,700	—	2,815,120	23.45%
Sean M. Leder (4)	26,759	—	26,759	*
Lloyd Miller, III (5)	1,587,534	—	1,587,534	13%
222 Lakeview Avenue, Suite 160-365
West Palm Beach, FL 33401
Randy Johnson (6)	—	22,000	22,000	*
William J. Gervais	2,503,864	—	2,503,864	20.4%
Dimensional Fund Advisors, LP (7)	929,028	—	929,028	7.6%
6300 Bee Cave Road, Austin, TX 78746
All directors and officers as a group (3 persons)	2,899,579	22,000	2,921,579	23.8%

______________________________

*Less than 1.0%

(1)	Represents shares that may be acquired upon exercise of stock options which are either currently vested or will vest within 60 days of September 19, 2014.

(2)	Based on information contained in reports filed with the Securities and Exchange Commission, BKF Capital Group, Inc. is the owner of 2,815,120 shares of Qualstar common stock.

(3)	Based on information contained in reports filed with the Securities and Exchange Commission, Mr. Bronson, as the sole owner of BA Value Investors, LLC, is the beneficial owner of 57,700 shares of Qualstar. Additionally, Mr. Brosnon, as the Chairman and President and majority shareholder of BKF Capital Group, Inc., may be deemed to beneficially own the 2,815,120 shares of Qualstar held by BKF Capital Group, Inc.

(4)	Based on information contained in reports filed with the Securities and Exchange Commission, Sean M. Leder, beneficially owns 26,759 shares as of June 18, 2014.

(5)	Based on information contained in reports filed with the Securities and Exchange Commission, Lloyd Miller, III, beneficially owns 1,587,534 shares as of May 14, 2014.

(6)	Randy Johnson is our Vice President and General Manager of N2 Power.

(7)	Based on information contained in reports filed with the Securities and Exchange Commission, Dimensional Fund Advisors, LP, an investment adviser, beneficially owns 929,028 shares as of December 31, 2013.

Additional Equity Compensation Plan Information

Information regarding Qualstar’s equity compensation plans as of June 30, 2014 is included in Item 5 of this report and is incorporated herein by reference.

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

On May 1, 2014, Qualstar entered into a license agreement (the “License Agreement”) with BKF Capital Group, Inc. (“BKF”). Pursuant to the License Agreement, commencing on May 1, 2014, BKF shall have a license to occupy and use one furnished office located at Qualstar’s executive offices located at 3990-B Heritage Oak Court, Simi Valley, California 93063 (the “Premises”). Pursuant to the License Agreement, BKF shall pay to Qualstar a license fee equal to $14,400.00 per year, or $1,200.00 per month, for use of the Premises. BKF shall also have access to a telephone line and other services as described in the License Agreement. Steven N. Bronson, Qualstar’s Chairman and CEO, is also the Chairman, CEO and majority shareholder of BKF. A copy of the License Agreement is attached to the Company’s Current Report of Form 8-K, filed on May 2, 2014, as Exhibit 10.9

The Company has contracted with Interlink Electronics, Inc., (“Interlink”) where Steven N. Bronson is also the Chairman and CEO and a majority shareholder, for certain services. During the fiscal year ended June 30, 2014, we reimbursed Interlink for expenses paid by Interlink on our behalf in the aggregate amount of $147,000.

Director Independence

Our Board has determined that all of our directors satisfy the current “independent director” standards established by rules of The Nasdaq Stock Market, Inc. (“Nasdaq”), except for Steven N. Bronson. Each director serving on the Audit Committee of our Board also meets the more stringent independence requirements established by Securities and Exchange Commission rules applicable to audit committees. Our Board has determined that no director has a relationship that would interfere with the exercise of independent judgment in carrying out his responsibilities as a director. There are no family relationships among any of the directors or executive officers of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accountants

The aggregate fees billed by SingerLewak LLP, our independent registered public accounting firm for fiscal years 2014 and 2013 for professional services rendered to Qualstar during the fiscal years ended June 30, 2014 and June 30, 2013, respectively, were comprised of the following:

	Fiscal 2014	Fiscal 2013
Audit Fees	$110,000	$149,000
Audit-related fees	—	—
Tax fees	17,000	15,000
All other fees	—	—
Total fees	$127,000	$164,000

Audit fees include fees for professional services rendered in connection with the audit of our consolidated financial statements for each year and reviews of our unaudited consolidated quarterly financial statements, as well as fees related to consents and reports in connection with regulatory filings for those fiscal years.

SingerLewak LLP was our principal accountant for tax compliance review, tax advice and tax planning during fiscal years 2014 and 2013. Tax fees related primarily to tax compliance review and advisory services.

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

(b)  Exhibits:

Exhibit No.	Description
3.1(1)	Restated Articles of Incorporation.
3.1(4)	Bylaws, as amended and restated as of March 24, 2011.
4.1(5)	Rights Agreement, dated February 5, 2013, between Qualstar Corporation and Corporate Stock Transfer, Inc., as rights agent.
4.2(6)	Amendment No. 1 to the Rights Agreement, dated February 5, 2013, between Qualstar Corporation and Corporate Stock Transfer, Inc., as rights agent.
10.1(1)*	1998 Stock Incentive Plan, as amended and restated.
10.2(1)	Form of Indemnification Agreement.
10.3(2)	Lease agreement between Strategic Performance Fund-II, Inc. and Qualstar Corporation, dated September 20, 2000.
10.4(8)	Amendment to Lease agreement between Strategic Performance Fund-II, Inc. and Qualstar Corporation, dated June 30, 2009.
10.1(7)*	2008 Stock Incentive Plan
10.6(9)	Consulting Agreement with William Gervais, dated June 22, 2012.
10.7(10)	Employment Agreement with Lawrence D. Firestone, dated May 8, 2012
10.8(11)*	Employment Agreement with Steven N. Bronson, dated March 6, 2014.
10.9(12)	License Agreement between Qualstar Corporation and BKF Capital Group, Inc., dated May 1, 2014
14.1(3)	Code of Business Conduct and Ethics
23.1	Consent of Independent Registered Public Accounting Firm (SingerLewak LLP).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release of Qualstar Corporation dated September 29, 2014.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the designated exhibits to Qualstar’s registration statement on Form S-1 (Commission File No. 333-96009), declared effective by the Commission on June 22, 2000.

(2)	Incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

(3)	Incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-K for the fiscal year ended June 30, 2004.

(4)	Incorporated by reference to Exhibit 3.1 to Qualstar’s Report on Form 8-K dated March 30, 2011.

(5)	Incorporated by reference to Exhibit 4.1 to Qualstar’s Report on Form 8-K dated February 6, 2013.

(6)	Incorporated by reference to Exhibit 4.2 to Qualstar’s Report on Form 8-K dated July 12, 2013.

(7)	Incorporated by reference to Exhibit 10.1 to Qualstar’s Report on Form 10-Q/A for the fiscal quarter ended March 31, 2009.

(8)	Incorporated by reference to Exhibit 10.4 to Qualstar’s Report on Form 10-K for the fiscal year ended June 30, 2009.

(9)	Incorporated by reference to Exhibit 10.6 to Qualstar’s Report on Form 10-K for the fiscal year ended June 30, 2012.

(10)	Incorporated by reference to Exhibit 10.7 to Qualstar’s Report on Form 10-K for the fiscal year ended June 30, 2012.

(11)	Incorporated by reference to Exhibit 10.8 to Qualstar’s report on Form 8-K dated March 11, 2014.

(12)	Incorporated by reference to Exhibit 10.9 to Qualstar’s report on Form 8-K dated May 2, 2014

*	Each of these exhibits constitutes a management contract, compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALSTAR CORPORATION

Date: September 29, 2014	By:	/s/ STEVEN N. BRONSON
Steven N. Bronson,
Chief Executive Officer, President and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ STEVEN N. BRONSON	Chief Executive Officer,	September 29, 2014
Steven N. Bronson	President and Chairman
(Principal executive officer)

/s/ LOUANN NEGRETE	Chief Financial Officer	September 29, 2014
Louann Negrete	(Principal financial officer)

/s/ DAVID J. WOLENSKI	Director	September 29, 2014
David J. Wolenski

/s/ SEAN M. LEDER	Director	September 29, 2014
Sean M. Leder

/s/ DALE E. WALLIS	Director	September 29, 2014
Dale E. Wallis

/s/ NICK YARYMOVYCH	Director	September 29, 2014
Nick Yarymovych

EXHIBIT INDEX

Exhibit No.	Description
23.1	Consent of Independent Registered Public Accounting Firm (SingerLewak LLP).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release of Qualstar Corporation dated September 29, 2014.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document