Form 10-Q
period 2014-09-30
QUALSTAR CORP
filed 2014-11-10
CIK 758938

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period September 30, 2014

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

Total shares of common stock without par value outstanding at November 7, 2014 are 12,253,117.

QUALSTAR CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	● Condensed Consolidated Balance Sheets — September 30, 2014 and June 30, 2014	1

	● Condensed Consolidated Statements of Comprehensive Loss — Three months ended September 30, 2014 and 2013	2

	● Condensed Consolidated Statements of Cash Flows — Three months ended September 30, 2014 and 2013	3

	● Condensed Consolidated Statement of Changes in Shareholders’ Equity — Three months ended September 30, 2014	4

	● Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item1A.	Risk Factors	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

	Signatures	22

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

QUALSTAR CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2014	June 30, 2014
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$6,266	$5,462
Marketable securities, short-term	450	1,763
Accounts receivables, net of allowances of $92 at September 30, 2014, and at June 30, 2014	1,800	1,412
Inventories	3,046	3,177
Prepaid expenses and other current assets	401	241
Total current assets	11,963	12,055
Property and equipment, net	653	663
Other assets	67	67
Total assets	$12,683	$12,785

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,213	$952
Accrued payroll and related liabilities	341	322
Deferred service revenue, short term	1,015	954
Other accrued liabilities	1,085	1,174
Total current liabilities	3,654	3,402

Other long term liabilities	17	17
Deferred service revenue, long term	173	243
Total long term liabilities	190	260

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued	-	-
Common stock, no par value; 50,000 shares authorized, 12,253 shares issued and outstanding as of September 30, 2014 and June 30, 2014	18,981	18,943
Accumulated other comprehensive income	1	1
Accumulated deficit	(10,143)	(9,821)
Total shareholders’ equity	8,839	9,123
Total liabilities and shareholders’ equity	$12,683	$12,785

See notes to condensed consolidated financial statements.

QUALSTAR CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

  (In thousands, except per share data)

	Three Months Ended September 30,
	2014	2013
Net revenues	$3,320	2,191
Cost of goods sold	2,094	1,730
Gross profit	$1,226	$461
Operating expenses:
Engineering	359	874
Sales and marketing	505	733
General and administrative	684	1,394
Total operating expenses	$1,548	$3,001
Loss from operations	(322)	(2,540)
Other income	-	13
Loss before income taxes	(322)	(2,527)
Provision for income taxes	-	-
Net loss	$(322)	$(2,527)
Change in unrealized gains on investments	-	10
Comprehensive loss	$(322)	(2,517)
Loss per common share:
Basic and diluted	$(0.03)	$(0.21)
Weighted average common shares outstanding:
Basic and diluted	12,253	12,253

See notes to condensed consolidated financial statements.

QUALSTAR CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

(In thousands)

	Three Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES:
Net loss	$(322)	$(2,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45	46
Loss on disposal of assets	5	-
Provision for inventory reserve and adjustments	(188)	(133)
Stock based compensation	38	4
Loss on sale of marketable securities	9	-
Changes in operating assets and liabilities:
Accounts receivable	(387)	943
Receivable from CTS for manufacturing inventories	-	644
Inventories	319	(1,050)
Prepaid expenses and other current assets	(160)	63
Accounts payable	261	149
Accrued payroll and related liabilities	19	(92)
Deferred service revenue	(9)	334
Other accrued liabilities	(89)	(304)
Total adjustments	(137)	604
Net cash used in operating activities	$(459)	$(1,923)
INVESTING ACTIVITIES:
Purchases of equipment	(40)	(86)
Proceeds from the sale of marketable securities	1,303	1,688
Net cash provided by investing activities	$1,263	$1,602
NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	$804	$(321)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$5,462	$1,966
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,266	$1,645
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-

See notes to condensed consolidated financial statements.

QUALSTAR CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED SEPTEMBER 30, 2014

(Unaudited)

(In thousands)

	Common Stock		Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Income	Deficit	Total
Balance at June 30, 2014	12,253	$18,943	$1	$(9,821)	$9,123
Share-based compensation	-	38	-	-	38
Comprehensive loss:
Change in unrealized gains on investments	-	-	-	-	-
Net loss	-	-	-	(322)	(322)
Comprehensive loss	-	-	-		(322)
Balance at September 30, 2014	12,253	$18,981	$1	$(10,143)	$8,839

See notes to condensed consolidated financial statements.

QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements, including balance sheets and related interim statements of comprehensive loss, cash flows, and shareholders’ equity, include all adjustments, consisting primarily of normal recurring items, which are necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in the Qualstar Corporation Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the U.S. Securities and Exchange Commission (“SEC”) on September 29, 2014.

Risks and Uncertainties

We are subject to a number of risks and uncertainties that may significantly impact our future operating results.  These risks and uncertainties are discussed under Part II, Item 1A, “Risk Factors” included in this Form 10-Q.  As our interim description of risks and uncertainties only includes any material changes to our annual description, we refer you to our risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, as filed with the SEC.

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

Deferred revenue is shown separately in the balance sheet, and deferred profit is included in other accrued liabilities in the balance sheet.  At September 30, 2014, we had deferred revenue of approximately $1,188,000, and deferred profit of approximately $4,000.  At June 30, 2014, we had deferred revenue of approximately $1,197,000 and deferred profit of approximately $8,000.

 QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

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

Legal and Other Contingencies

The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. An estimated loss from a loss contingency such as a legal proceeding or claim is accrued by a charge to income if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. When legal costs that the entity expects to incur in defending itself in connection with a loss contingency accrual are expected to be material, the loss should factor in all costs and, if the legal costs are reasonably estimable, they should be accrued in accordance with ASC 450, regardless of whether a liability can be estimated for the contingency itself. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. Changes in these factors could materially impact our financial statements. We have accrued $244,000 for such contingencies.

 QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

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

Recent accounting guidance not yet adopted

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

 QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

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

In June 2014, the FASB issued ASU 2014-12 to resolve the diverse accounting treatment of share-based payment awards that require specific performance targets to be achieved in order for employees to become eligible to vest in the awards. The new guidance will be effective for us beginning July 1, 2015, and is not expected to impact our consolidated financial statements.

 NOTE 3 – SIGNIFICANT CUSTOMERS, CONCENTRATION OF CREDIT RISK, AND GEOGRAPHIC INFORMATION

We are exposed to interest rate risks.  Our investment income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in shorter duration fixed income securities. We have no outstanding debt nor do we utilize auction rate securities or derivative financial instruments in our investment portfolio.

Our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Sales within North America represented approximately 52.6% of net revenues in the three months ended September 30, 2014, and 61.2% of net revenues in the three months ended September 30, 2013. Sales outside North America represented approximately 47.4% of net revenues in the three months ended September 30, 2014, and 38.8% of net revenues in the three months ended September 30, 2013.

One customer accounted for 10.7% of the Company’s revenue for the three-month period ended September 30, 2014.  The customer’s accounts receivable balance, totaled approximately 11.1% of net accounts receivable as of September 30, 2014. One customer accounted for 14.8% of the Company’s revenue for the three-month period ended September 30, 2013. The customer’s accounts receivable balances, totaled approximately 5.7% of net accounts receivable as of September 30, 2013.

NOTE 4 – LOSS PER SHARE

Basic loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding.  Diluted loss per share has not been computed as the effect is antidilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended September 30,
	2014	2013
In thousands (except per share amounts):
Net loss (a)	$(322)	$(2,527)
Weighted average outstanding shares of common stock (b)	12,253	12,253
Dilutive potential common shares from employee stock options	-	-
Common stock and common stock equivalents (c)	12,253	12,253
Loss per share:
Basic net loss per share (a)/(b)	$(0.03)	$(0.21)
Diluted net loss per share (a)/(c)	$(0.03)	(0.21)

 QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

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

Available-for-sale securities are recorded at market value. Unrealized holding gains and losses, net of the related income tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of shareholders’ equity until realized. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale are included in earnings when the underlying securities are sold and are derived using the specific identification method for determining the cost of securities sold. Realized loss on marketable securities for the three months ended September 30, 2014 was $9,000 and for the three months ended September 30, 2013 there was no loss.

The following tables summarize the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short-term marketable securities as of September 30, 2014 and June 30, 2014 (in thousands):

	September 30, 2014

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term Marketable Securities
Level 1:
Cash	596	-	-	596	596	-
Money Market Funds	5,670	-	-	5,670	5,670	-
Subtotal	$6,266	$-	$-	$6,266	$6,266	$-
Level 2:
Corporate securities	399	1	-	400	-	400
Municipal securities	50	-	-	50	-	50
Subtotal	$449	$1	$-	$450	$-	$450
Total	$6,715	$1	$-	$6,716	$6,266	$450

 QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

	June 30, 2014

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term Marketable Securities
Level 1:						-
Cash	617	-	-	617	617	-
Money Market Funds	4,845	-	-	4,845	4,845	-
Subtotal	$5,462	$-	$-	$5,462	$5,462	$-
Level 2:
U.S. Agency Securities	332	-	-	332	-	332
Corporate securities	1,354	1	-	1,355	-	1,355
Municipal securities	76	-	-	76	-	76
Subtotal	$1,762	$1	$-	$1,763	-	$1,763
Total	$7,224	$1	$-	$7,225	$5,462	$1,763

NOTE 7 - BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet accounts (in thousands):

Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventories are comprised as follows (in thousands):

	September 30, 2014	June 30, 2014
Raw materials	$2,937	$3,116
Finished goods	3,207	3,347
Subtotal	6,144	6,463
Less: Inventory reserve	(3,098)	(3,286)
Net inventory balance	$3,046	$3,177

Other Accrued Liabilities

	September 30, 2014	June 30, 2014
Accrued sales tax	$10	$17
Accrued commissions	68	48
Accrued audit fees	87	88
Accrued marketing coop expenses	27	28
Accrued legal expense	244	251
Deferred rent	72	83
Lease abandonment	364	445
Accrued royalty	49	45
Warranty reserve	159	159
Other accruals	5	10
Total other accrued liabilities	$1,085	$1,174

Costs related to the unused square footage under the current lease were expensed in prior periods. The lease abandonment liability relates to the remaining contractual lease through December 2015.

 QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

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

Activity in the liability for product warranty, which is included in other accrued liabilities in the condensed balance sheets, for the periods presented, is as follows (in thousands):

	Three Months Ended September 30,
	2014	2013
Beginning balance	$159	$190
Cost of warranty claims	(14)	(14)
Accruals for product warranties	14	(2)
Ending balance	$159	$174

NOTE 9 – COMPREHENSIVE LOSS

For the three months ended September 30, 2014 and 2013, comprehensive loss amounted to approximately $322,000 and $2,517,000, respectively. There is no change between net loss and comprehensive loss for the three months ended September 30, 2014. For the three months ended September 30, 2013 net loss and comprehensive loss changed $10,000, which relates to the changes in the unrealized gains that the Company recorded for its available-for-sale marketable securities.

 QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

NOTE 10 – STOCK BASED COMPENSATION

The Company recorded share-based compensation associated with outstanding stock options and restricted stock grants during the three months ended September 30, 2014 and September 30, 2013 of approximately $38,000 and $4,000, respectively. No income tax benefit was recognized in the statements of comprehensive loss for share-based arrangements in any period presented.

Stock Options

On August 8, 2014, in accordance with Mr. Bronson’s employment agreement for year ended June 30, 2014, the board of directors granted to Mr. Bronson stock options to purchase 100,000 shares of common stock with an exercise price of $1.23. The stock options granted are fully vested on the date of grant and have a term of five years, expiring on August 20, 2019, unless exercised sooner. As a result of the stock options issued to Mr. Bronson, the Company recognized $27,000 non- cash stock compensation expense in the three months ended September 30, 2014.

The Company did not grant any stock options during the three months ended September 30, 2013.

Restricted Stock Awards

The following table summarizes all restricted stock awards activity (in thousands, except per share amounts):

Restricted Stock Awards	Shares	Weighted Average Fair Value Price per Share
Nonvested at June 30, 2014	100,000	$1.61
Granted (1)	—	—
Vested	—	—
Forfeited or expired
Nonvested at September 30, 2014	100,000	$1.61

(1)

Restricted stock was granted on April 1, 2014 to Daniel K. Jan of 100,000 shares to vest 33,333 on April 1, 2017; 33,333 to vest April 1, 2018 and 33,334 to vest April 1, 2019. The award is part of his employment agreement and the grant price is the closing price of the stock on April 1, 2014 of $1.61. The unvested shares are forfeited upon termination of his employment.

At June 30, 2014, the unrecognized compensation cost related to the non-vested share based compensation for restricted stock is $151,000.

NOTE 11 – LEGAL PROCEEDINGS

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

Lawrence D. Firestone and others

On August 12, 2013, Qualstar filed a complaint against former Chief Executive Officer Lawrence D. Firestone and others for breach of fiduciary duty, breach of duty of loyalty, breach of duty of care and the commission of corporate waste that is currently pending in the Superior Court of the State of California, County of Los Angeles. The lawsuit is entitled: Qualstar Corporation v. Lawrence D. Firestone, Stanley Corker, Carl W. Gromada, Robert A. Meyer, Robert Rich, Daniel Molhoek, Allen Alley, Gerald Laber, Steven Wagner, and DOES 1 through 10, inclusive, and assigned Case No.: BC 514889. Qualstar is seeking to enjoin the payment of Defendant Firestone’s severance package and the recovery of monetary damages to be proven at trial. On April 17, 2014, Defendant Firestone filed a cross-complaint against Qualstar for wrongful termination of employment in breach of contract, employer’s breach of the implied covenant of good faith and fair dealing, breach of contract, and conversion. Due to the inherent uncertainty of litigation, we cannot identify probable or estimable damages related to the cross-complaint at this time. Also on April 17, 2014, Qualstar voluntarily withdrew its claims against Defendant Gerald Laber, without prejudice. On April 18, 2014, the Court denied motions filed by the remaining Defendants that had been seeking the dismissal of all causes of action against all Defendants. Subsequent to the April 18, 2014 hearing, Qualstar moved to dismiss the cross-complaint filed by Defendant Firestone. Defendants Allen Alley and Daniel Molhoek again moved to dismiss all causes of action against them in Qualstar’s complaint. The Court heard oral argument on both Qualstar’s and Mr. Alley’s and Mr. Molhoek’s demurrers on September 22, 2014. The Court overruled Mr. Alley’s and Mr. Molhoek’s demurrer seeking the dismissal of the claims alleged against them in Qualstar’s complaint. The Court granted Qualstar’s demurrer to Mr. Firestone’s cross-complaint in part, as to the claims for employer’s breach of the implied covenant of good faith and fair dealing and conversion, and denied it in part, as to the claim for wrongful termination of employment in breach of contract. All parties held a mediation session on October 9, 2014, in an attempt to resolve the claims set forth in both Qualstar’s Complaint and Defendant Lawrence D. Firestone’s Cross-Complaint. The discussions started thereat are ongoing. At this time, no evaluation can be made as to the likelihood of favorable or unfavorable outcome in this litigation, should it not be mutually resolved. Furthermore, due to the uncertainty of litigation, we cannot identify probable or estimable damages related to the lawsuit at this time.

 QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

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

We also are subject to a variety of other claims and legal proceedings that arise from time to time in the ordinary course of our business. Although management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. We accrue loss contingencies in connection with our commitments and contingencies, including litigation, when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. As of September 30, 2014, we had accrued aggregate current liabilities of $244,000 in probable fees and costs related to our contingent legal matters.

NOTE 12 – INCOME TAXES

We did not record a provision or benefit for income taxes for the threee months ended September 30, 2014 and 2013.   The Company has recorded a full valuation allowance against its net deferred tax assets based on the Company’s assessment regarding the realizability of these net deferred tax assets in future periods.

NOTE 13 – SEGMENT INFORMATION

In its operation of the business, management reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with U.S. GAAP. Our two segments are Power Supplies and Storage. The two segments discussed in this analysis are presented in the way we internally managed and monitored performance for the three months ended September 30, 2014 and 2013. Allocations for internal resources were made for the three months ended September 30, 2014 and 2013. The power supplies segment tracks certain assets separately, and all others are recorded in the storage segment for internal reporting presentations.  The types of products and services provided by each segment are summarized below:

Power Supplies — We design, develop, and sell small, open frame, high efficiency switching power supplies. These power supplies are used to convert AC line voltage to DC voltages, or DC voltages to other DC voltages for use in a wide variety of electronic equipment such as telecommunications equipment, machine tools, routers, switches, wireless systems and gaming devices.

Data Storage — We design, develop and sell automated magnetic tape libraries used to store, retrieve and manage electronic data primarily in network computing environments. Tape libraries consist of cartridge tape drives, tape cartridges and robotics to move the cartridges from their storage locations to the tape drives under software control. Our tape libraries provide data storage solutions for organizations requiring backup, recovery and archival storage of critical data.

 QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

Segment revenue, loss before taxes and total assets were as follows (in thousands):

	Three Months Ended September 30,
	2014	2013
Revenue
Power Supplies	$1,399	$953
Data Storage:
Product	1,367	824
Service	554	414
Total data storage	$1,921	$1,238
Total revenue	$3,320	$2,191

	Three Months Ended September 30,
	2014	2013
Loss before Taxes
Power Supplies	$(269)	$(318)
Data Storage	(53)	(2,209)
Total loss before taxes	$(322)	$(2,527)

	September 30, 2014	June 30, 2014
Total Assets
Cash and marketable securities:
Cash and cash equivalents	$6,266	$5,462
Marketable securities	450	1,763
Total cash and marketable securities	$6,716	$7,225
Other assets:
Power Supplies	2,168	2,329
Data Storage	3,799	3,231
Total other assets	$5,967	$5,560
Total assets	$12,683	$12,785

 QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company entered into a license agreement, dated May 1, 2014 (the “License Agreement”) with BKF Capital Group, Inc. (“BKF”). Pursuant to the License Agreement, commencing on May 1, 2014, BKF shall have a license to occupy and use one furnished office, telephone and other services, located at Qualstar’s executive offices. Pursuant to the License Agreement, BKF shall pay to Qualstar a license fee $1,200 per month. For the three months ended September 30, 2014, BFK paid $3,600 to Qualstar as license fees. Steven N. Bronson, the Company’s Chairman and CEO, is also the Chairman, CEO and majority shareholder of BKF.

The Company has agreed to reimburse Interlink Electronics, Inc.(“Interlink”), for expenses paid on behalf of the Company. Steven N. Bronson is also the Chairman and CEO and a majority shareholder of Interlink. For the three months ended September 30, 2014 the Company reimbursed Interlink $21,000, and Interlink reimbursed the Company $7,000 for such expenses.

NOTE 15 – SUBSEQUENT EVENTS

On October 8, 2014, the board of directors approved the issuance of a stock option to Steven N. Bronson to purchase 100,000 shares of Qualstar common stock at an exercise price of $1.27. The stock options shall vest on June 30, 2015 and have a term of five years, expiring on June 30, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Quarterly Report on Form 10-Q concerning the future business, operating results and financial condition of Qualstar including estimates, projections, statements relating to our business plans, objectives and operating results, and the assumptions upon which those statements are based, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements inherently are subject to risks and uncertainties, some of which we cannot predict or quantify. Our actual results may differ materially from the results projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part II, Item 1A of this report and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 in “Item 1 Business,” “Item 1A Risk Factors,” and in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof or variations thereon or similar terminology. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect the occurrence of events or circumstances in the future.

OVERVIEW

Qualstar Corporation and its Subsidiary (“Qualstar”, the “Company”, “we”, “us” or “our”) is a leading provider of high efficiency and high density power solutions marketed under the N2Power brand, and of data storage systems marketed under the Qualstar brand. Qualstar is organized into two strategic business units, power solutions and storage systems. Power solutions products include ultra-small high efficiency switching power supplies that provide power unique solutions to original equipment manufacturers for a wide range of markets; including telecommunications networking, industrial, gaming, test equipment, LED/lighting, medical as well as other market applications. Data storage system products include highly scalable automated magnetic tape libraries used to store, retrieve and manage electronic data primarily in the network computing environment and provide solutions for organizations requiring backup, recovery and archival storage of critical electronic information.

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

Qualstar continues to focus on returning the Company to profitability.  The two key elements of this strategy are cost reduction and sales growth. In order to grow sales, the Company has expanded our product portfolio in both the data storage business and power supplies.

In the first three months of fiscal 2015, the Company has increased production to meet the demand of our data storage sales. Our data storage segment added the Crossroads Systems ReadVerify Appliance (RVA) to its Qualstar storage product portfolio. Our power supply segment has expanded its AC-DC power supply offerings by adding the high-efficiency slim line DIN Rail Power Supplies and Medically Certified Power Supplies Series to its N2 Power brand product portfolio.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We describe our significant accounting policies in Note 1, “Summary of Significant Accounting Policies” of the accompanying Notes to Condensed Financial Statements.

RESULTS OF OPERATIONS

(Unaudited)

(In thousands, except for percentages)

	Three Months Ended September 30,
	2014		2013
	$	%	$	%
Power supply revenues	$1,399	42.1%	$953	43.5%
Storage revenues	1,921	57.9%	1,238	56.5%
Net revenues	3,320	100.0%	2,191	100.0%
Cost of goods sold	2,094	63.1%	1,730	79.0%
Gross profit	1,226	36.9%	461	21.0%
Operating expenses:
Engineering	359	10.8%	874	39.9%
Sales and marketing	505	15.2%	733	33.5%
General and administrative	684	19.8%	1,394	63.6%
Total operating expenses	1,548	45.8%	3,001	137.0%
Loss from operations	(322)	(8.9)%	(2,540)	(115.9)%
Other income (expense)	-	-	13	0.6%
Net loss	$(322)	(8.9)%	$(2,527)	(115.3)%

The percentages in the table are based on net revenues.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Net Revenues

Net revenues increased to $3.3 million for the three months ended September 30, 2014 from $2.2 million for the three months ended September 30, 2013, an increase of $1.1 million, or 50.0%.

Segment Revenue

Power Supplies – Net revenues from power supplies were $1.4 million for the three months ended September 30, 2014 compared with $1.0 million for the three months ended September 30, 2013, an increase of $0.4 million, or 40.0%.

Data Storage – Net revenues from data storage were $1.9 million for the three months ended September 30, 2014 compared with $1.2 million for the three months ended September 30, 2013, an increase of $0.7 million, or 58.3%.

Gross Profit - Gross profit increased to $1.2 million for the three months ended September 30, 2014 from $0.5 million for the three months ended September 30, 2013.   This increase of $0.7 million, or 140.0%, is primarily attributed to the $0.4 million reserve for excess and obsolete inventory taken in the three months ended September 30, 2013 and a recovery of the reserve in the three months ended September 30, 2014 of $0.2 million.

Engineering:  Engineering expenses decreased by $515,000, or 58.9%, to $359,000 for the three months ended September 30, 2014 from $874,000 for the three months ended September 30, 2013. This decrease is primarily attributed to a reduction in salaries as we reduced headcount and consultant expenses and closed the Colorado facility.

Sales and Marketing:  Sales and marketing expenses decreased by $228,000 or 31.1%, to $505,000 for the three months ended September 30, 2014 from $733,000 for the three months ended September 30, 2013. The decrease is primarily attributed to a reduction in salaries and commissions as we reduced headcount and a reduction in advertising and promotional expenses.

General and Administrative:  General and administrative expenses decreased by $710,000 or 50.9%, to $684,000 for the three months ended September 30, 2014 from $1.4 million for the three months ended September 30, 2013. The decrease is primarily attributed to a reduction in salaries as we reduced headcount and decreased legal expenses.

Other Income.  For the three months ended September 30, 2014, the net other income was $0 from $13,000 for the three months ended September 30, 2013 due to a reduction in investment income.

Provision for Income Taxes.  We did not record a provision or benefit for income taxes for the three months ended September 30, 2014 or 2013.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $459,000 in the three months ended September 30, 2014, primarily attributed to the $322,000 net loss for the period, an increase of $387,000 in accounts receivables, a $160,000 increase in prepaid expenses, partially offset by a decrease of $319,000 in total net inventory and an increase of $261,000 of accounts payable. Net cash used in operating activities was $1.9 million in the three months ended September 30, 2013, primarily attributed to the net loss for the period, an increase in inventory, accounts payable, and a decrease in accounts receivable.

Cash provided by investing activities was $1.3 million in the three months ended September 30, 2014, is primarily attributed to the sale of marketable securities of $1.3 million, partially offset by $39,000 cash used to purchase equipment.   Cash provided by investing activities was $1.6 million in the three months ended September 30, 2013, attributed to proceeds from the sale marketable securities of $1.6 million, partially offset by $86,000 cash used to purchase equipment.

Cash was not used in financing activities during the three months ended September 30, 2014 or 2013.

As of September 30, 2014, we had $6.3 million in cash and cash equivalents and $0.4 million in marketable securities. The increase in cash from June 30, 2014 consisted of approximately $1.3 million provided by sale of marketable securities.

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

On August 12, 2013, Qualstar filed a complaint against former Chief Executive Officer Lawrence D. Firestone and others for breach of fiduciary duty, breach of duty of loyalty, breach of duty of care and the commission of corporate waste that is currently pending in the Superior Court of the State of California, County of Los Angeles. The lawsuit is entitled: Qualstar Corporation v. Lawrence D. Firestone, Stanley Corker, Carl W. Gromada, Robert A. Meyer, Robert Rich, Daniel Molhoek, Allen Alley, Gerald Laber, Steven Wagner, and DOES 1 through 10, inclusive, and assigned Case No.: BC 514889. Qualstar is seeking to enjoin the payment of Defendant Firestone’s severance package and the recovery of monetary damages to be proven at trial. On April 17, 2014, Defendant Firestone filed a cross-complaint against Qualstar for wrongful termination of employment in breach of contract, employer’s breach of the implied covenant of good faith and fair dealing, breach of contract, and conversion. Due to the inherent uncertainty of litigation, we cannot identify probable or estimable damages related to the cross-complaint at this time. Also on April 17, 2014, Qualstar voluntarily withdrew its claims against Defendant Gerald Laber, without prejudice. On April 18, 2014, the Court denied motions filed by the remaining Defendants that had been seeking the dismissal of all causes of action against all Defendants. Subsequent to the April 18, 2014 hearing, Qualstar moved to dismiss the cross-complaint filed by Defendant Firestone. Defendants Allen Alley and Daniel Molhoek again moved to dismiss all causes of action against them in Qualstar’s complaint. The Court heard oral argument on both Qualstar’s and Mr. Alley’s and Mr. Molhoek’s demurrers on September 22, 2014. The Court overruled Mr. Alley’s and Mr. Molhoek’s demurrer seeking the dismissal of the claims alleged against them in Qualstar’s complaint. The Court granted Qualstar’s demurrer to Mr. Firestone’s cross-complaint in part, as to the claims for employer’s breach of the implied covenant of good faith and fair dealing and conversion, and denied it in part, as to the claim for wrongful termination of employment in breach of contract. All parties held a mediation session on October 9, 2014, in an attempt to resolve the claims set forth in both Qualstar’s Complaint and Defendant Lawrence D. Firestone’s Cross-Complaint. The discussions started thereat are ongoing. At this time, no evaluation can be made as to the likelihood of favorable or unfavorable outcome in this litigation, should it not be mutually resolved. Furthermore, due to the uncertainty of litigation, we cannot identify probable or estimable damages related to the lawsuit at this time.

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

We also are subject to a variety of other claims and legal proceedings that arise from time to time in the ordinary course of our business. Although management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. We accrue loss contingencies in connection with our commitments and contingencies, including litigation, when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. As of September 30, 2014, we had accrued aggregate current liabilities of $207,000 in probable fees and costs related to our contingent legal matters.

ITEM 1A.   Risk Factors

There have been no significant changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

ITEM 5. Other Information

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

QUALSTAR CORPORATION

Dated: November 10, 2014	By:	/s/ STEVEN N. BRONSON
Steven. N. Bronson
Chief Executive Officer and President
(Principal Executive Officer)