Form 10-Q
period 2014-12-31
QUALSTAR CORP
filed 2015-02-12
CIK 758938

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                   to

Commission file number 000-30083

QUALSTAR CORPORATION

CALIFORNIA	95-3927330
(State of incorporation)	(I.R.S. Employer
Identification No.)

31248 Oak Crest Drive Suite #120, Westlake Village, CA 91361

(805) 583-7744

3990B Heritage Oak Ct., Simi Valley, CA 93063 (former address)

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

Total shares of common stock without par value outstanding at January 29, 2015 are 12,253,117.

QUALSTAR CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2014

INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	●	Condensed Consolidated Balance Sheets — December 31, 2014 and June 30, 2014	1

	●	Condensed Consolidated Statements of Comprehensive Loss — Three and six months ended December 31, 2014 and 2013	2

	●	Condensed Consolidated Statements of Cash Flows — Six months ended December 31, 2014 and 2013	3

	●	Condensed Consolidated Statement of Changes in Shareholders’ Equity — Six months ended December 31, 2014	4

	●	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		16

Item 3.	Qualitative and Quantitative Disclosures About Market Risk		20

Item 4.	Controls and Procedures		20

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

QUALSTAR CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2014	June 30, 2014
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$5,242	$5,462
Marketable securities	-	1,763
Accounts receivables, net of allowances of $73 at December 31, 2014, and $92 at June 30, 2014	2,625	1,412
Inventories	3,069	3,177
Prepaid expenses and other current assets	351	241
Total current assets	11,287	12,055
Property and equipment, net	628	663
Other assets	43	67
Total assets	$11,958	$12,785

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,262	$952
Accrued payroll and related liabilities	348	322
Deferred service revenue, short term	1,049	954
Other accrued liabilities	508	1,174
Total current liabilities	3,167	3,402

Other long term liabilities	18	17
Deferred service revenue, long term	162	243
Total long term liabilities	180	260

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued	-	-
Common stock, no par value; 50,000 shares authorized, 12,253 shares issued and outstanding as of December 31, 2014 and June 30, 2014	18,999	18,943
Accumulated other comprehensive income	-	1
Accumulated deficit	(10,388)	(9,821)
Total shareholders’ equity	8,611	9,123
Total liabilities and shareholders’ equity	$11,958	$12,785

See notes to condensed consolidated financial statements.

QUALSTAR CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

  (In thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Net revenues	$3,528	$3,440	$6,848	$5,631
Cost of goods sold	2,428	1,931	4,522	3,661
Gross profit	$1,100	$1,509	$2,326	$1,970
Operating expenses:
Engineering	326	604	685	1,478
Sales and marketing	591	512	1,096	1,245
General and administrative	684	623	1,368	2,017
Restructuring	(245)	26	(245)	26
Total operating expenses	$1,356	$1,765	$2,904	$4,766
Loss from operations	(256)	(256)	(578)	(2,796)
Other income	11	5	11	18
Loss before income taxes	(245)	(251)	(567)	(2,778)
Provision for income taxes	-	-	-	-
Net loss	$(245)	$(251)	$(567)	$(2,778)
Change in unrealized (losses) gains on investments	-	(4)	(1)	6
Comprehensive loss	$(245)	$(255)	$(568)	$(2,772)
Loss per common share:
Basic and Diluted	$(0.02)	$(0.02)	$(0.05)	$(0.23)
Weighted average common shares outstanding:
Basic and Diluted	12,253	12,253	12,253	12,253

See notes to condensed consolidated financial statements.

QUALSTAR CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

(In thousands)

	Six Months Ended December 31,
	2014	2013
OPERATING ACTIVITIES:
Net loss	$(567)	$(2,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	104	91
Loss on disposal of assets	5	4
Provision for bad debts and returns, net	(19)	7
Provision for inventory reserve and adjustments	(287)	(60)
Share based compensation	56	(6)
Loss on sale of marketable securities	8	-
Changes in operating assets and liabilities:
Accounts receivable	(1,193)	489
Receivable from CTS for manufacturing inventories	-	644
Inventories	395	(1,031)
Prepaid expenses and other current assets	(86)	63
Accounts payable	310	(449)
Accrued payroll and related liabilities	26	(217)
Deferred service revenue	14	-
Other accrued liabilities	(665)	(75)
Total adjustments	(1,332)	(540)
Net cash used in operating activities	$(1,899)	$(3,318)
INVESTING ACTIVITIES:
Purchases of equipment	(74)	(89)
Proceeds from the sale of marketable securities	1,753	3,363
Net cash provided by investing activities	$1,679	$3,274
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(220)	$(44)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$5,462	$1,966
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,242	$1,922
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$2

See notes to condensed consolidated financial statements.

QUALSTAR CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED DECEMBER 31, 2014

(Unaudited)

(In thousands)

	Common Stock		Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Income	Deficit	Total
Balance at June 30, 2014	12,253	$18,943	$1	$(9,821)	$9,123
Share-based compensation	-	56	-	-	56
Comprehensive loss:
Change in unrealized gains on investments	-	-	(1)	-	(1)
Net loss	-	-	-	(567)	(567)
Comprehensive loss	-	-	-	-	(568)
Balance at December 31, 2014	12,253	$18,999	$-	$(10,388)	$8,611

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

Deferred revenue is shown separately in the balance sheet, and deferred profit is included in other accrued liabilities in the balance sheet.  At December 31, 2014, we had deferred revenue of approximately $1,211,000, and no deferred profit.  At June 30, 2014, we had deferred revenue of approximately $1,197,000 and deferred profit of approximately $8,000.

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

Warranty Obligations

We provide for the estimated cost of product warranties at the time revenue is recognized. We engage in extensive product quality programs and processes, including active monitoring and evaluation of product failure rates, material usage and estimation of service delivery costs incurred in correcting a product failure. However, should actual product failure rates, material usage, or service delivery costs differ from our estimates, then revisions to the estimated warranty liability would be required. Historically our warranty costs have not been significant.

Legal and Other Contingencies

The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. An estimated loss from a loss contingency such as a legal proceeding or claim is accrued by a charge to income if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. When legal costs that the entity expects to incur in defending itself in connection with a loss contingency accrual are expected to be material, the loss should factor in all costs and, if the legal costs are reasonably estimable, they should be accrued in accordance with ASC 450, regardless of whether a liability can be estimated for the contingency itself. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. Changes in these factors could materially impact our financial statements. We have accrued $48,000 for such contingencies.

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

In May 2014, the FASB issued ASU 2014-09,to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that will remove inconsistencies and weaknesses in revenue requirements, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, provide more useful information to users of financial statements through improved disclosure requirements, and simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. The new guidance will be effective for us beginning July 1, 2017, and the Company is in the process of determining the potential impact and to our consolidated financial statements.

 QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

In June 2014, the FASB issued ASU 2014-12 to resolve the diverse accounting treatment of share-based payment awards that require specific performance targets to be achieved in order for employees to become eligible to vest in the awards. The new guidance will be effective for us beginning July 1, 2016, and is not expected to impact our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15,  This standard sets forth management’s responsibility to evaluate, each reporting period, whether there is substantial doubt about our ability to continue as a going concern, and if so, to provide related footnote disclosures. The standard is effective for annual reporting periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. We are currently evaluating this new standard and after adoption, we will incorporate this guidance in our assessment of going concern.

 NOTE 3 – SIGNIFICANT CUSTOMERS, CONCENTRATION OF CREDIT RISK, AND GEOGRAPHIC INFORMATION

We are exposed to interest rate risks.  Our investment income is sensitive to changes in the general level of U.S. interest rates. We have no outstanding debt nor do we utilize auction rate securities or derivative financial instruments in our investment portfolio.

Our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Sales outside North America represented approximately 54.9% of net revenues in the three months ended December 31, 2014, and 41.2% of net revenues in the three months ended December 31, 2013. Sales outside North America represented approximately 51.3% of net revenues in the six months ended December 31, 2014, and 40.3% of net revenues in the six months ended December 31, 2013.

Two customers accounted for 14.4% and 10.4% of the Company’s net revenue for the three month period ended December 31, 2014.  The customers’ accounts receivable balance totaled approximately 31.1% and 7.9%, respectively, of net accounts receivable as of December 31, 2014. Two customers accounted for 15.1% and 10.5% of the Company’s net revenue for the three month period ended December 31, 2013. The customers’ accounts receivable balances totaled approximately 10.1% and 17.0%, respectively, of net accounts receivable as of December 31, 2013.

Two customers accounted for 11.9% and 10.6% of the Company’s net revenue for the six month period ended December 31, 2014.  The customers’ accounts receivable balance, totaled approximately 31.1% and 7.9%, respectively, of net accounts receivable as of December 31, 2014. Two customers accounted for 15.0% and 9.5% of the Company’s net revenue for the six month period ended December 31, 2013. The customers’ accounts receivable balances totaled approximately 10.1% and 17.0%, respectively, of net accounts receivable as of December 31, 2013.

NOTE 4 – LOSS PER SHARE

Basic loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding.  Diluted loss per share has not been computed as the effect is antidilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
In thousands (except per share amounts):
Net loss (a)	$(245)	$(251)	$(567)	$(2,778)
Weighted average outstanding shares of common stock (b)	12,253	12,253	12,253	12,253
Dilutive potential common shares from employee stock options	—	—	—	—
Common stock and common stock equivalents (c)	12,253	12,253	12,253	12,253
Loss per share:
Basic net loss per share (a)/(b)	$(0.02)	$(0.02)	$(0.05)	$(0.23)
Diluted net loss per share (a)/(c)	$(0.02)	$(0.02)	$(0.05)	$(0.23)

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

Available-for-sale securities are recorded at market value. Unrealized holding gains and losses, net of the related income tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of shareholders’ equity until realized. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale are included in earnings when the underlying securities are sold and are derived using the specific identification method for determining the cost of securities sold. Realized loss on marketable securities for the six months ended December 31, 2014 was $8,000 and for the six months ended December 31, 2013 there was no loss.

The following tables summarize the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short-term marketable securities as of December 31, 2014 and June 30, 2014 (in thousands):

	December 31, 2014
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term Marketable Securities
Level 1:
Cash	609	-	-	609	609	-
Money Market Funds	4,633	-	-	4,633	4,633	-
Total	$5,242	$-	$-	$5,242	$5,242	$-

 QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

	June 30, 2014
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term Marketable Securities
Level 1:
Cash	617	-	-	617	617	-
Money Market Funds	4,845	-	-	4,845	4,845	-
Subtotal	$5,462	$-	$-	$5,462	$5,462	$-
Level 2:
U.S. Agency Securities	332	-	-	332	-	332
Corporate securities	1,354	1	-	1,355	-	1,355
Municipal securities	76	-	-	76	-	76
Subtotal	$1,762	$1	$-	$1,763	-	$1,763
Total	$7,224	$1	$-	$7,225	$5,462	$1,763

NOTE 7 - BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet accounts (in thousands):

Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventories are comprised as follows (in thousands):

	December 31, 2014	June 30, 2014
Raw materials	$3,129	$3,116
Finished goods	2,939	3,347
Subtotal	6,068	6,463
Less: Inventory reserve	(2,999)	(3,286)
Net inventory balance	$3,069	$3,177

Other Accrued Liabilities

	December 31, 2014	June 30, 2014
Accrued sales and use tax	$12	$17
Accrued commissions	72	48
Accrued audit fees	71	87
Accrued marketing coop expenses	39	28
Accrued legal expense	48	251
Deferred rent	-	84
Lease abandonment	48	445
Accrued royalty	49	45
Warranty reserve	168	159
Other accruals	1	10
Total other accrued liabilities	$508	$1,174

 QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

 NOTE 8 –CONTINGENCIES

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

Activity in the liability for product warranty, which is included in other accrued liabilities in the condensed balance sheets, for the periods presented, is as follows (in thousands):

	Six months Ended December 31,
	2014	2013
Beginning balance	$159	$190
Cost of warranty claims	(26)	(27)
Accruals for product warranties	35	10
Ending balance	$168	$173

NOTE 9 –COMMITMENTS

Lease Termination

On December 15, 2014, Qualstar signed a lease termination agreement with the landlord of the facility at 3990B Heritage Oak Ct, Simi Valley, California. The lease termination agreement amends the original lease term expiration date from December 31, 2015 to February 28, 2015. In accordance with the termination agreement, the Company was required to pay $184,000 in termination fee. The Company has reduced costs and the total square footage from 56,000 square feet to 20,560 square feet to better align our current needs while still allowing space for growth. The current monthly rent payment for this lease is $44,000 plus additional fees. The combined payments for the new leases beginning February 1, 2015 is $20,000.

In the three and six months ended December 31, 2014, $70,000 was included in operating expenses attributed to the termination of the lease, with the $184,000 termination fee reduced by prepaid rent of $54,000 and offset by deferred rent of $60,000. The prepaid rent will be expensed February, 2015 as outlined in the agreement. The accrual for lease abandonment taken in prior periods as a restructuring expense was reversed in the amount of $245,000.

Lease Agreements

On December 8, 2014, the Company entered into a lease agreement with K-Swiss Inc., to lease approximately 5,400 square feet of office space at 31248 Oak Crest Drive, Westlake Village, California. The five year lease commences February 1, 2015 and ends January 31, 2020.

On December 15, 2014, the Company entered into a lease agreement with Cypress Pointe Simi Valley, LLC, to lease approximately 15,160 square feet of office/warehouse space at 130 West Cochran Street, Unit C, Simi Valley, California. The thirty-seven month lease commences February 1, 2015 and ends February 28, 2018.

The future lease payments are as follows:

Year ended June 30,	Lease commitments (in thousands)
2015	$79
2016	231
2017	248
2018	212
2019	133
Thereafter	79
Total	982

 QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

NOTE 10 – COMPREHENSIVE LOSS

For the six months ended December 31, 2014 and 2013, comprehensive loss amounted to approximately $568,000 and $2,772,000, respectively. The difference in net loss and comprehensive loss for the six months ended December 31, 2014 was $1,000, which relates to the realized loss from the sale of marketable securities. For the six months ended December 31, 2013 net loss and comprehensive loss differed by $6,000, which relates to the changes in the unrealized gains that the Company recorded for its available-for-sale marketable securities.

NOTE 11 – STOCK BASED COMPENSATION

The Company recorded share-based compensation associated with outstanding stock options and restricted stock grants during the three and six months ended December 31, 2014 of approximately $38,000 and $56,000, respectively, and for the three and six months ended December 31, 2013 of ($10,000) and ($6,000), respectively. No income tax benefit was recognized in the statements of comprehensive loss for share-based arrangements in any period presented.

Stock Options

On August 8, 2014, in accordance with Mr. Bronson’s employment agreement for the year ended June 30, 2014, the board of directors granted to Mr. Bronson stock options to purchase 100,000 shares of common stock with an exercise price of $1.23. The stock options granted fully vested on the date of grant and have a term of five years, expiring on August 20, 2019, unless exercised sooner. As a result of the stock options issued to Mr. Bronson, the Company recognized $27,000 non cash stock compensation expense in the six months ended December 31, 2014.

On October 8, 2014, the board of directors approved the issuance of stock options to Steven N. Bronson to purchase 100,000 shares of Qualstar common stock at an exercise price of $1.27. The stock options shall vest on June 30, 2015 and have a term of five years, expiring on June 30, 2020 unless exercised sooner. As a result of the stock options issued to Mr. Bronson, the Company recognized $9,000 noncash stock compensation expense in the six months ended December 31, 2014.

The Company did not grant any stock options during the six months ended December 31, 2013.

Restricted Stock Awards

The following table summarizes all restricted stock awards activity (in thousands, except per share amounts):

Restricted Stock Awards	Shares	Weighted Average Fair Value Price per Share
Nonvested at June 30, 2014	100,000	$1.61
Granted (1)	—	—
Vested	—	—
Forfeited or expired
Nonvested at December 31, 2014	100,000	$1.61

(1)

Restricted stock was granted on April 1, 2014 to Daniel K. Jan of 100,000 shares to vest 33,333 on April 1, 2017; 33,333 to vest April 1, 2018 and 33,334 to vest April 1, 2019. The award is part of his employment agreement and the grant price is the closing price of the stock on April 1, 2014 of $1.61. The unvested shares are forfeited upon termination of his employment.

At December 31, 2014, the unrecognized compensation cost related to the non-vested share based compensation for restricted stock is $130,000.

 QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

NOTE 12 – LEGAL PROCEEDINGS

Overland Storage, Inc.

On June 28, 2012, Overland Storage, Inc. (“Overland”) filed a patent infringement lawsuit against Qualstar Corporation (and others) in the U.S. District Court in the Southern District of California, alleging that certain of Qualstar’s automated tape libraries infringe claims of U.S. Patent No. 6,328,766 (the “’766 Patent”). The lawsuit is entitled: Overland Storage, Inc. (Plaintiff/Counterclaim Defendant) v. Qualstar Corporation (Defendant/ Counterclaim Plaintiff), and assigned Case No.: 12-cv-1605-JLS-BLM (the “Patent Litigation”). Overland is seeking injunctive relief as well as the recovery of unspecified monetary damages. Qualstar denies that it infringed the Overland patent and filed a counterclaim against Overland. The litigation was stayed pending Inter Partes Review (“IPR”) before the Patent Trial and Appeals Board (“PTAB”) (Case IPR 2013-00357). On November 7, 2014, the PTAB issued its final written decision finding that all eleven claims by Overland related to the ‘766 Patent were “unpatentable.” The PTAB denied Overland’s request for leave to amend its claims. Overland moved for reconsideration of the PTAB’s decision, but the request was denied by the PTAB on January 8, 2015. Overland has until March 12, 2015 to file an appeal of the PTAB’s decision with the Court of Appeals for the Federal Circuit. Due to the inherent uncertainty of litigation, we cannot identify probable or estimable damages related to the lawsuit at this time.

Lawrence D. Firestone and others

On August 12, 2013, Qualstar filed a complaint against former Chief Executive Officer Lawrence D. Firestone and others in the Superior Court of the State of California, County of Los Angeles entitled: Qualstar Corporation v. Lawrence D. Firestone, Stanley Corker, Carl W. Gromada, Robert A. Meyer, Robert Rich, Daniel Molhoek, Allen Alley, Gerald Laber, Steven Wagner, and DOES 1 through 10, inclusive, Case No.: BC 514889. On April 17, 2014, Defendant Firestone filed a cross-complaint against Qualstar. The matter has been resolved by the parties, and the claims subject to the Qualstar’s complaint and Lawrence D. Firestone’s cross-complaint have been withdrawn.

Needham & Company, LLC

On March 11, 2014, Qualstar filed a complaint against Needham & Company, LLC (“Needham”) entitled: Qualstar Corporation v. Needham & Company, LLC, pending in the Supreme Court of the State of New York, New York County and assigned index number 650773/14. Qualstar asserted claims against Needham for breach of contract, breach of the covenant of good faith and fair dealing, unjust enrichment and negligence based on Needham’s provision of financial advisory services to Qualstar, between January 2013 and February 2013, in connection with the unsolicited partial tender offer for Qualstar submitted by BKF Capital Group, Inc. Needham moved to dismiss the complaint, and on January 5, 2015, the court granted Needham’s motion, thereby dismissing the entirety of the complaint. Qualstar has filed an appeal of the court’s ruling dismissing the complaint.

Other legal matters

Qualstar is also subject to a variety of other claims and legal proceedings that arise from time to time in the ordinary course of our business. Although management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. We accrue loss contingencies in connection with our commitments and contingencies, including litigation, when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. As of December 31, 2014, we had accrued aggregate current liabilities of $48,000 in probable fees and costs related to these legal matters.

 QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

NOTE 13 – INCOME TAXES

We did not record a provision or benefit for income taxes for the three and six months ended December 31, 2014 and 2013.   The Company has recorded a full valuation allowance against its net deferred tax assets based on the Company’s assessment regarding the realizability of these net deferred tax assets in future periods.

NOTE 14 – SEGMENT INFORMATION

In its operation of the business, management reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with U.S. GAAP. Our two segments are Power Supplies and Data Storage. The two segments discussed in this analysis are presented in the way we internally manage and monitor performance for the three and six months ended December 31, 2014 and 2013. Allocations for internal resources were made for the three and six months ended December 31, 2014 and 2013. The power supplies segment tracks certain assets separately, and all others are recorded in the storage segment for internal reporting presentations.  The types of products and services provided by each segment are summarized below:

Power Supplies — We design, develop, and sell small, open frame, high-efficiency switching power supplies. These power supplies are used to convert AC line voltage to DC voltages, or DC voltages to other DC voltages for use in a wide variety of electronic equipment such as telecommunications equipment, machine tools, routers, switches, wireless systems and gaming devices.

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

Segment revenue, loss before taxes and total assets were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Revenue
Power Supplies	$1,553	$1,843	$2,952	$2 ,796
Data Storage:
Product	1,457	1,020	2,824	1,844
Service	518	577	1,072	991
Total data storage	$1,975	$1,597	$3,896	$2,835
Total revenue	$3,528	$3,440	$6,848	$5,631

 QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Loss before Taxes
Power Supplies	$(164)	$(69)	$(406)	$(387)
Data Storage	(81)	(182)	(161)	(2,391)
Total loss before taxes	$(245)	$(251)	$(567)	$(2,778)

	December 31, 2014	June 30, 2014
Total Assets
Cash and marketable securities:
Cash and cash equivalents	$5,242	$5,462
Marketable securities	-	1,763
Total cash and marketable securities	$5,242	$7,225
Other assets:
Power Supplies	2,386	2,329
Data Storage	4,330	3,231
Total other assets	$6,716	$5,560
Total assets	$11,958	$12,785

  NOTE 15 – RELATED PARTY TRANSACTIONS

The Company entered into a license agreement, dated May 1, 2014 (the “License Agreement”) with BKF Capital Group, Inc. (“BKF”). Pursuant to the License Agreement, commencing on May 1, 2014, BKF shall have a license to occupy and use one furnished office, telephone and other services, located at Qualstar’s executive offices. Pursuant to the License Agreement, BKF shall pay to Qualstar a license fee $1,200 per month. For the three and six months ended December 31, 2014, BFK paid $3,600 and $7,200 to Qualstar as license fees, respectively. Steven N. Bronson, the Company’s Chairman and CEO, is also the Chairman, CEO and majority shareholder of BKF.

The Company has agreed to reimburse or to be reimbursed by Interlink Electronics, Inc. (“Interlink”), for IT, sales and marketing support and other expenses paid on behalf of the Company or Interlink. For the three months ended December 31, 2014 the Company reimbursed Interlink $16,000, net, and for the three months ended December 31, 2013 the Company reimbursed Interlink $63,000. For the six months ended December 31, 2014 the Company reimbursed Interlink $30,000, net, and for the six months ended December 31, 2013 the Company reimbursed Interlink $63,000. Steven N. Bronson is also the Chairman and CEO and a majority shareholder of Interlink.

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

OVERVIEW

Qualstar Corporation and its Subsidiary (“Qualstar”, the “Company”, “we”, “us” or “our”) is a leading provider of high efficiency and high density power solutions marketed under the N2Power brand, and of data storage systems marketed under the Qualstar brand. Qualstar is organized into two strategic business units, power solutions and storage systems. Power solutions products include ultra-small high efficiency switching power supplies that provide unique power solutions to original equipment manufacturers for a wide range of markets: including telecommunications networking, industrial, gaming, test equipment, LED/lighting, medical as well as other market applications. Data storage system products include highly scalable automated magnetic tape libraries used to store, retrieve and manage electronic data primarily in the network computing environment and provide solutions for organizations requiring backup, recovery and archival storage of critical electronic information.

On June 30, 2014, Qualstar formed Qualstar Corporation Singapore Private Limited, a Singapore corporation. This entity will enable us to hire and expand our engineering and product development staff in Singapore to support Qualstar’s overall product expansion. We also plan to use this entity to seek out and secure potentially strategic relationships with Singapore-based companies, technology institutes and colleges on joint development product initiatives.

In July 2002, Qualstar purchased the assets of N2Power, Incorporated, a supplier of ultra-small high-efficiency open frame switching power supplies. Power supplies are sold with the N2Power brand name as well as under a private label brand name to OEMs to incorporate into computer based products for telephony, industrial, gaming, test, networking equipment and other applications. N2Power is a division of Qualstar.

Qualstar continues to focus on returning the Company to profitability.  The two key elements of this strategy are cost reduction and sales growth. In order to grow sales, the Company has expanded its product portfolio in both the data storage business and power supplies.

In the first six months of fiscal 2015, the Company has increased production to meet the demand of our data storage sales. Our data storage segment added the Crossroads Systems ReadVerify Appliance (“RVA”) to its Qualstar storage product portfolio. Our power supply segment has expanded its AC-DC power supply offerings by adding the high-efficiency slim line DIN Rail Power Supplies and Medically Certified Power Supplies Series to its N2 Power brand product portfolio.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We describe our significant accounting policies in Note 1, “Summary of Significant Accounting Policies” of the accompanying Notes to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

(Unaudited)

(In thousands, except for percentages)

	Three Months Ended December 31,				Six Months Ended December 31,
	2014		2013		2014		2013
	$	%	$	%	$	%	$	%
Power supply revenues	$1,553	44.0%	$1,843	46.4%	$2,952	43.1%	$2,796	49.6%
Storage revenues	1,975	56.0%	1,597	53.6%	3,896	56.9%	2,835	50.4%
Net revenues	3,528	100.0%	3,440	100.0%	6,848	100.0%	5,631	100.0%
Cost of goods sold	2,428	68.8%	1,931	56.1%	4,522	66.0%	3,661	65.0%
Gross profit	$1,100	31.2%	$1,509	43.9%	$2,326	34.0%	$1,970	35.0%
Operating expenses:
Engineering	326	9.2%	604	17.6%	685	10.0%	1,478	26.2%
Sales and marketing	591	16.8%	512	14.9%	1,096	16.0%	1,245	22.1%
General and administrative	684	19.4%	623	18.1%	1,368	20.0%	2,017	35.8%
Restructuring	(245)	(6.9)%	26	.8%	(245)	(3.6)%	26	.5%
Total operating expenses	$1,356	38.5%	$1,765	51.4%	$2,904	42.4%	$4,766	84.6%
Loss from operations	(256)	(7.3)%	(256)	(7.5)%	(578)	(8.4)%	(2,796)	(49.6)%
Other income	11	.3%	5	.1%	11	.2%	18	.3%
Net loss	$(245)	(7.0)%	(251)	(7.4)%	(567)	(8.2)%	(2,778)	(49.3)%

The percentages in the table are based on net revenues.

Three months Ended December 31, 2014 Compared to Three months Ended December 31, 2013

Net Revenues

Net revenues increased to $3.5 million for the three months ended December 31, 2014 from $3.4 million for the three months ended December 31, 2013, an increase of $.1 million, or 2.9%.

Segment Revenue

Power Supplies – Net revenues from power supplies were $1.5 million for the three months ended December 31, 2014 compared with $1.8 million for the three months ended December 31, 2013, a decrease of $0.3 million, or 16.7%.

Data Storage – Net revenues from data storage were $2.0 million for the three months ended December 31, 2014 compared with $1.6 million for the three months ended December 31, 2013, an increase of $0.4 million, or 25.0%.

Gross Profit: Gross profit decreased to $1.1 million for the three months ended December 31, 2014 from $1.5 million for the three months ended December 31, 2013.   This decrease of $0.4 million, or 26.7%, is primarily attributed to the $0.3 million in the sales of lower margin product and $0.1 million of additional inventory reserves in the three months ended December 31, 2014. The three months ended December 31, 2013 benefited from a material purchase variance attributed to the repurchase of inventory from the former contract manufacturer, Benchmark Electronics.

Engineering:  Engineering expenses decreased by $0.3 million, or 50.0%, to $0.3 million for the three months ended December 31, 2014 from $0.6 million for the three months ended December 31, 2013. This decrease is primarily attributed to a reduction in salaries as we reduced headcount and consultant expenses and closed the Colorado facility during the three months ended December 31, 2013.

Sales and Marketing:  Sales and marketing expenses increased by $0.1 million or 20%, to $0.6 million for the three months ended December 31, 2014 from $0.5 million for the three months ended December 31, 2013. The increase is primarily attributed to travel and tradeshow expenses.

General and Administrative:  General and administrative expenses remained consistent at $0.7 million for the three months ended December 31, 2014 and 2013.

Restructuring Expense: In fiscal year 2013, the Company evaluated production capacity, revenue and facility size, of the Simi Valley building and determined that a reduction in facility size to fit the production requirements was needed in the storage segment.  This resulted in an abandonment of square footage and a facility restructuring charge applied to the remaining contractual lease payments. The Company also closed the Colorado facility in October 2013 and expensed the remaining rent of $26,000 in the three months ended December 31, 2013. In the three months ended December 31, 2014, the Company terminated the Simi Valley building lease and reversed the abandonment charge as it related to the months after the lease termination date of February 28, 2015, in the amount of $0.2 million.

Other Income:  For the three months ended December 31, 2014, the net other income was $11,000 a $6,000 increase from $5,000 for the three months ended December 31, 2013 due to a change in managing the investments.

Provision for Income Taxes:  We did not record a provision or benefit for income taxes for the three months ended December 31, 2014 or 2013.

Six months Ended December 31, 2014 Compared to Six months Ended December 31, 2013

Net Revenues

Net revenues increased to $6.8 million for the six months ended December 31, 2014 from $5.6 million for the six months ended December 31, 2013, an increase of $1.2 million, or 21.4%.

Segment Revenue

Power Supplies – Net revenues from power supplies were $2.9 million for the six months ended December 31, 2014 compared with $2.8 million for the six months ended December 31, 2013, an increase of $0.1 million, or 3.6%.

Data Storage – Net revenues from data storage were $3.9 million for the six months ended December 31, 2014 compared with $2.8 million for the six months ended December 31, 2013, an increase of $1.1 million, or 39.3%.

Gross Profit: Gross profit increased to $2.3 million for the six months ended December 31, 2014 from $2.0 million for the six months ended December 31, 2013.   This increase of $0.3 million, or 15.0%, is primarily attributed to the $0.4 million reserve for excess and obsolete inventory taken in the six months ended December 31, 2013 and a net recovery of the reserve in the six months ended December 31, 2014 of $0.3 million.

Engineering:  Engineering expenses decreased by $0.9 million, or 60.0%, to $0.6 million for the six months ended December 31, 2014 from $1.5 million for the six months ended December 31, 2013. This decrease is primarily attributed to a reduction in salaries as we reduced headcount and consultant expenses and closed the Colorado facility in September, 2013.

Sales and Marketing:  Sales and marketing expenses decreased by $0.1 million or 7.7%, to $1.1 million for the six months ended December 31, 2014 from $1.2 million for the six months ended December 31, 2013. The decrease is primarily attributed to a reduction in salaries and commissions as we reduced headcount and a reduction in advertising and promotional expenses.

General and Administrative:  General and administrative expenses decreased by $0.6 million or 30.0%, to $1.4 million for the six months ended December 31, 2014 from $2.0 million for the six months ended December 31, 2013. The decrease is primarily attributed to a reduction in legal expenses from the proxy contest in connection with the company’s 2013 annual shareholders meeting of $0.4 million.

Restructuring Expense: In the six months ended December 31, 2014, the Company terminated its lease and reversed the abandonment charge as it related to the months after the lease termination date of February 28, 2015, in the amount of $0.2 million. In the six months ended December 31, 2013, the Company took a $26,000 charge for the abandonment of the Colorado leased facility.

Other Income:  For the six months ended December 31, 2014, the net other income was $11,000 down from $18,000 for the six months ended December 31, 2013 due to a reduction in investment income.

Provision for Income Taxes:  We did not record a provision or benefit for income taxes for the six months ended December 31, 2014 or 2013.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $1.9 million in the six months ended December 31, 2014, primarily attributed to the $0.6 million net loss for the period, an increase of $1.2 million in accounts receivables, a $0.1 million increase in prepaid expenses, and a decrease in other accrued liabilities of $0.7 million partially offset by a decrease of $0.1 million in total net inventory and an increase of $0.3 million of accounts payable. Net cash used in operating activities was $3.3 million in the six months ended December 31, 2013, primarily attributed to the net loss of $2.8 million for the period, an increase in inventory, and a decrease in accounts receivable and accounts payable.

Cash provided by investing activities was $1.7 million in the six months ended December 31, 2014, is primarily attributed to the sale of marketable securities of $1.8 million, partially offset by $0.1 million cash used to purchase equipment.   Cash provided by investing activities was $3.3 million in the six months ended December 31, 2013, attributed to proceeds from the sale marketable securities of $3.3 million, partially offset by $0.1 million cash used to purchase equipment.

Cash was not used in financing activities during the six months ended December 31, 2014 or 2013.

As of December 31, 2014, we had $5.2 million in cash and cash equivalents. The decrease in cash of $0.2 million from June 30, 2014 consisted mainly of the increase in receivables of $1.2 million and the decrease in other liabilities of $0.7 million offset with the sale of marketable securities of $1.8 million.

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

Evaluation of disclosure and controls and procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that the Company’s disclosure controls and procedures are operating in an effective manner to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Changes in internal controls over financial reporting

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Overland Storage, Inc.

On June 28, 2012, Overland Storage, Inc. (“Overland”) filed a patent infringement lawsuit against Qualstar Corporation (and others) in the U.S. District Court in the Southern District of California, alleging that certain of our automated tape libraries infringe claims of U.S. Patent No. 6,328,766 (the “’766 Patent”). The lawsuit is entitled: Overland Storage, Inc. (Plaintiff/Counterclaim Defendant) v. Qualstar Corporation (Defendant/ Counterclaim Plaintiff), and assigned Case No.: 12-cv-1605-JLS-BLM (the “Patent Litigation”). Overland is seeking injunctive relief as well as the recovery of unspecified monetary damages. We do not believe we infringe the Overland patent and we have filed a counterclaim. The litigation was stayed pending Inter Partes Review (“IPR”) before the Patent Trial and Appeals Board (“PTAB”) (Case IPR 2013-00357). On November 7, 2014, the PTAB issued its final written decision finding that all eleven claims by Overland related to the ‘766 Patent were “unpatentable.” The PTAB denied Overland’s request for leave to amend its claims. Because the sole patent at issue in the Patent Litigation was the ‘766 Patent, and Overland did not appeal the PTAB’s decision within the 60 day deadline, which was January 6, 2015, the PTAB’s decision is final and disposed of the sole basis for Overland’s claims against Qualstar in the Patent Litigation. The parties are currently awaiting the Court to take action on lifting the stay, so that Qualstar can move to formally dismiss the lawsuit.

Lawrence D. Firestone and others

On August 12, 2013, Qualstar filed a complaint against former Chief Executive Officer Lawrence D. Firestone and others in the Superior Court of the State of California, County of Los Angeles entitled: Qualstar Corporation v. Lawrence D. Firestone, Stanley Corker, Carl W. Gromada, Robert A. Meyer, Robert Rich, Daniel Molhoek, Allen Alley, Gerald Laber, Steven Wagner, and DOES 1 through 10, inclusive, Case No.: BC 514889. On April 17, 2014, Defendant Firestone filed a cross-complaint against Qualstar. The matter has been resolved by the parties, and the claims subject to the Qualstar’s complaint and Lawrence D. Firestone’s cross-complaint have been withdrawn.

Needham & Company, LLC

On March 11, 2014, Qualstar filed a complaint against Needham & Company, LLC (“Needham”) entitled: Qualstar Corporation v. Needham & Company, LLC, pending in the Supreme Court of the State of New York, New York County and assigned index number 650773/14. Qualstar asserted claims against Needham for breach of contract, breach of the covenant of good faith and fair dealing, unjust enrichment and negligence based on Needham’s provision of financial advisory services to Qualstar, between January 2013 and February 2013, in connection with the unsolicited partial tender offer for Qualstar submitted by BKF Capital Group, Inc. Needham moved to dismiss the complaint, and on January 5, 2015, the court granted Needham’s motion, thereby dismissing the entirety of the complaint. Qualstar has filed an appeal of the court’s ruling dismissing the complaint.

Other legal matters

Qualstar is also subject to a variety of other claims and legal proceedings that arise from time to time in the ordinary course of our business. Although management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. We accrue loss contingencies in connection with our commitments and contingencies, including litigation, when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. As of December 31, 2014 we had accrued aggregate current liabilities of $48,000 in probable fees and costs related to these legal matters.

ITEM 1A.   Risk Factors

There have been no significant changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

ITEM 5. Other Information

On December 15, 2014, Qualstar signed a lease termination agreement (the “Termination Agreement”) with Liberty Property Limited Partnership the landlord for the Company’s office and warehouse located at 3990B Heritage Oak Ct, Simi Valley, California (the “Simi Valley Facility”). Pursuant to the Termination Agreement, the Company’s lease for the Simi Valley Facility will terminate on January 31, 2015, subject to a one-time thirty (30) day extension, instead of December 31, 2015. In accordance with the Termination Agreement, as consideration for the early termination of the Company’s lease for the Simi Valley Facility, the Company was required to pay an $184,000 termination fee. The above description of the Termination Agreement is only a summary and readers are referred to the Termination Agreement for its full terms and conditions. A copy of the Termination Agreement is attached to this Quarterly Report on Form 10-Q as Exhibit 10.11, and is incorporated herein by reference.

Effective February 9, 2015 the Company relocated its principal offices to 31248 Oak Crest Drive, Suite 120, Westlake Village, California 91361 (the “Westlake Office”). Our telephone number did not change. On December 8, 2014, the Company entered into a lease agreement with K-Swiss Inc., to lease the Westlake Office, which consists of approximately 5,400 square feet of office space at 31248 Oak Crest Drive, Westlake Village, California (the “Westlake Lease”). The Westlake Lease is for a term of five years commencing on February 1, 2015 and terminating on January 31, 2020. Pursuant to the Westlake Lease the Company is required to pay base rent in the amount of $119,880 per year payable in monthly installments of $9,990 per month, with an annual 3% increase. The Company also has the option to extend the Westlake Lease for an additional term of five (5) years. The above description of the Westlake Lease is only a summary and readers are referred to the Westlake Lease for its full terms and conditions. A copy of the Westlake Lease is attached to this Quarterly Report on Form 10-Q as Exhibit 10.12, and is incorporated herein by reference.

On December 15, 2014, the Company entered into a lease agreement with Cypress Pointe Simi Valley, LLC, to lease approximately 15,160 square feet of office/warehouse space at 130 West Cochran Street, Unit C, Simi Valley, California. (the “Cochran Lease”). The Cochran Lease is for a term of thirty-seven (37) months commencing on February 1, 2015 and terminating on February 28, 2018. Pursuant to the Cochran Lease the Company is required to pay base rent in the amount of $118,248 per year payable in monthly installments of $9,854 per month. The Company must also pay an additional pro-rata amount for taxes and other common charges under the Cochran Lease. The above description of the Cochran Lease is only a summary and readers are referred to the Cochran Lease for its full terms and conditions. A copy of the Cochran Lease is attached to this Quarterly Report on Form 10-Q as Exhibit 10.13, and is incorporated herein by reference.

Pursuant to the Termination Agreement, the Westlake Lease and the Cochran Lease, the Company has reduced the total square footage of office and warehouse space from 57,000 square feet to 21,000 square feet. This reduction in office and warehouse space is more aligned to the Company’s current needs, while still providing space for growth. Moreover, the reduction in space will have the effect of reducing the monthly rent from approximately $44,000 plus additional fees under the Simi Valley Facility lease to combined payments of approximately $20,000 plus additional fees under the Westlake Lease and the Cochran Lease.

ITEM 6.   EXHIBITS

Exhibit No.	Exhibit Index

10.11

Lease Termination Agreement between Liberty Property Limited Partnership and Qualstar Corporation, dated December 15, 2014, concerning the property located at 3990B Heritage Oak Ct., Simi Valley, CA 93063.

10.12	Standard Multi-Tenant Offices Lease between K-Swiss, Inc. and Qualstar Corporation, dated December 8, 2014, concering the property located at 31248 Oak Crest Dr, Westlake Village, CA 91361.
10.13	Industrial Real Estate Lease between Cypress Pointe Simi Valley, LLC and Qualstar Corporation, dated December 15, 2014 concerning the property located at 130 West Chochran St., Simi Valley, CA 93065.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALSTAR CORPORATION

Dated: February 12, 2015	By:	/s/STEVEN N. BRONSON
Steven. N. Bronson
Chief Executive Officer and President
(Principal Executive Officer)