Form 10-Q
period 2015-03-31
QUALSTAR CORP
filed 2015-05-14
CIK 758938

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period March 31, 2015

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

Total shares of common stock without par value outstanding at May 8, 2015 are 12,253,117.

QUALSTAR CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	●	Condensed Consolidated Balance Sheets — March 31, 2015 and June 30, 2014	1

	●	Condensed Consolidated Statements of Comprehensive Loss — Three and nine months ended March 31, 2015 and 2014	2

	●	Condensed Consolidated Statements of Cash Flows — Nine months ended March 31, 2015 and 2014	3

	●	Condensed Consolidated Statement of Changes in Shareholders’ Equity — Nine months ended March 31, 2015	4

	●	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		17

Item 3.	Qualitative and Quantitative Disclosures About Market Risk		21

Item 4.	Controls and Procedures		21

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

QUALSTAR CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2015	June 30, 2014
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$5,453	$5,462
Marketable securities	-	1,763
Accounts receivables, net of allowances of $61 at March 31, 2015 and $92 at June 30, 2014	1,802	1,412
Inventories	2,932	3,177
Prepaid expenses and other current assets	238	241
Total current assets	10,425	12,055
Property and equipment, net	597	663
Other assets	43	67
Total assets	$11,065	$12,785

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$977	$952
Accrued payroll and related liabilities	448	322
Deferred service revenue, short term	854	954
Other accrued liabilities	389	1,174
Total current liabilities	2,668	3,402

Other long term liabilities	17	17
Deferred service revenue, long term	236	243
Total long term liabilities	253	260

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued	-	-
Common stock, no par value; 50,000 shares authorized, 12,253 shares issued and outstanding as of March 31, 2015 and June 30, 2014	19,019	18,943
Accumulated other comprehensive income	-	1
Accumulated deficit	(10,875)	(9,821)
Total shareholders’ equity	8,144	9,123
Total liabilities and shareholders’ equity	$11,065	$12,785

See notes to condensed consolidated financial statements.

QUALSTAR CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

  (In thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net revenues	$2,805	$2,562	$9,653	$8,192
Cost of goods sold	1,888	2,761	6,410	6,422
Gross profit (loss)	$917	$(199)	$3,243	$1,770
Operating expenses:
Engineering	314	501	999	1,979
Sales and marketing	452	484	1,548	1,728
General and administrative	608	992	1,976	3,009
Restructuring	-	-	(245)	26
Total operating expenses	$1,374	$1,977	$4,278	$6,742
Loss from operations	(457)	(2,176)	(1,035)	(4,972)
Other income (expense)	(30)	7	(19)	25
Loss before income taxes	(487)	(2,169)	(1,054)	(4,947)
Provision for income taxes	-	-	-	-
Net loss	$(487)	$(2,169)	$(1,054)	$(4,947)
Change in unrealized losses on investments	-	(7)	(1)	(1)
Comprehensive loss	$(487)	$(2,176)	$(1,055)	$(4,948)
Loss per common share:
Basic and Diluted	$(0.04)	$(0.18)	$(0.09)	$(0.40)
Weighted average common shares outstanding:
Basic and Diluted	12,253	12,253	12,253	12,253

See notes to condensed consolidated financial statements.

QUALSTAR CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

(In thousands)

	Nine Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES:
Net loss	$(1,054)	$(4,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	168	136
Loss on disposal of assets	30	4
Provision for bad debts and returns, net	(31)	49
Provision for inventory reserve and adjustments	(269)	1,794
Share based compensation	76	(6)
Loss on sale of marketable securities	9	-
Changes in operating assets and liabilities:
Accounts receivable	(358)	2,007
Inventories	514	(3,593)
Prepaid expenses and other current assets	63	73
Accounts payable	43	(1,185)
Accrued payroll and related liabilities	127	(189)
Deferred service revenue	(108)	295
Other accrued liabilities	(785)	(362)
Total adjustments	(521)	(977)
Net cash used in operating activities	$(1,575)	$(5,924)

INVESTING ACTIVITIES:
Purchases of equipment	(214)	(146)
Proceeds from the sale of equipment	27	-
Proceeds from the sale of marketable securities	1,753	8,927
Net cash provided by investing activities	$1,566	$8,781

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(9)	$2,857

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$5,462	$1,966

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,453	$4,823

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$1	$2

See notes to condensed consolidated financial statements.

QUALSTAR CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED MARCH 31, 2015

(Unaudited)

(In thousands)

	Common Stock		Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Income	Deficit	Total
Balance at June 30, 2014	12,253	$18,943	$1	$(9,821)	$9,123
Share-based compensation	-	76	-	-	76
Comprehensive loss:
Change in unrealized gains on investments	-	-	(1)	-	(1)
Net loss	-	-	-	(1,054)	(1,054)
Comprehensive loss	-	-	-	-	(1,055)
Balance at March 31, 2015	12,253	$19,019	$-	$(10,875)	$8,144

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

Service contracts are sold by Qualstar to customers for a period of time to provide product support after the warranty expires. The service contracts allow customers to call Qualstar for technical support, replace defective parts and to have onsite service provided by Qualstar’s third party contract service provider. The Company records revenues for contract services at the amount of the service contract, but such amount is deferred at the beginning of the service term and amortized ratably over the life of the contract.

 QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

Deferred revenue is shown separately in the balance sheet, and deferred profit is included in other accrued liabilities in the balance sheet.  At March 31, 2015, we had deferred revenue of approximately $1,090,000 and no deferred profit.  At June 30, 2014, we had deferred revenue of approximately $1,197,000 and deferred profit of approximately $8,000.

Marketable Securities

Marketable securities consist primarily of high-quality U.S. corporate securities, U.S. federal government debt securities, corporate and municipal bonds. Our marketable securities portfolio consists of short-term securities with original maturities of greater than three months from the date of purchase and remaining maturities of less than one year. Marketable securities are classified as “available-for-sale” and are recorded at fair value using the specific identification method. Unrealized gains and losses are reflected in other comprehensive income until realized and realized gains and losses are included in earnings when the underlying securities are sold and are derived using the specific identification method for determining the cost of securities sold. If the credit ratings of the security issuers deteriorate or if market conditions deteriorate, we may be required to reduce the value of our investments through an impairment charge.

Fair Value of Financial Instruments

We measure fair value on all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least quarterly). See “Note 5 – Fair Value Measurements.”

Allowance for Doubtful Accounts

We estimate our allowance for doubtful accounts based on an assessment of the collectability of specific accounts and the overall condition of accounts receivable. In evaluating the adequacy of the allowance for doubtful accounts, specific trade receivables, historical bad debts, customer credits, customer credit-worthiness and changes in customers’ payment terms and patterns are analyzed. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make additional payments, then additional allowances may be needed. Likewise, if it is determined that more of our receivables may be realized in the future than previously estimated, we would adjust the allowance to increase income in the period of this determination.

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

QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

Legal and Other Contingencies

The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. An estimated loss from a loss contingency such as a legal proceeding or claim is accrued by a charge to income if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. When legal costs that the entity expects to incur in defending itself in connection with a loss contingency accrual are expected to be material, the loss should factor in all costs and, if the legal costs are reasonably estimable, they should be accrued in accordance with ASC 450, regardless of whether a liability can be estimated for the contingency itself. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. Changes in these factors could materially impact our financial statements. We have accrued $31,000 for such contingencies.

Share-Based Compensation

Share-based compensation is accounted for in accordance with ASC 718, “Compensation – Stock Compensation.” The Black-Scholes option-pricing model is used to determine fair value of the award at the date of grant and recognize compensation expense over the vesting period. The inputs for the model require the use of judgment, estimates and assumptions regarding the expected volatility of the stock, the expected term the average employee will hold the option prior to the date of exercise, expected future dividends, and the amount of share-based awards that are expected to be forfeited. Changes in these inputs and assumptions could occur and actual results could differ from these estimates, and our results of operations could be impacted.

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

 QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

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

In May 2014, the FASB issued ASU 2014-09, to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that will remove inconsistencies and weaknesses in revenue requirements, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, provide more useful information to users of financial statements through improved disclosure requirements, and simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. The new guidance will be effective for us beginning July 1, 2017, and the Company is in the process of determining the potential impact to our consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12 to resolve the diverse accounting treatment of share-based payment awards that require specific performance targets to be achieved in order for employees to become eligible to vest in the awards. The new guidance will be effective for us beginning July 1, 2016, and is not expected to impact our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15.  This standard sets forth management’s responsibility to evaluate, each reporting period, whether there is substantial doubt about our ability to continue as a going concern, and if so, to provide related footnote disclosures. The standard is effective for annual reporting periods ending after March 15, 2016 and interim periods within annual periods beginning after March 15, 2016. We are currently evaluating this new standard and after adoption, we will incorporate this guidance in our assessment of going concern.

In February 2015, the FASB issued ASU 2015-02 to change the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The standard is effective for fiscal and interim periods within those fiscal years, beginning after December 15, 2015. We are currently evaluating this new standard and after adoption, we will incorporate this guidance in our analysis for consolidations.

NOTE 3 – SIGNIFICANT CUSTOMERS, CONCENTRATION OF CREDIT RISK, AND GEOGRAPHIC INFORMATION

We are exposed to interest rate risks.  Our investment income is sensitive to changes in the general level of U.S. interest rates. We have no outstanding debt nor do we utilize auction rate securities or derivative financial instruments in our investment portfolio.

Our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Sales outside North America represented approximately 56.3% of net revenues in the three months ended March 31, 2015, and 57.2% of net revenues in the three months ended March 31, 2014. Sales outside North America represented approximately 52.8 % of net revenues in the nine months ended March 31, 2015, and 43.6% of net revenues in the nine months ended March 31, 2014.

QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

Two customers accounted for 13.7% and 13.5% of the Company’s net revenue for the three-month period ended March 31, 2015.  The customer’s accounts receivable balance totaled approximately 21.4% and 15.6%, respectively, of net accounts receivable as of March 31, 2015. One customer accounted for 13.2% of the Company’s net revenue for the three-month period ended March 31, 2014. The customer’s accounts receivable balances totaled approximately 21.4% of net accounts receivable as of March 31, 2014.

One customer accounted for 11.4% of the Company’s net revenue for the nine-month period ended March 31, 2015.  The customer’s accounts receivable balance totaled approximately 15.6%, of net accounts receivable as of March 31, 2015. Two customers accounted for 12.3% and 10.6% of the Company’s net revenue for the nine-month period ended March 31, 2014. The customer’s accounts receivable totaled approximately 4.8% and 21.4%, respectively, of net accounts receivable as of March 31, 2014.

NOTE 4 – LOSS PER SHARE

Basic loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding.  Diluted loss per share has not been computed as the effect is antidilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
In thousands (except per share amounts):
Net loss (a)	$(487)	$(2,169)	$(1,054)	$(4,947)
Weighted average outstanding shares of common stock (b)	12,253	12,253	12,253	12,253
Dilutive potential common shares from employee stock options	—	—	—	—
Common stock and common stock equivalents (c)	12,253	12,253	12,253	12,253
Loss per share:
Basic net loss per share (a)/(b)	$(0.04)	$(0.18)	$(0.09)	$(0.40)
Diluted net loss per share (a)/(c)	$(0.04)	$(0.18)	$(0.09)	$(0.40)

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

QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

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

Available-for-sale securities are recorded at market value. Unrealized holding gains and losses, net of the related income tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of shareholders’ equity until realized. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale are included in earnings when the underlying securities are sold and are derived using the specific identification method for determining the cost of securities sold. Realized loss on marketable securities for the nine months ended March 31, 2015 was $9,000 and for the nine months ended March 31, 2014 there was no loss.

The following tables summarize the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short-term marketable securities as of March 31, 2015 and June 30, 2014 (in thousands):

	March 31, 2015
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term Marketable Securities
Level 1:
Cash	820	-	-	820	820	-
Money Market Funds	4,633	-	-	4,633	4,633	-
Total	$5,453	$-	$-	$5,453	$5,453	$-

	June 30, 2014

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term Marketable Securities
Level 1:
Cash	617	-	-	617	617	-
Money Market Funds	4,845	-	-	4,845	4,845	-
Subtotal	$5,462	$-	$-	$5,462	$5,462	$-
Level 2:
U.S. Agency Securities	332	-	-	332	-	332
Corporate securities	1,354	1	-	1,355	-	1,355
Municipal securities	76	-	-	76	-	76
Subtotal	$1,762	$1	$-	$1,763	-	$1,763
Total	$7,224	$1	$-	$7,225	$5,462	$1,763

QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

NOTE 7 - BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet accounts (in thousands):

Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventories are comprised as follows (in thousands):

	March 31, 2015	June 30, 2014
Raw materials	$2,751	$3,116
Finished goods	3,198	3,347
Subtotal	5,949	6,463
Less: Inventory reserve	(3,017)	(3,286)
Net inventory balance	$2,932	$3,177

Other Accrued Liabilities

	March 31, 2015	June 30, 2014
Accrued sales and use tax	$12	$17
Accrued commissions	61	48
Accrued audit fees	83	87
Accrued marketing coop expenses	28	28
Accrued legal expense	31	251
Deferred rent	10	84
Lease abandonment	—	445
Accrued royalty	—	45
Warranty reserve	164	159
Other accruals	—	10
Total other accrued liabilities	$389	$1,174

NOTE 8 –CONTINGENCIES

Accrued Warranty

We provide for the estimated costs of hardware warranties at the time the related revenue is recognized. We estimate the costs based on historical and projected product failure rates, historical and projected repair costs, and knowledge of specific product failures (if any). The specific hardware warranty terms and conditions for tape libraries generally include parts and labor over a three-year period. The warranty for power supplies is generally three years. We regularly re-evaluate our estimates to assess the adequacy of the recorded warranty liabilities and adjust the amounts as necessary.

Activity in the liability for product warranty, which is included in other accrued liabilities in the condensed balance sheets for the periods presented, is as follows (in thousands):

	Nine months Ended March 31,
	2015	2014
Beginning balance	$159	$190
Cost of warranty claims	(39)	(44)
Accruals for product warranties	44	20
Ending balance	$164	$166

QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

NOTE 9 –COMMITMENTS

Lease Termination

In order to reduce the outflow of cash and reduce expenses, the Company elected to move facilities. On December 15, 2014, Qualstar signed a lease termination agreement with the landlord of the facility at 3990B Heritage Oak Ct, Simi Valley, California. The lease termination agreement amends the original lease term expiration date from December 31, 2015 to February 28, 2015. In accordance with the termination agreement, the Company was required to pay a $184,000 termination fee. The Company reduced costs and the total square footage from 56,000 square feet to 20,560 square feet to better align our needs while still allowing space for growth. The monthly rent payment for the former lease was $44,000 plus additional fees. The combined monthly payments for the new leases, which began February 1, 2015 are $20,000, plus additional fees.

In the three months ended March 31, 2015, $65,000 was expensed for rent at 3990B Heritage Oak Ct., Simi Valley, California, for January and February. The Company also expensed rent of $39,000 beginning February 1, 2015 for the new leased space at 130 W. Cochran St. Unit C, Simi Valley, California and 31248 Oak Crest Dr. Suite 120, Westlake Village, California. The Company expensed $37,000 of relocation costs associated with the move to the new facilities.

In the nine months ended March 31, 2015, $184,000 attributed to the termination of the lease and offset by the accelerated write off of the deferred rent of $72,000 was included in general and administrative expenses. The accrual for lease abandonment taken in prior periods as a restructuring expense was reversed in the amount of $245,000. In the nine months ended March 31, 2015, the Company expensed $106,000 of relocation costs associated with the move to the new facilities included in general and administrative expenses.

Lease Agreements

On December 8, 2014, the Company entered into a lease agreement with K-Swiss Inc., to lease approximately 5,400 square feet of office space at 31248 Oak Crest Drive, Westlake Village, California. The five year lease commenced February 1, 2015 and ends January 31, 2020.

On December 15, 2014, the Company entered into a lease agreement with Cypress Pointe Simi Valley, LLC, to lease approximately 15,160 square feet of office/warehouse space at 130 West Cochran Street, Unit C, Simi Valley, California. The thirty-seven month lease commenced February 1, 2015 and ends February 28, 2018.

The future lease payments are as follows:

Year ended June 30,	Lease commitments (in thousands)
2015	$45
2016	231
2017	248
2018	212
2019	133
Thereafter	79
Total	948

NOTE 10 – COMPREHENSIVE LOSS

For the nine months ended March 31, 2015 and 2014, comprehensive loss amounted to approximately $1,055,000 and $4,948,000, respectively. The difference in net loss and comprehensive loss for the nine months ended March 31, 2015 and 2014 was $1,000, respectively, related to the realized loss from the sale of marketable securities.

 QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

NOTE 11 – STOCK BASED COMPENSATION

The Company recorded share-based compensation associated with outstanding stock options and restricted stock grants during the nine months ended March 31, 2015 of approximately $76,000, and for the nine months ended March 31, 2014 of ($6,000). No income tax benefit was recognized in the statements of comprehensive loss for share-based arrangements in any period presented.

Stock Options

On August 8, 2014, in accordance with Mr. Bronson’s employment agreement for the year ended June 30, 2014, the board of directors granted to Mr. Bronson stock options to purchase 100,000 shares of common stock with an exercise price of $1.23. The stock options granted fully vested on the date of grant and have a term of five years, expiring on August 20, 2019, unless exercised sooner. As a result of the stock options issued to Mr. Bronson, the Company recognized $27,000 noncash stock compensation expense in the nine months ended March 31, 2015.

On October 8, 2014, the board of directors approved the issuance of stock options to Mr. Bronson to purchase 100,000 shares of Qualstar common stock at an exercise price of $1.27. The stock options shall vest on June 30, 2015 and have a term of five years, expiring on June 30, 2020 unless exercised sooner. As a result of the stock options issued to Mr. Bronson, the Company recognized $18,000 noncash stock compensation expense in the nine months ended March 31, 2015.

The Company did not grant any stock options during the three months ended March 31, 2015.

Restricted Stock Awards

The following table summarizes all restricted stock awards activity (in thousands, except per share amounts):

Restricted Stock Awards	Shares	Weighted Average Fair Value Price per Share
Nonvested at June 30, 2014	100,000	$1.61
Granted (1)	—	—
Vested	—	—
Forfeited or expired	—	—
Nonvested at March 31, 2015	100,000	$1.61

(1)

Restricted stock was granted on April 1, 2014 to Daniel K. Jan of 100,000 shares to vest 33,333 on April 1, 2017; 33,333 to vest April 1, 2018 and 33,334 to vest April 1, 2019. The award is part of his employment agreement and the grant price is the closing price of the stock on April 1, 2014 of $1.61. The unvested shares are forfeited upon termination of his employment.

At March 31, 2015, the unrecognized compensation cost related to the non-vested share based compensation for restricted stock is $119,000.

 QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

NOTE 12 – LEGAL PROCEEDINGS

Overland Storage, Inc.

On June 28, 2012, Overland Storage, Inc. (“Overland”) filed a patent infringement lawsuit against Qualstar Corporation (and others) in the U.S. District Court in the Southern District of California, alleging that certain of Qualstar’s automated tape libraries infringe claims of U.S. Patent No. 6,328,766 (the “’766 Patent”). The lawsuit is entitled: Overland Storage, Inc. (Plaintiff/Counterclaim Defendant) v. Qualstar Corporation (Defendant/ Counterclaim Plaintiff), and assigned Case No.: 12-cv-1605-JLS-BLM (the “Patent Litigation”). Overland is seeking injunctive relief as well as the recovery of unspecified monetary damages. Qualstar denies that it infringed the Overland patent and filed a counterclaim against Overland. The litigation was stayed pending Inter Partes Review (“IPR”) before the Patent Trial and Appeals Board (“PTAB”) (Case IPR 2013-00357). On November 7, 2014, the PTAB issued its final written decision finding that all eleven claims by Overland related to the ‘766 Patent were “unpatentable.” The PTAB denied Overland’s request for leave to amend its claims. Overland moved for reconsideration of the PTAB’s decision, but the request was denied by the PTAB on January 8, 2015. On March 9, 2015, Overland filed an appeal of the PTAB’s decision with the Court of Appeals for the Federal Circuit. It is unlikely that the Court of Appeals for the Federal Circuit will render an opinion on Overland’s appeal before January 2016. The stay of the state court litigation will remain in effect pending a decision on Overland’s appeal. Due to the inherent uncertainty of litigation, we cannot identify probable or estimable damages related to the lawsuit at this time.

Needham & Company, LLC

On March 11, 2014, Qualstar filed a complaint against Needham & Company, LLC (“Needham”) entitled: Qualstar Corporation v. Needham & Company, LLC, pending in the Supreme Court of the State of New York, New York County and assigned index number 650773/14. Qualstar asserted claims against Needham for breach of contract, breach of the covenant of good faith and fair dealing, unjust enrichment and negligence based on Needham’s provision of financial advisory services to Qualstar, between January 2013 and February 2013, in connection with the unsolicited partial tender offer for Qualstar submitted by BKF Capital Group, Inc. Needham moved to dismiss the complaint, and on January 5, 2015, the court granted Needham’s motion, thereby dismissing the entirety of the complaint. Qualstar has filed a notice of appeal of the court’s ruling dismissing the complaint.

Other legal matters

Qualstar is also subject to a variety of other claims and legal proceedings that arise from time to time in the ordinary course of our business. Although management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. We accrue loss contingencies in connection with our commitments and contingencies, including litigation, when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. As of March 31, 2015, we had accrued aggregate current liabilities of $31,000 in probable fees and costs related to these legal matters.

NOTE 13 – INCOME TAXES

We did not record a provision or benefit for income taxes for the nine months ended March 31, 2015 or 2014.   The Company has recorded a full valuation allowance against its net deferred tax assets based on the Company’s assessment regarding the realizability of these net deferred tax assets in future periods.

 QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

NOTE 14 – SEGMENT INFORMATION

In its operation of the business, management reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with U.S. GAAP. Our two segments are Power Supplies and Data Storage. The two segments discussed in this analysis are presented in the way we internally manage and monitor performance for the three and nine months ended March 31, 2015 and 2014. Allocations for internal resources were made for the three and nine months ended March 31, 2015 and 2014. The power supplies segment tracks certain assets separately, and all others are recorded in the storage segment for internal reporting presentations.  The types of products and services provided by each segment are summarized below:

Power Supplies — We design, manufacture, and sell small, power dense, open frame, high-efficiency switching power supplies. These power supplies are used to convert AC line voltage to DC voltages, or DC voltages to other DC voltages for use in a wide variety of electronic equipment such as communications equipment, industrial machine tools, wireless systems, as well as medical and gaming devices.

Data Storage — We design, develop and sell automated tape libraries used to store, retrieve and manage electronic data primarily in network computing environments. Tape libraries consist of cartridge tape drives, tape cartridges and robotics to move the cartridges from their storage locations to the tape drives under software control. Our tape libraries provide data storage solutions for organizations requiring backup, recovery and archival storage of critical data.

Segment revenue, loss before taxes and total assets were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Revenue
Power Supplies	$1,582	$1,525	$4,533	$4,321
Data Storage:
Product	718	457	3,543	2,301
Service	505	580	1,577	1,570
Total data storage	$1,223	$1,037	$5,120	$3,871
Total revenue	$2,805	$2,562	$9,653	$8,192

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Loss before Taxes
Power Supplies	$(188)	$(392)	$(593)	$(779)
Data Storage	(299)	(1,777)	(461)	(4,168)
Total loss before taxes	$(487)	$(2,169)	$(1,054)	$(4,947)

QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

	March 31, 2015	June 30, 2014
Total Assets
Cash and marketable securities:
Cash and cash equivalents	$5,453	$5,462
Marketable securities	-	1,763
Total cash and marketable securities	$5,453	$7,225
Other assets:
Power Supplies	2,406	2,329
Data Storage	3,206	3,231
Total other assets	$5,612	$5,560
Total assets	$11,065	$12,785

NOTE 15 – RELATED PARTY TRANSACTIONS

The Company entered into a license agreement, dated May 1, 2014 (the “License Agreement”) with BKF Capital Group, Inc. (“BKF”). Pursuant to the License Agreement, commencing on May 1, 2014, BKF shall have a license to occupy and use one furnished office, telephone and other services, located at Qualstar’s executive offices. Pursuant to the License Agreement, BKF shall pay to Qualstar a license fee $1,200 per month. For the three months ended March 31, 2015 and nine months ended March 31, 2015, BFK paid $2,400 and $9,600 to Qualstar as license fees, respectively. The License Agreement is no longer effective after the move to the new facilities in February 2015. Steven N. Bronson, the Company’s President and CEO, is also the Chairman, CEO and majority shareholder of BKF.

The Company has agreed to reimburse or to be reimbursed by Interlink Electronics, Inc. (“Interlink”), for IT, sales and marketing support and other expenses paid on behalf of the Company or Interlink. For the three months ended March 31, 2015 Interlink reimbursed the Company $7,000, net, and for the three months ended March 31, 2014 the Company reimbursed Interlink $45,000. For the nine months ended March 31, 2015 the Company reimbursed Interlink $22,000, net, and for the nine months ended March 31, 2014 the Company reimbursed Interlink $116,000. Steven N. Bronson is also the President and CEO and a majority shareholder of Interlink.

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

OVERVIEW

Qualstar Corporation and its Subsidiary (“Qualstar”, the “Company”, “we”, “us” or “our”) is a leading provider of high efficiency and high density power solutions marketed under the N2Power brand, and of data storage systems marketed under the Qualstar brand. Qualstar is organized into two strategic business units, power solutions and storage systems. Power solutions products include ultra-small high efficiency switching power supplies that provide unique power solutions to original equipment manufacturers for a wide range of markets: communications networking, industrial, gaming, test equipment, LED/lighting, medical as well as other market applications. Data storage system products include highly scalable automated magnetic tape libraries used to store, retrieve and manage electronic data primarily in the network computing environment and to provide solutions for organizations requiring backup, recovery and archival storage of critical electronic information.

Qualstar has developed a business plan comprised of three initiatives. The first is to establish worldwide partnerships with other power supply and data storage related companies that will increase our engineering capabilities to develop new products. The second is to establish worldwide partnerships with other power supply and data storage companies, wherein we can “private label” and sell already established strategic products that fit within our portfolio of products. The third is to establish a new engineering footprint in Asia, specifically, Singapore.

On June 30, 2014, Qualstar formed Qualstar Corporation Singapore Private Limited, a Singapore corporation (“QC Singapore”). This entity will enable us to establish an engineering footprint in Singapore. We expect that QC Singapore will allow us to take advantage of the abundance in power engineering talent for future new product development. We also plan to use this entity to seek out and secure potentially strategic relationships with Singapore-based companies and technology institutes on joint product development initiatives.

Qualstar continues to focus on returning the Company to profitability.  The two key elements of this strategy are cost reduction and sales growth. In order to grow sales, the Company has expanded its product portfolio in both the data storage business and power supplies.

In the first nine months of fiscal 2015, the Company increased production to meet the demand of our data storage sales. Our data storage segment added the “Q24TM” an entry level tape library and Crossroads Systems ReadVerify Appliance (“RVA”) to its Qualstar storage product portfolio. Our power supply segment has expanded its AC-DC power supply offerings by adding the high-efficiency slim line DIN Rail Power Supplies and Medically Certified Power Supplies Series to its N2 Power brand product portfolio.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We describe our significant accounting policies in Note 1, “Summary of Significant Accounting Policies” of the accompanying Notes to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

(Unaudited)

(In thousands, except for percentages)

	Three Months Ended March 31,				Nine Months Ended March 31,
	2015		2014		2015		2014
	$	%	$	%	$	%	$	%
Power supply revenues	$1,582	56.4%	$1,525	59.5%	$4,533	47.0%	$4,321	52.7%
Storage revenues	1,223	43.6%	1,037	40.5%	5,120	53.0%	3,871	47.3%
Net revenues	2,805	100.0%	2,562	100.0%	9,653	100.0%	8,192	100.0%
Cost of goods sold	1,888	67.3%	2,761	107.8%	6,410	66.4%	6,422	78.4%
Gross profit (loss)	$917	32.7%	$(199)	(7.8)%	$3,243	33.6%	$1,770	21.6%
Operating expenses:
Engineering	314	11.2%	501	19.6%	999	10.3%	1,979	24.2%
Sales and marketing	452	16.1%	484	18.9%	1,548	16.0%	1,728	21.1%
General and administrative	608	21.7%	992	38.7%	1,976	20.5%	3,009	36.7%
Restructuring	-	0.0%	-	0.0%	(245)	(2.5)%	26	0.3%
Total operating expenses	$1,374	49.0%	$1,977	77.2%	$4,278	44.3%	$6,742	82.3%
Loss from operations	(457)	(16.3)%	(2,176)	(85.0)%	(1,035)	(10.7)%	(4,972)	(60.7)%
Other income (expense)	(30)	(1.1)%	7	0.3%	(19)	(0.2)%	25	0.3%
Net loss	$(487)	(17.4)%	(2,169)	(84.7)%	(1,054)	(10.9)%	$(4,947)	(60.4)%

The percentages in the table are based on net revenues.

Three months Ended March 31, 2015 Compared to Three months Ended March 31, 2014

Net Revenues

Net revenues increased to $2.8 million for the three months ended March 31, 2015 from $ 2.6 million for the three months ended March 31, 2014, an increase of $0.2 million, or 7.7%. The increased revenue is attributed to the new products in each business segment.

Segment Revenue

Power Supplies – Net revenues from power supplies were $1.6 million for the three months ended March 31, 2015, compared with $1.5 million for the three months ended March 31, 2014, a decrease of $0.1 million, or 6.7%. Qualstar is generating sales from the newly introduced power supplies that target the medical device and high power markets.

Data Storage – Net revenues from data storage were $1.2 million for the three months ended March 31, 2015, compared with $1.0 million for the three months ended March 31, 2014, an increase of $0.2 million, or 20.0%. In 2014, Qualstar increased its product offerings with the introduction of the Q24, an entry level tape library. The Company is now seeing an increase in the sales of this product.

Gross Profit: Gross profit increased to $0.9 million for the three months ended March 31, 2015 from $(0.2) million for the three months ended March 31, 2014.   This increase of $1.1 million, or 550%, is primarily attributed to the inventory reserve adjustment taken in fiscal year 2014 for the excess inventory purchased from the former contract manufacturer.

On December 20, 2012, Qualstar Corporation entered into a contract manufacturing agreement with CTS Electronics Manufacturing Solutions, Inc. (“CTS”), to have CTS manufacture Qualstar’s RLS and XLS tape libraries. At the commencement of the contract, Qualstar’s prior management provided CTS with an overly aggressive forecast of Qualstar requirements for RLS tape libraries. Accordingly, CTS purchased more parts than were required to satisfy Qualstar’s actual sales. In July 2013, the new management team revised the forecast for the RLS tape libraries. The lower forecast provided for a level of business that was not economically beneficial to CTS and management realized CTS was not the right manufacturer. Shortly thereafter, Qualstar began to look for alternatives to the contract manufacturing relationship with CTS, including bringing the manufacturing of the RLS and XLS tape libraries in house at Qualstar. On December 20, 2013, Qualstar and Benchmark Electronics Manufacturing Solutions, Inc.(“Benchmark”), (the successor to CTS) entered into a settlement agreement (“Settlement Agreement”), whereby the contract manufacturing relationship was terminated and the parties agreed that Qualstar would purchase from Benchmark all Qualstar specific inventory on hand. Qualstar completed the purchase of this inventory at cost plus storage and handling fees, in January 2014 for a total of $1.9 million. Qualstar is currently manufacturing its own RLS tape libraries in house, and will continue to do so until an alternative is found. As a result of the Settlement Agreement, Qualstar now has excess inventory. A detailed review was completed of the tape library inventory and a reserve of $1.6 million was recorded for excess and obsolete inventory for the quarter ended March 31, 2014.

At this time, we believe that bringing the tape library manufacturing back to Qualstar benefits our customers by providing better product quality and service. It will also provide more control over our inventory levels, and improve our flexibility in inventory planning, until a more compatible contract manufacturer can be found.

Engineering:  Engineering expenses decreased by $0.2 million, or 40%, to $0.3 million for the three months ended March 31, 2015 from $0.5 million for the three months ended March 31, 2014. This decrease is primarily attributed to the reduction in salaries as we reduce headcount and the cost of materials, as we reduce projects. Qualstar is currently growing the business by establishing partnerships with companies to private label products that fit within our portfolio, instead of internally developing new products at this time.

Sales and Marketing:  Sales and marketing expenses remained consistent at $0.5 million for the three months ended March 31, 2015 and 2014. The Company is funding sales and marketing projects that add value to the business and eliminating projects that did not provide a return.

General and Administrative:  General and administrative expenses decreased by $0.4 million, or 40% to $0.6 million for the three months ended March 31, 2015 from $1.0 and for the three months ended March 31, 2014. This decrease was primarily the result of reduced legal fees. In the three months ended March 31, 2014, Qualstar accrued $0.3 for the legal expenses for the lawsuit with the former management team and board of directors.

Other Income (Expense):  For the three months ended March 31, 2015, the net other expense was $30,000, a $37,000 change from net other income of $7,000 for the three months ended March 31, 2014, primarily attributed to the write off of fixed assets that were impaired.

Provision for Income Taxes:  We did not record a provision or benefit for income taxes for the three months ended March 31, 2015 or 2014.

Nine months Ended March 31, 2015 Compared to Nine months Ended March 31, 2014

Net Revenues

Net revenues increased to $9.7 million for the nine months ended March 31, 2015 from $8.2 million for the nine months ended March 31, 2014, an increase of $1.5 million, or 18.3%. The increase in sales relates to the new product sales and significant sales to our international customers.

Segment Revenue

Power Supplies – Net revenues from power supplies were $4.6 million for the nine months ended March 31, 2015 compared with $4.3 million for the nine months ended March 31, 2014, an increase of $0.3 million, or 7.0%.  This increase is primarily attributed to the sales of new products that target the medical device and high-power markets. A new international distributer relationship was also established resulting in additional sales.

Data Storage – Net revenues from data storage were $5.1 million for the nine months ended March 31, 2015 compared with $3.9 million for the nine months ended March 31, 2014, an increase of $1.2 million, or 30.8%.  Qualstar has increased its product offerings in order to be more competitive in the data storage marketplace. The Company introduced the Q24 model to target buyers with smaller storage capacity needs and an enhanced RLS model with flexibility to allow additional storage without having to advance to a larger, more expensive system. The enhanced RLS model met the demand of a large international customer, contributing to an increase in sales for the nine months ended March 31, 2015. Also, we have an increase in sales as customers upgrade or expand their tape libraries to add more storage space or to update their tape technology.

Gross Profit: Gross profit increased to $3.3 million for the nine months ended March 31, 2015 from $1.8 million for the nine months ended March 31, 2014.   This increase of $1.5 million, or 83.3%, is primarily attributed to the net difference in the inventory reserve adjustment of $1.6 million taken in March 2014 for the repurchase of inventory from the former contract manufacturer, Benchmark Electronics.

Engineering:  Engineering expenses decreased by $1.0 million, or 50%, to $1.0 million for the nine months ended March 31, 2015 from $2.0 million for the nine months ended March 31, 2014. This decrease is primarily attributed to the reduction in consultants and headcount. In the nine months ended March 31, 2014, the Company had an engineering facility in Colorado that was closed and the headcount and facility expenses were eliminated. The Company has reduced the number of engineering projects and the corresponding expenses of payroll and materials required.

Sales and Marketing:  Sales and marketing expenses decreased by $0.3 million or 16.7%, to $1.5 million for the nine months ended March 31, 2015 from $1.8 million for the nine months ended March 31, 2014. The decrease is primarily attributed to the reduction in headcount and a reduction in advertising and promotions for product introductions.

General and Administrative:  General and administrative expenses decreased by $1.0 million or 33.3%, to $2.0 million for the nine months ended March 31, 2015 from $3.0 million for the nine months ended March 31, 2014. The decrease is primarily attributed to a reduction of $0.4 million in legal expenses from the proxy contest in connection with the Company’s 2013 annual shareholders meeting and the accrued fees for the claim against the prior management and directors of $0.3 million. Also, expenses were reduced for investor relations and consultants, as the needs for these outside services were eliminated.

Restructuring Expense: In the nine months ended March 31, 2015, the Company terminated its lease and reversed the abandonment charge of $0.2 million as it related to the months after the lease termination date of February 28, 2015. In the nine months ended March 31, 2014, the Company took a $26,000 charge for the abandonment of the Colorado leased facility.

Other Income (Expense):  For the nine months ended March 31, 2015, the net other expense was $19,000 a change from a $25,000 net other income for the nine months ended March 31, 2014, primarily due to the net loss on fixed assets and the reduction in the investment portfolio, which decreased the amount of investment income earned. The Company had a net loss of $30,000 on the disposal of fixed assets.

Provision for Income Taxes:  We did not record a provision or benefit for income taxes for the nine months ended March 31, 2015 or 2014.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $1.6 million in the nine months ended March 31, 2015, primarily attributed to the net loss of $1.1 for the period, a decrease of $0.8 million in other liabilities, a $0.4 million increase in accounts receivable, partially offset by a decrease in inventory of $0.5 million.

Net cash used in operating activities was $5.9 million in the nine months ended March 31, 2014, primarily attributed to the $4.9 million net loss for the period, a decrease of $1.2 million in accounts payable, a $1.8 million increase in net inventory, all of which is partially offset by a decrease of $2.0 million in total net accounts receivable.

Cash provided by investing activities was $1.6 million in the nine months ended March 31, 2015, and primarily attributed to $1.8 million from the sale of marketable securities. Cash provided by investing activities was $8.8 million in the nine months ended March 31, 2014, attributed to proceeds from the sale of marketable securities.

Cash was not used in financing activities during the nine months ended March 31, 2015 or 2014.

As of March 31, 2015, we had $5.5 million in cash and cash equivalents. The decrease in cash of $9,000 from June 30, 2014 consisted mainly of the $1.6 million in cash used in operating activities offset by the $1.8 million of cash provided by the proceeds of marketable securities.

We believe that our existing cash and cash equivalents and cash flows from our operating activities will be sufficient to fund our working capital and capital expenditure needs for the forseeable future. We may utilize cash to invest in or acquire businesses, products or technologies that we believe are strategic. We periodically evaluate other companies and technologies for possible investment or acquisition. In addition, we have made, and may in the future make, investments in companies with whom we have identified potential synergies. However, we have no present commitments or agreements with respect to any material investment in or acquisition of other businesses or technologies.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Overland Storage, Inc.

On June 28, 2012, Overland Storage, Inc. (“Overland”) filed a patent infringement lawsuit against Qualstar Corporation (and others) in the U.S. District Court in the Southern District of California, alleging that certain of our automated tape libraries infringe claims of U.S. Patent No. 6,328,766 (the “’766 Patent”). The lawsuit is entitled: Overland Storage, Inc. (Plaintiff/Counterclaim Defendant) v. Qualstar Corporation (Defendant/ Counterclaim Plaintiff), and assigned Case No.: 12-cv-1605-JLS-BLM (the “Patent Litigation”). Overland is seeking injunctive relief as well as the recovery of unspecified monetary damages. We do not believe we infringe the Overland patent and we have filed a counterclaim. The litigation was stayed pending Inter Partes Review (“IPR”) before the Patent Trial and Appeals Board (“PTAB”) (Case IPR 2013-00357). On November 7, 2014, the PTAB issued its final written decision finding that all eleven claims by Overland related to the ‘766 Patent were “unpatentable.” The PTAB denied Overland’s request for leave to amend its claims. Because the sole patent at issue in the Patent Litigation was the ‘766 Patent, and Overland did not appeal the PTAB’s decision within the 60 day deadline, which was January 6, 2015, the PTAB’s decision is final and disposed of the sole basis for Overland’s claims against Qualstar in the Patent Litigation. The parties are currently awaiting the Court to take action on lifting the stay, so that Qualstar can move to formally dismiss the lawsuit. On March 9, 2015, Overland filed an appeal of the PTAB’s decision with the Court of Appeals for the Federal Circuit. It is unlikely that the Court of Appeals for the Federal Circuit will render an opinion on Overland’s appeal before January 2016. The stay of the state court litigation will remain in effect pending a decision on Overland’s appeal. Due to the inherent uncertainty of litigation, we cannot identify probable or estimable damages related to the lawsuit at this time.

Needham & Company, LLC

On March 11, 2014, Qualstar filed a complaint against Needham & Company, LLC (“Needham”) entitled: Qualstar Corporation v. Needham & Company, LLC, pending in the Supreme Court of the State of New York, New York County and assigned index number 650773/14. Qualstar asserted claims against Needham for breach of contract, breach of the covenant of good faith and fair dealing, unjust enrichment and negligence based on Needham’s provision of financial advisory services to Qualstar, between January 2013 and February 2013, in connection with the unsolicited partial tender offer for Qualstar submitted by BKF Capital Group, Inc. Needham moved to dismiss the complaint, and on January 5, 2015, the court granted Needham’s motion, thereby dismissing the entirety of the complaint. Qualstar has filed a notice of appeal of the court’s ruling dismissing the complaint.

Other legal matters

Qualstar is also subject to a variety of other claims and legal proceedings that arise from time to time in the ordinary course of our business. Although management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. We accrue loss contingencies in connection with our commitments and contingencies, including litigation, when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. As of March 31, 2015 we had accrued aggregate current liabilities of $31,000 in probable fees and costs related to these legal matters.

ITEM 1A.   Risk Factors

There have been no significant changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

ITEM 5. Other Information

Relocation

As previously disclosed, on December 15, 2014, Qualstar signed a lease termination agreement (the “Termination Agreement”) with Liberty Property Limited Partnership the landlord for the Company’s office and warehouse located at 3990B Heritage Oak Ct, Simi Valley, California (the “Simi Valley Facility”). Pursuant to the Termination Agreement, the Company’s lease for the Simi Valley Facility will terminate on January 31, 2015, subject to a one-time thirty (30) day extension, instead of December 31, 2015. As of February 28, 2015, the Company vacated the Simi Valley Facility pursuant to the Termination Agreement. A copy of the Termination Agreement is attached as Exhibit 10.11 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, and is incorporated herein by reference.

On February 6, 2015, the Company relocated its warehouse from the Simi Valley Facility to 130 West Cochran Street, Unit C, Simi Valley, California (the “Cochran Facility”). As previously disclosed, the Company entered into of thirty-seven (37) months lease agreement, commencing on February 1, 2015, with Cypress Pointe Simi Valley, LLC (the “Cochran Lease”) for Cochran Facility. A copy of the Cochran Lease, dated December 15, 2014, is attached as Exhibit 10.13 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, and is incorporated herein by reference.

On February 9, 2015 the Company relocated its executive offices from the Simi Valley Facility to 31248 Oak Crest Drive, Westlake Village, California (the “Westlake Office”). As previously disclosed, the Company entered into five year lease, commencing on February 1, 2015, with K-Swiss Inc. (the “Westlake Lease”) for the Westlake Office. A copy of the Westlake Lease, dated December 8, 2014, is attached as Exhibit 10.12 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, and is incorporated herein by reference.

Related party transactions

The Company entered into a license agreement, dated May 1, 2014 (the “License Agreement”) with BKF Capital Group, Inc. (“BKF”). Pursuant to the License Agreement, commencing on May 1, 2014, BKF shall have a license to occupy and use one furnished office, telephone and other services, located at Qualstar’s executive offices. Pursuant to the License Agreement, BKF shall pay to Qualstar a license fee $1,200 per month. For the three months ended March 31, 2015 and nine months ended March 31, 2015, BFK paid $2,400 and $9,600 to Qualstar as license fees, respectively. The License Agreement is no longer effective after the move to the new facilities in February 2015. Steven N. Bronson, the Company’s President and CEO, is also the Chairman, CEO and majority shareholder of BKF.

The Company has agreed to reimburse or to be reimbursed by Interlink Electronics, Inc. (“Interlink”), for IT, sales and marketing support and other expenses paid on behalf of the Company or Interlink. For the three months ended March 31, 2015 Interlink reimbursed the Company $7,000, net, and for the three months ended March 31, 2014 the Company reimbursed Interlink $45,000. For the nine months ended March 31, 2015 the Company reimbursed Interlink $22,000, net, and for the nine months ended March 31, 2014 the Company reimbursed Interlink $116,000. Steven N. Bronson is also the President and CEO and a majority shareholder of Interlink.

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

QUALSTAR CORPORATION

Dated: May 13, 2015	By:	/s/STEVEN N. BRONSON
Steven. N. Bronson
Chief Executive Officer and President
(Principal Executive Officer)