Form 10-K
period 2015-06-30
QUALSTAR CORP
filed 2015-09-09
CIK 758938

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 000-30083

QUALSTAR CORPORATION

CALIFORNIA	95-3927330
(STATE OF INCORPORATION)	(I.R.S. ID NO.)

31248 Oak Crest Drive, Suite 120; Westlake Village, CA 91361

(805) 583-7744

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

As of December 31, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common equity held by non-affiliates of the registrant was approximately $6,508,041 based on the closing sales price as reported on the NASDAQ Stock Market.  As of September 2, 2015, there were 12,253,117 shares of common stock without par value outstanding.

QUALSTAR CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2015

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

PART I

 ITEM 1. BUSINESS

INTRODUCTION

Qualstar Corporation and its Subsidiary (“Qualstar”, the “Company”, “we”, “us” or “our”) is a leading provider of high efficiency and high density power solutions marketed under the N2Power brand, and of data storage systems marketed under the Qualstar brand. Qualstar was incorporated in California in 1984. Qualstar is organized into two strategic business units, power solutions and data storage systems. Power solutions products include ultra-small high efficiency switching power supplies that provide unique power solutions to original equipment manufacturers for a wide range of markets: communications networking, industrial, gaming, test equipment, LED/lighting, medical as well as other market applications. Data storage system products include highly scalable automated magnetic tape storage solutions used to store, retrieve and manage electronic data primarily in the network computing environment and to provide solutions for organizations requiring backup, recovery and archival storage of critical electronic information.

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

The storage products provide data protection and archive storage systems which are used to record, retrieve and manage electronic data, primarily in networked computing environments.  Our storage products are compatible with a wide range of storage management software solutions such as those offered by QStar, Xendata, IBM, EMC, CommVault and Symantec.  We offer products spanning the storage needs of the small and medium-size business market to the enterprise market. In addition to storage products we offer service and support programs for our customers.

We design our products at our location in California, and we sell our products globally through authorized resellers and directly to original equipment manufacturers (“OEMs”). N2Power utilizes contract manufacturers in Asia to produce our power solutions products. Our storage products are manufactured by us at our factory in Simi Valley, California and by our OEM supplier in other parts of the world.  Our research, development and engineering facility is located in Simi Valley, California.

On June 30, 2014, Qualstar established a Singapore subsidiary, Qualstar Corporation Singapore Private Limited (“QC Singapore”), in furtherance of its plan to establish an engineering footprint in Singapore. QC Singapore has allowed us to hire strategic engineering personnel for sustaining current products and new product development. Having a presence in Singapore allows the Company to be closer to our Asian distribution partners and customers, as we continue to grow our business in that region.

POWER SUPPLY INDUSTRY

 Background

The power supply industry is comprised of a few large suppliers and a vast number of smaller companies that focus on specialized products and markets.  Currently, the power solutions market for our N2 Power brand products includes the Servers, Storage and Network (“SSN”), Industrial and Transportation (“IND”), Network Power Systems (“NPS”), Medical and LED/Lighting markets.

We believe the following key trends will continue to drive demand for our power solutions products:

●

Increasing amounts of power required by the communications infrastructure industry.  The proliferation of data centers and their related infrastructures, the internet, wireless communications, broadband applications, server and storage farms and other new technologies, have increased exponentially the amount of information transmitted.  As a result, the push for higher bandwidth and more efficient and effective power solutions has been driving a faster replacement cycle for telecommunications equipment as well as strong infrastructure expansion.

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

●

Continue to drive deeper in our current OEM customers.  Our OEM customers are constantly changing their products and introducing new products.  We are driving to become the supplier of choice within our OEM customer base to leverage our existing relationships and drive volume growth within the same sales channel.

●

Continue to expand our footprint in the current markets we serve.  We are currently supporting the data center equipment, gaming, networking and communications systems markets.  We have secured several sizable OEM customers in these markets and are driving to add new OEM customers in these markets.

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

●

Expand our product line through private label offerings.  We have identified a need for utilizing other manufacturers’ core products to complement our own, where we lack products in development in specific markets or power levels. To achieve this we will utilize our relationships with other power solutions manufacturers.

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

DATA STORAGE INDUSTRY

Background

The data protection and archival storage markets are comprised of a few large suppliers and a number of medium and smaller companies that offer specialized products and capacity ranges.  Solutions include both disk based and tape library based systems and related software.

The proliferation of digital data, e-commerce, digital media streaming, and advanced software applications has driven exponential growth in the production of electronic information.  As regulators and companies require the longer retention of and access to archived data, the market for products to store that data cost-effectively is needed.  We believe this trend will drive continued demand for tape libraries.

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

●

Launch effective marketing campaigns which will increase market awareness of the Qualstar brand as well as reinforce tape’s role within the storage arena. We plan on expanding our advertising presence in select industry vertical markets highlighting the storage solutions Qualstar provides for those sectors. We also plan on attending more trade shows with our partners leveraging both their coverage of their markets and their branding in the marketplace.

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

●

Expand our product line through private label offerings.  We will continue to partner with other designers and manufacturers to offer private label products.  In this way, we can provide customers with a broad product offering that expands beyond the product choices they have today.

●

Explore adjacent technologies to expand our functionality and footprint in the IT market.  Historically we have been focused on products using magnetic tape as the media in our systems and on automating the loading, unloading and storage of the media.  We will explore partnerships with software and disk manufacturers where reasonable to offer a complete data storage solution.

●

Continue to expand our cost effective, service and support programs that enable our customers to keep their products running 24 hours a day, 7 days a week.   We will investigate enhancing this service in international markets as we expand product sales in those regions.

Our Storage Solutions

We design, develop, manufacture and market storage products which deliver cost effective data protection and archival storage to small and medium businesses, and to more complex small and medium enterprise environments with stringent performance and data availability requirements.  We provide a wide range of storage solutions that span data storage capacities from 75 Terabytes to over 33 Petabytes (1,000 Terabytes = 1 Petabyte).

●

The RLS-8350 and RLS-8500 Series Expandable Rack Mount Tape Libraries deliver both high density to maximize rack space utilization and easy customer expandability to keep pace with exploding archive storage and data protection requirements. RLS base models house 50, 60, 108 or 114 tape slots and up to seven LTO format tape drives. Up to three customer installable expansion modules can be installed on every base unit using Qualstar’s unique FastPass™ elevator assembly to quickly move tapes between modules as needed. Each module adds 120 more tape storage slots and five additional tape drive slots.  RLS configurations can scale capacity to over 2.9 Petabytes in a single 19-inch rack.  Advanced features include library-enabled data encryption to protect the data on tapes, dual AC input power to allow operation to continue if one power source drops off line and Q-Link, our easy to use remote library manager.

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

●

On June 24, 2015, Qualstar announced the new Q1 compact portable single-cartridge LTFS appliance. Targeting primarily the Media & Entertainment industry for use in off-site, remote, or mobile filming environments, the integrated LTO 6 tape drive, internal hard disk, and computer coupled with the custom utility software create a flexible field deployable storage system.  Data may be copied from memory cards inserted into the unit, external storage attached to the unit via USB 3.0 or eSATA, and over network attachment from PC’s or Mac’s to LTFS tape. The included utilities automate the process and provide options for verification of data and user scripting of additional operations. The system has built-in media players and optional asset management software to support media workflow requirements.

CUSTOMERS

Our solution-focused product offerings are designed specifically for OEMs, information technology departments, and small and medium businesses. We sell our storage products through our worldwide authorized distributor and reseller network. All of our products and services are designed and manufactured to address our customers’ stringent requirements and reliability standards. The following provides additional detail on our channels:

●

Storage Reseller channel. Our reseller channel includes systems integrators, value added resellers (“VARs”) and value added distributors (VADs). Our resellers frequently package our products as part of a comprehensive data processing system or with other storage devices to deliver a complete storage subsystem. Our resellers frequently recommend our products as replacement solutions when backup and archive systems are upgraded or bundle our products with storage management software specific to the end user's system. We support the reseller channel through our dedicated field sales representatives and technical support technicians.

●	Storage OEM channel. OEM customers incorporate our storage products with their application software and other components to deliver a focused solution. Our products may or may not carry our label.

●	N2Power OEM channel. We have supply agreements with our major power supply customers who incorporate our products into their server, telephony, network and industrial product offerings.

We divide our worldwide sales into three geographical regions:

●	Americas, consisting of Mexico, United States, Canada and South America;

●	EMEA, consisting of Europe, the Middle East and Africa; and

●	APAC, consisting of Asia Pacific countries.

We support our customers in the Americas primarily through a network of trained distribution partners and representatives located throughout the Americas. We support our EMEA, APAC and other foreign customers through our distributors and resellers located throughout the regions.

Sales to customers outside the United States represent a significant and growing portion of our sales and international sales are subject to various risks and uncertainties. See "Risk Factors" in Part I, Item 1A of this report. The following table sets forth foreign revenue by geographic area ($ in thousands):

	2015	2014
Foreign revenue:
EMEA	$2,195	$1,992
APAC	4,169	2,641
Other foreign revenue	609	204
	$6,973	$4,837
Foreign revenue as a percentage of total net revenue	54.0%	44.2%

We provide a full range of marketing materials for branded products, including product specifications, sales literature and application notes. We also offer lead generation opportunities to key channel partners. Our sales management and engineering personnel provide support to the channel partners and visit potential customer sites to demonstrate the technical advantages of our products. We maintain press relations in the United States, and we participate in trade shows worldwide.

CUSTOMER SERVICE AND SUPPORT

Customer service and support are key elements of our company strategy and critical components of our commitment to making enterprise-class support and services available to companies of all sizes. Our technical support staff is trained to assist our customers with deployment and compatibility for any combination of hardware platforms, operating systems and backup, data protection and storage management software. Our application engineers assist with complex customer issues. We maintain global toll-free service and support phone lines and we also provide self-service and support through our website and email.

Standard warranties include:

●	Three-year standard limited warranty on our RLS and XLS tape library products;

●	Two-year standard limited warranty on our “Q-Series” products;

●	Optional 24x7 or next business day onsite service on our products in many countries throughout the world; and

●	Three-year return to factory warranty on our N2Power products.

ENGINEERING

In fiscal 2015, our data storage team introduced the Q1 series of all-in-one, easy-to-carry, camera memory to tape LTFS (L Tape File System) appliance. We continue to perform sustaining engineering work on our current products as well as investigate future design opportunities.

Our engineering efforts have expanded to encompass both a USA and a newly established Singapore office.  We have also formed strategic partnerships for supplementary engineering resources with third party companies in Europe and Asia to capture additional state-of-the-art technology driven power designs.  Growing our engineering both internally and externally will allow us to increase our product breadth in releasing more standard and modified standard power solution products in the future.

We incurred engineering costs of $1.3 million in fiscal 2015, $2.5 million in fiscal 2014 and $3.3 million in 2013, representing 10.1%, 22.5% and 26.0% of net revenues, respectively.

MANUFACTURING AND SUPPLIERS

We perform product assembly, integration and testing for our storage products at our factory in Simi Valley, California. Our private label storage products are manufactured in various geographical locations by a select group of suppliers. Our N2Power branded products are manufactured in China at specifically qualified contract manufacturers.  We purchase tape drives, chassis, printed circuit boards, integrated circuits, and all other major components from outside suppliers. We carefully select suppliers based on their ability to provide quality parts and components which meet technical specifications and volume requirements. We actively monitor these suppliers but we are subject to substantial risks associated with the performance of our suppliers. For certain components, we qualify a single source, which magnifies the risk of shortages and decreases our ability to negotiate with that supplier. See "If our suppliers fail to meet our component and manufacturing needs, it would delay our production and our product shipments to customers and negatively affect our operations" under the heading "Risk Factors" in Part I, Section 1A of this report.

COMPETITION

The worldwide storage market is highly competitive. Competitors vary in size from small start-ups to large multi-national corporations which may have substantially greater financial, engineering and marketing resources than us. In the tape automation market, we believe our primary competitors are International Business Machines Corporation ("IBM"), Oracle/StorageTek, Dell Inc., Hewlett Packard, Sphere 3D (formally Overland Storage), BDT, Spectra Logic and Quantum Corporation. Key competitive factors include product features, reliability, durability, scalability and price. Barriers to entry in tape automation are relatively high.

Our primary power supply competitors are Artesyn, TDK Lambda, XP Power and Bel Power (Power One). Key competitive factors in these markets include price, performance, functionality, availability, interoperability, connectivity, time to market, enhancements and total value of ownership. Barriers to entry for power supply products are high.

The markets for all of our products are characterized by significant price competition and we anticipate that our products will continue to face substantial pricing pressure.

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

EMPLOYEES

As of June 30, 2015, we had 38 employees worldwide, including 11 in operations and manufacturing, 7 in engineering, 2 in technical support, 9 in sales and marketing, and 9 in administration and finance. We also employ a small number of consultants and temporary employees as needed. We are not a party to any collective bargaining agreement or other similar agreement. We believe that we have a good relationship with our employees. During the year ended June 30, 2015, we continued to adjust our staffing by eliminating certain positions and creating new positions that were more suited to the strategy of the Company.

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

ITEM 1A. RISK FACTORS

Our future results of operations are subject to risks and uncertainties over which we have limited control, and which could cause our actual results to differ materially from our expectations. We are subject to all of the business risks facing manufacturing companies, including business cycles and trends in the general economy, financial market conditions, unpredicted cost variances in raw materials and purchased components, demand variations and volatility, potential loss of key personnel, supply chain disruptions, government legislation and regulation, and natural causes. The following list of risk factors is not all-inclusive. Other factors and unanticipated events could adversely affect our financial position or results of operations. We believe that the most significant potential risk factors that could adversely impact us are the following:

We have had a history of operating losses and we may not achieve profitability.

The Company has had a history of operating losses over the last 12 years, losing $41 million in that period. There is no assurance that management can reverse this trend and if profitability is not achieved, the Company may require additional financing.

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

Our revenues are approximately an equal percentage for each business segment, data storage and power supplies. Our operating results may be impaired if demand for either technology declines or fails to develop as we expect.

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

We rely on indirect sales channels to market and sell our branded storage products and both direct and indirect sales channels to market and sell our branded power solutions products. A loss of or deterioration in our relationship with one or more of our resellers or distributors, or our inability to establish new indirect sales channels to drive growth of our products could negatively affect our operating results.

We sell the majority of our branded storage products to value-added resellers, who in turn sell our products to end users. In some cases, resellers integrate our tape libraries with products of other manufacturers and sell the combined products to their own customers. We sell our branded power solution products both direct to OEM customers (or their contract manufacturer’s) and to our distribution channel who in turn sell our products to OEM customers. The success of these sales channels is hard to predict, particularly over time, and we have no purchase commitments or long-term orders from them that assure us of any baseline sales through these channels. Several of our resellers and distributors carry competing product lines that they may promote over our products, which may negatively impact our sales. A reseller or distributor might not continue to purchase our products or market them effectively, and each reseller or distributor determines the type and amount of our products that it will purchase from us and the pricing of the products that it sells to their customers. Establishing new indirect sales channels globally is an important part of our strategy to drive growth of our revenue.

Our operating results could be adversely affected by any number of factors including:

●	A change in competitive strategy that adversely affects a reseller’s or distributor’s willingness or ability to distribute our products;

●	Reaching fewer customers or losing sales due to ineffective efforts of resellers and distributors;

●	Reduced margins and increased costs associated with channel sales;

●	An inability to gain traction in developing new indirect sales channels for our branded products;

●	Any financial difficulties of our resellers, authorized distributors or direct OEM customers that result in their inability to pay amounts owed to us;

●	Changes in requirements or programs that allow our products to be sold by third parties to government customers; or

●	Changes in product requirements or certification programs that limit our ability for our products to be sold in our established current markets.

We do not have any exclusive agreements with our VARs or distributors who purchase our products on an individual purchase order basis. If we lose important VARs or distributors, or if they reduce their focus on our products or if we are unable to obtain additional VARs, our business could be negatively affected.

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

The primary suppliers of our N2Power power supplies are located in China. If a manufacturer should be unable to deliver products to us on a timely basis or at all, our power supply business could be adversely affected. Though we have had many years of favorable experience with these suppliers, there can be no assurance that circumstances might not change and compel one or more of these suppliers to curtail or terminate deliveries to us. Moreover, the use of contract manufacturers to provide our power supplies typically requires that we place production orders several months in advance of our expected need for the products. This in turn leads to risks that we may lack sufficient inventory to sell to our customers where our expectations were conservative, or that we may order excess product inventory where our expectations were optimistic. We have in the past, experienced shortages of some parts needed to manufacture our power supplies.

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

From time to time, we may become subject to claims or inquiries regarding an alleged unauthorized use by us of another party’s intellectual property. While we currently believe the amount of ultimate liability, if any, with respect to any such actions will not materially affect our financial position, results of operations or liquidity, the ultimate outcome of any license discussion or litigation is uncertain. Adverse resolution of any infringement claim could subject us to substantial liabilities and require us to refrain from manufacturing and selling certain products. In addition, the costs incurred in intellectual property litigation can be substantial, regardless of the outcome. As a result, our business, financial condition and operating results could be materially and adversely affected.

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

 ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters, located in Westlake Village, California, consists of 5,400 square feet of rentable space, housing our sales, finance and administration staff. Our lease on this space expires January 31, 2020. Rent on this facility is $10,000 per month.

Our manufacturing and engineering staffs are located in Simi Valley, California, in a building occupying 15,160 rentable square feet of space. Our lease on this facility expires February 28, 2018. Rent on this facility is $10,000 per month.

Our engineering staff in Singapore lease approximately 900 square feet for an average of $1,000 per month, in a month to month lease agreement with BDT Automation Pte. Ltd.

ITEM 3. LEGAL PROCEEDINGS

 Overland Storage, Inc.

On June 28, 2012, Overland Storage, Inc. (“Overland”) filed a patent infringement lawsuit against Qualstar Corporation (and others, including Spectra Logic Corporation (“Spectra Logic”)) in the U.S. District Court in the Southern District of California (the “District Court”), alleging that certain of Qualstar’s automated tape libraries infringe claims of U.S. Patent No. 6,328,766 (the “’766 Patent”). The lawsuit is entitled: Overland Storage, Inc. (Plaintiff/Counterclaim Defendant) v. Qualstar Corporation (Defendant/ Counterclaim Plaintiff), and assigned Case No.: 12-cv-1605-JLS-BLM (the “Patent Litigation”). Overland sought injunctive relief as well as the recovery of unspecified monetary damages. Qualstar denied that it infringed the Overland patent and filed a counterclaim against Overland. The litigation was stayed pending Inter Partes Review (“IPR”) before the Patent Trial and Appeals Board (“PTAB”) (Case IPR 2013-00357). On November 7, 2014, the PTAB issued its final written decision finding that all eleven claims by Overland related to the ‘766 Patent were “unpatentable.” The PTAB denied Overland’s request for leave to amend its claims. Overland moved for reconsideration of the PTAB’s decision, but the request was denied by the PTAB on January 8, 2015. On March 9, 2015, Overland filed an appeal of the PTAB’s decision with the Court of Appeals for the Federal Circuit. On or about August 13, 2015, Overland and Spectra Logic settled the dispute which gave rise to the PTAB case and the related appeal to the Federal Circuit, which appeal was subsequently withdrawn by Overland. As a result, Overland and Qualstar agreed to voluntarily dismiss their respective claims in the Patent Litigation, which dismissal was effectuated by District Court on August 17, 2015. Thus, this matter has now been fully settled.

Needham & Company, LLC

On March 11, 2014, Qualstar filed a complaint against Needham & Company, LLC (“Needham”) entitled: Qualstar Corporation v. Needham & Company, LLC, pending in the Supreme Court of the State of New York, New York County and assigned index number 650773/14. Qualstar asserted claims against Needham for breach of contract, breach of the covenant of good faith and fair dealing, unjust enrichment and negligence based on Needham’s provision of financial advisory services to Qualstar, between January 2013 and February 2013, in connection with the unsolicited partial tender offer for Qualstar submitted by BKF Capital Group, Inc. Needham moved to dismiss the complaint, and on January 5, 2015, the court granted Needham’s motion, thereby dismissing the entirety of the complaint. Qualstar filed a notice of appeal of the court’s ruling dismissing the complaint; and, on or about July 16, 2015, Qualstar withdrew the appeal.

Other legal matters

Qualstar is also subject to a variety of other claims and legal proceedings that arise from time to time in the ordinary course of our business. Although management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. We accrue loss contingencies in connection with our commitments and contingencies, including litigation, when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. As of June 30, 2015, we had accrued aggregate current liabilities of $27,000 in probable fees and costs related to these legal matters.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Qualstar’s common stock is traded on The NASDAQ Stock Market (NASDAQ Symbol — QBAK). The following table sets forth the high and low closing sale prices of our common stock as reported by NASDAQ, during the periods indicated:

Period	Date Range			High	Low

Fiscal 2015:
First Quarter	July 1	—	September 30, 2014	$1.69	$1.04
Second Quarter	October 1	—	December 31, 2014	$1.54	$1.11
Third Quarter	January 1	—	March 31, 2015	$1.60	$1.32
Fourth Quarter	April 1	—	June 30, 2015	$1.54	$1.12

Fiscal 2014:
First Quarter	July 1	—	September 30, 2013	$1.51	$1.30
Second Quarter	October 1	—	December 31, 2013	$1.41	$0.91
Third Quarter	January 1	—	March 31, 2014	$2.05	$1.14
Fourth Quarter	April 1	—	June 30, 2014	$1.63	$1.15

Holders

There were approximately 29 owners of record of Qualstar’s common stock as of September 2, 2015, not including beneficial owners who own their stock in street name through Cede & Co. and others.

Dividend Policy

No dividends were declared in fiscal years 2015 and 2014. Any future determination to pay dividends will be at the discretion of the Company’s Board of Directors and will depend upon, among many other factors, the Company’s results of operations, financial condition, capital requirements and any contractual restrictions.

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

ADDITIONAL EQUITY COMPENSATION PLAN INFORMATION

The following table provides additional information regarding Qualstar’s equity compensation plans as of June 30, 2015:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted- average exercise price of outstanding options, warrants and rights (1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (2)

Equity compensation plans approved by security holders	258,000	$1.57	242,000
Equity compensation plans not approved by security holders	—	—	—
Totals	258,000	$1.57	242,000

(1)

Includes shares subject to stock options granted under the 1998 Stock Incentive Plan and the 2008 Stock Incentive Plan as of June 30, 2015. The 1998 Stock Incentive Plan expired in 2008 and no further options may be granted under that plan.

(2)	Includes shares available for additional option grants under the 2008 Stock Incentive Plan as of June 30, 2015.

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

	Years Ended June 30,
	2015	2014	2013	2012	2011
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net revenues	$12,902	$10,941	$12,642	$17,081	$18,302
Cost of goods sold	8,530	8,350	9,187	13,390	11,573
Gross profit	4,372	2,591	3,455	3,691	6,729
Operating expenses:
Engineering	1,351	2,461	3,290	2,657	2,744
Sales and marketing	2,077	2,200	3,035	1,908	2,327
General and administrative	2,478	3,780	4,875	3,241	2,534
Restructuring expense (income)	(245)	(202)	2,666	-	-
Total operating expenses	5,661	8,239	13,866	7,806	7,605
Loss from operations	(1,289)	(5,648)	(10,411)	(4,115)	(876)
Other income (loss)	(19)	24	48	24	191
Loss before income taxes	(1,308)	(5,624)	(10,363)	(4,091)	(685)
Provision (benefit) for income taxes	-	-	-	16	(5)
Net loss	$(1,308)	$(5,624)	$(10,363)	$(4,107)	$(680)

Loss per share:
Basic and Diluted	$(0.11)	$(0.46)	$(0.85)	$(0.34)	$(0.06)
Shares used to compute loss per share:
Basic and Diluted	12,253	12,253	12,253	12,253	12,253

	Years Ended June 30,
	2015	2014	2013	2012	2011
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$4,696	$5,462	$1,966	$7,381	$4,970
Marketable securities	-	1,763	11,851	13,504	17,694
Working capital	7,573	8,653	8,601	18,392	21,940
Total assets	10,684	12,785	20,207	28,824	31,935
Shareholders’ equity	7,910	9,123	14,745	25,053	29,180

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto.

OVERVIEW

Qualstar Corporation was incorporated in California in 1984. Qualstar focuses its efforts on designing, developing, manufacturing and selling high efficiency AC-DC and DC-DC power supplies under its N2Power brand, and automated tape libraries used to store, retrieve and manage electronic data under its Qualstar brand. Tape libraries consist of cartridge tape drives, tape cartridges and robotics to move the tape cartridges from their storage locations to the tape drives under software control. Qualstar’s tape libraries provide storage solutions for organizations requiring backup, recovery and archival storage of critical electronic information.

Qualstar has developed a business plan to establish worldwide partnerships with other power supply and data storage related companies that will increase our engineering capabilities to develop new products and where we can ‘private label’ and sell already established strategic products that fit within our portfolio of products.

On June 30, 2014, Qualstar established a Singapore subsidiary, Qualstar Corporation Singapore Private Limited (“QC Singapore”), in furtherance of its plan to establish an engineering footprint in Singapore. QC Singapore has allowed us to hire strategic engineering personnel to assist in sustaining our current products and for new product development. QC Singapore has helped us in servicing our Asian customers and we believe will benefit us entering into relationships with various Singapore technical schools that have a strong history of working with local businesses in development of new breakthrough technologies.

In fiscal year 2015, the Company took substantial action to reduce overhead spending. The Company reduced its leased space by 63.8% to 20,560 square feet from 56,845 square feet. The Company’s base rent payments reduced to $20,000 compared to $44,000 per month, a 54.5% reduction. In addition to rent, overall operating expenses related to facilities costs were reduced. Also, in December 2014, litigation costs were reduced following the litigation settlement reached with the Company’s former CEO, Lawrence Firestone.

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

In January 2013, Qualstar’s third party service contract provider changed the terms of its agreement with the Company that triggered a change in revenue recognition policy from the gross method to the net method for contract services. The terms of the agreement changed from a fixed fee coverage per library model over the customer’s entire contractual service period to a fee per incident model.

As a result, beginning in the quarter ended March 31, 2013, the Company adopted the gross method of revenue recognition to better match revenues and expenses. Prior to the change in the service contract, revenue for service was recorded by the Company net of the expense of the third party billing. The Company recognized a liability for the contractual maintenance cost from the service provider upfront at the time of the revenue recognition; the service revenue was recognized on a net basis. Following the change in the service contract, the Company records revenues for contract services at the amount of the service contract, but such amount is deferred at the beginning of the service term and amortized ratably over the life of the contract. Related expenses for fulfilling the service contract are expensed when incurred and recorded in cost of sales. These costs include the repair or replacement of the parts, the cost of any onsite service on a per incident cost and technical support. This change in revenue recognition was applied prospectively.

The Company’s modification of the revenue recognition method for contract services, was due to a change in the terms of the agreement with the Company’s services provider, thus it is not considered to be a change in accounting principle and was applied prospectively, in the quarter ended March 31, 2013. The Company recorded a one-time, non-cash increase to deferred revenues of approximately $454,000 with an equal offset to revenues and net loss, for the quarter ended March 31, 2013.

At June 30, 2015, we had deferred revenue of approximately $1,055,000 and no deferred profit. At June 30, 2014 we had deferred revenue of approximately $1,197,000 and deferred profit of approximately $8,000.

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

Warranty Obligations

We provide for the estimated cost of product warranties at the time revenue is recognized. We engage in extensive product quality programs and processes, including active monitoring and evaluation of product failure rates, material usage and estimation of service delivery costs incurred in correcting a product failure. However, should actual product failure rates, material usage, or service delivery costs differ from our estimate, revisions to the estimated warranty liability would be required. Historically our warranty costs have not been significant.

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

The Company has net operating loss carry-forwards for federal income tax purposes of approximately $29.5 million and net operating loss carry-forwards for state income tax purposes of approximately $20.6 million. The Company had engineering and other credits for tax purposes of $2.7 million. If not utilized, the federal net operating loss and other tax credit carry-forwards will expire beginning in 2026. If not utilized, the state net operating loss carry-forward will expire beginning in the fiscal year ending June 30, 2016. The state engineering credit has no limit on the carry-forward period.

Recent Accounting Pronouncements

See Recent Accounting Guidance in “Note 1 Summary of Significant Accounting Policies" in the accompanying notes to the consolidated financial statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on our results of operations and financial condition.

RESULTS OF OPERATIONS

The following table reflects, as a percentage of net revenues, consolidated statements of operations data for the periods indicated:

	Years Ended June 30,
	2015	2014	2013
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	65.9	76.3	72.7
Gross margin	34.1	23.7	27.3
Operating expenses:
Engineering	10.1	22.5	26.0
Sales and marketing	16.3	20.1	24.0
General and administrative	19.4	34.5	38.6
Restructuring expense (income)	(1.6)	(1.8)	21.1
Loss from operations	(10.1)	(51.6)	(82.4)
Other income	(0.0)	0.2	0.4
Loss before provision for income taxes	(10.1)	(51.4)	(82.0)
Provision for income taxes	0.0	0.0	0.0
Net loss	(10.1)%	(51.4)%	(82.0)%

As discussed in Note 11 to our consolidated financial statements, the Company has two operating segments for financial disclosure purposes, data storage and power supplies. The following table summarizes our revenue by operating segment:

	Years Ended June 30,
	2015	2014	2013
Power Supply revenues	48.8%	54.1%	51.3%
Data Storage revenues:
Product	34.9%	26.6%	34.3%
Service	16.3%	19.3%	14.4%
Total Data Storage revenues	51.2%	45.9%	48.7%
	100.0%	100.0%	100.0%

Fiscal 2015 Compared to Fiscal 2014

Net Revenues.  Net revenues were $12.9 million in fiscal 2015 as compared to $10.9 million in fiscal 2014. The increase of approximately $2.0 million, or 18.3%, is primarily due to an increase of $1.5 million in sales of RLS, XLS and the new Q24 tape libraries and drives and a $0.5 million increase in sales of power supplies. Each segment is discussed below.

Segment Revenue

Power Supply Segment

Revenues attributed to our power supply segment were $6.3 million, or 48.8% of revenues, in fiscal 2015 as compared to $5.9 million, or 54.1% of revenues, in fiscal 2014. The increase of $0.4 million, or 6.8%, was partially due to increased sales of our new products introduced in this fiscal year. The Company added the XL and PL Series of high wattage power supplies to its N2Power brand product portfolio. We also saw an increase in our standard product sales to distributors and to original equipment manufacturers (“OEM”).

Data Storage Segment

Revenues attributed to our data storage segment were $6.6 million or 51.2% of revenues in fiscal 2015, as compared to $5.0 million or 45.9% of revenues in fiscal 2014, an increase of $1.6 million or 32%. The Company has increased its product offerings in order to be more competitive in the data storage market place. The Company introduced the Q24 model to target buyers with smaller storage capacity needs, and an enhanced RLS model that provides more flexibility in our system to allow additional storage without having to advance to a larger, more expensive system. The revenue generated from these models contributed the majority of the revenue increase, approximately, $0.9 million. The Company also saw an increase in sales of the XLS enterprise model of $0.6 million, to customers in South America and Mexico.

Gross Profit.  Gross profit was $4.4 million in fiscal 2015 as compared to $2.6 million in fiscal 2014, an increase of approximately $1.8 million, or 69.2%. The increase was due to a $2.6 million change in the inventory reserve expense. In fiscal 2015 the provision for inventory reserve was a $0.3 million recovery compared to a $2.2 million expense taken in fiscal 2014 for the excess inventory purchased from the former contract manufacturer. These benefits were offset by the reduction in gross profit as we reduced selling prices required to be competitive in the market.

The inventory reserve in fiscal 2014 was a result of the termination of our contract manufacturer relationship with CTS Electronics Manufacturing Solutions, Inc. (“CTS”). On December 20, 2012, Qualstar Corporation entered into a contract manufacturing agreement with CTS Electronics Manufacturing Solutions, Inc. (“CTS”), to have CTS manufacture Qualstar’s RLS and XLS tape libraries. At the commencement of the contract, Qualstar’s prior management provided CTS with an overly aggressive forecast of Qualstar requirements for RLS tape libraries. Accordingly, CTS purchased more parts than were required to satisfy Qualstar’s actual sales. In July 2013, the new management team revised the forecast for the RLS tape libraries. The lower forecast provided for a level of business that was not economically beneficial to CTS and management realized CTS was not the right manufacturer. Shortly thereafter, Qualstar began to look for alternatives to the contract manufacturing relationship with CTS, including bringing the manufacturing of the RLS and XLS tape libraries in house at Qualstar. On December 20, 2013, Qualstar and Benchmark Electronics Manufacturing Solutions, Inc.(“Benchmark”) (the successor to CTS) entered into a settlement agreement (“Settlement Agreement”), whereby the contract manufacturing relationship was terminated and the parties agreed that Qualstar would purchase from Benchmark all Qualstar specific inventory on hand. Qualstar completed the purchase of this inventory at cost plus storage and handling fees, in January 2014 for a total of $1.9 million. Qualstar is currently manufacturing its own RLS tape libraries in house, and will continue to do so until an alternative is found. As a result of the Settlement Agreement, Qualstar had excess inventory. A detailed review was completed of the tape library inventory and a reserve of $2.2 million was recorded for excess and obsolete inventory for the fiscal year ended June 30, 2014.

Engineering.  Engineering expenses were $1.3 million in fiscal 2015 as compared to $2.5 million in fiscal 2014. The decrease of approximately $1.2 million, or 48.0%, is primarily attributed to a decrease in compensation expenses related to a reduction in headcount and consultant fees, as we continue to align our headcount with our corporate strategy of introducing new products through partnerships on an OEM basis.

Sales and Marketing.  Sales and marketing expenses were $2.1 million in fiscal 2015, as compared to $2.2 million in fiscal 2014. The decrease of approximately $0.1 million, or 4.5%, is attributed to decreased compensation and commission expenses related to headcount reductions.

General and Administrative.  General and administrative expenses were $2.5 million in fiscal 2015 as compared to $3.8 million in fiscal 2014. The decrease of approximately $1.3 million, or 34.2%, is primarily attributed to a $0.8 decrease in legal expenses incurred in 2014 as opposition to an unsolicited partial tender offer, the proxy contest and Annual Shareholder meeting, and the complaint filed against the former CEO and others, which was resolved in fiscal 2015. Additionally, a reduction of $0.5 million was a change in the facilities allocation to other departments based on the new in leased facilities.

Restructuring Expense. Restructuring recovery of $0.2 million in fiscal 2015 and in fiscal 2014, is attributed to the lease abandonment restructuring charge initially taken in fiscal 2013 for the lease abandonment when all manufacturing went to an outside contract manufacturer. During fiscal 2014, the Company moved the manufacturing back in-house and a portion of the abandonment charge was recovered. During fiscal 2015, the Company moved out of the facility and relocated to a smaller facility and the remaining abandonment charge was recovered.

Other Income and Expenses.  Other expenses in fiscal 2015 were $19,000, primarily related to the loss on fixed assets attributed to the facility move offset by investment income. Other income in fiscal 2014 was $24,000, primarily investment income, a decrease of $43,000, or 179%. The Company has converted all marketable securities to cash or cash equivalents, reducing the investment income for 2015.

Provision for Income Taxes.   We had no provision for income taxes for fiscal 2015 and 2014.

Fiscal 2014 Compared to Fiscal 2013

Net Revenues.  Net revenues were $10.9 million in fiscal 2014 as compared to $12.6 million in fiscal 2013. The decrease of approximately $1.7 million, or 13.5%, was primarily due to a decrease of $1.5 million in sales of TLS, XLS tape libraries and miscellaneous media sales, and a $0.6 million decrease in sales of power supplies, partially offset by an increase of $0.1 million in sales of our RLS tape libraries and $0.3 million increase in service.

Power Supply Segment

Revenues attributed to our power supply segment were $5.9 million, or 54.1% of revenues, in fiscal 2014 as compared to $6.5 million, or 51.3% of revenues, in fiscal 2013. The decrease of $0.6 million, or 9.5%, was due to decreased sales to original equipment manufacturers and distributors.

Tape Library Segment

Revenues attributed to our tape library segment were $5.0 million or 45.9% of revenues in fiscal 2014, as compared to $6.2 million or 48.7% of revenues in fiscal 2013. The decrease of $1.1 million or 17.6% in tape library revenues was due to decreased sales of our tape library products in the TLS and XLS product lines and miscellaneous revenues offset by increased revenues from our RLS product line and service.

Gross Profit.  Gross profit was $2.6 million in fiscal 2014 as compared to $3.5 million in fiscal 2013. The decrease of approximately $0.9 million, or 25.0%, is primarily attributed to the inventory reserve of $2.2 million the majority of which was based on the buyback of excess and obsolete inventory from our contract manufacturer, CTS. See the “Fiscal 2015 Compared to Fiscal 2014 – Gross Profit section.”

Engineering.  Engineering expenses were $2.5 million in fiscal 2014 as compared to $3.3 million in fiscal 2013. The decrease of approximately $0.8 million, or 25.2%, was primarily attributed to a decrease in compensation expenses related to reduction in headcount and consultant fees.

Sales and Marketing.  Sales and marketing expenses were $2.2 million in fiscal 2014, as compared to $3.0 million in fiscal 2013. The decrease of approximately $0.8 million, or 27.5%, was attributed to decreased compensation and commission expenses related to headcount reductions and decreased advertising and promotion expenses.

General and Administrative.  General and administrative expenses were $3.8 million in fiscal 2014 as compared to $4.9 million in fiscal 2013. The decrease of approximately $1.1 million, or 22.4%, is primarily attributed to a decrease in legal expenses incurred in opposition to an unsolicited partial tender offer, the proxy contest and Annual Shareholder meeting, and decreased investor relation expenses, and decreased compensation in executive salaries and consultant fees.

Restructuring Expense. Restructuring income of $0.2 million in fiscal 2014 compared to an expense of $2.7 million in fiscal 2013, is primarily attributed to a $0.2 million adjustment to the lease abandonment cost relating to the remaining contractual lease payments from April 2014 through December 2015 as we increased the use of the Simi Valley building by returning manufacturing in-house. Offsetting the income was a restructuring charge of $26,000, as we vacated the facility in Boulder, Colorado.  In fiscal 2013, the restructuring charge was primarily for the lease abandonment and severance as all manufacturing went to an outside contract manufacturer.

Other Income and Expenses.  Other income and expense in fiscal 2014 was $24,000, comprised of $22,000 investment income and $2,000 of other income. Other income and expense in fiscal 2013 was $48,000, comprised of $105,000 investment income, offset by $57,000 in litigation fees.

Provision for Income Taxes.   We had no provision for income taxes for fiscal 2014 and 2013.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $2.4 million in fiscal 2015, $6.3 million in fiscal 2014 and $6.5 million in fiscal 2013.

Throughout fiscal 2015, the Company focused on reducing operating expenses, increasing revenues and striving to attain profitability and improved cash flow. We downsized our facilities from a lease of $44,000 per month to $20,000 per month, plus other related cost savings associated with the smaller space of approximately $34,000 per month. By introducing private label products, we were able to get similar or greater margins without developing new products ourselves, allowing for less headcount and product risk.

Cash provided by investing activities was $1.6 million in fiscal 2015, $9.8 million in fiscal 2014 and $1.1 million in fiscal 2013. Cash provided by investing activities in all three fiscal years relates primarily to proceeds from the sale of marketable securities, partially offset by purchases of marketable securities and equipment.

Cash was not used in financing activities in fiscal years 2015, 2014 and 2013.

As of June 30, 2015, we had $4.7 million in cash and cash equivalents, of which $100,000 is used as collateral for our corporate credit cards. We believe that our existing cash and cash equivalents will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. We may utilize cash to invest in businesses, products or technologies that we believe are strategic. We periodically evaluate other companies and technologies for possible investment. In addition, we have made and may in the future make investments in companies with whom we have identified potential synergies.

SUMMARY OF CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following is a summary of our future payments due under contractual obligations as of June 30, 2015:

Year Ended June 30,	Operating Leases (in thousands)
2016	$231
2017	248
2018	212
2019	133
2020	79
$903

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Qualstar Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of Qualstar Corporation and Subsidiary (collectively, the “Company”) as of June 30, 2015, and 2014, and the related consolidated statements of comprehensive loss, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Qualstar Corporation and Subsidiary as of June 30, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ SingerLewak LLP

Los Angeles, California

September 8, 2015

QUALSTAR CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$4,696	$5,462
Marketable securities, short-term	—	1,763
Accounts receivable, net of allowance for doubtful accounts of $15 at June 30, 2015 and $92 at June 30, 2014	2,321	1,412
Inventories, net	2,948	3,177
Prepaid expenses and other current assets	140	241
Total current assets	10,105	12,055
Property and equipment, net	538	663
Other assets	41	67
Total assets	$10,684	$12,785
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$913	$952
Accrued payroll and related liabilities	396	322
Deferred service revenue	830	954
Other accrued liabilities	393	1,174
Total current liabilities	2,532	3,402

Other long-term liabilities	17	17
Deferred service revenue, long term	225	243
Total long term liabilities	242	260

Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized, 12,253 shares issued and outstanding as of June 30, 2015 and June 30, 2014	19,039	18,943
Accumulated other comprehensive income	—	1
Accumulated deficit	(11,129)	(9,821)
Total shareholders’ equity	7,910	9,123
Total liabilities and shareholders’ equity	$10,684	$12,785

See accompanying notes

QUALSTAR CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Year Ended June 30,
	2015	2014	2013
Net revenues	$12,902	$10,941	$12,642
Cost of goods sold	8,530	8,350	9,187
Gross profit	4,372	2,591	3,455
Operating expenses:
Engineering	1,351	2,461	3,290
Sales and marketing	2,077	2,200	3,035
General and administrative	2,478	3,780	4,875
Restructuring expense (income)	(245)	(202)	2,666
Total operating expenses	5,661	8,239	13,866
Loss from operations	(1,289)	(5,648)	(10,411)
Other income	(19)	24	48
Loss before income taxes	(1,308)	(5,624)	(10,363)
Provision for income taxes	-	-	-
Net loss	$(1,308)	$(5,624)	$(10,363)
Change in unrealized losses on investments	(1)	(3)	(5)
Comprehensive loss	$(1,309)	$(5,627)	$(10,368)
Loss per share:
Basic and Diluted	$(0.11)	$(0.46)	$(0.85)
Shares used to compute loss per share:
Basic and Diluted	12,253	12,253	12,253
Cash dividends declared per common share	$0.00	$0.00	$0.00

See accompanying notes

QUALSTAR CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Accumulated Other Comprehensive Income	Accumulated
	Shares	Amount	(Loss)	Deficit	Total
Balances at June 30, 2013	12,253	$18,938	$4	$(4,197)	$14,745
Share-based compensation	—	5	—	—	5
Comprehensive loss:
Net loss	—	—	—	(5,624)	(5,624)
Change in unrealized loss on investments	—	—	(3)	—	(3)
Comprehensive loss					(5,627)
Balances at June 30, 2014	12,253	18,943	1	(9,821)	9,123
Share-based compensation	—	96	—	—	96
Comprehensive loss:
Net loss	—	—	—	(1,308)	(1,308)
Change in unrealized loss on investments	—	—	(1)	—	(1)
Comprehensive loss	—	—	—	—	(1,309)
Balances at June 30, 2015	12,253	19,039	—	(11,129)	7,910

See accompanying notes

QUALSTAR CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended June 30,
	2015	2014	2013
OPERATING ACTIVITIES:
Net loss	$(1,308)	$(5,624)	$(10,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	220	183	176
Loss (gain) of disposal of assets	57	(5)	—
Provision for bad debts and returns, net	(77)	24	31
Provision for inventory reserve	(343)	2,203	640
Share-based compensation	96	5	60
(Gain)/loss on sale of securities	11	(2)	54
Changes in operating assets and liabilities:
Accounts receivable	(831)	2,347	(820)
Inventories	572	(3,752)	2,207
Prepaid expenses and other assets	127	125	(170)
Accounts payable	(39)	(1,137)	50
Accrued payroll and related liabilities	74	(102)	92
Deferred service revenue	(142)	244	797
Other accrued liabilities	(781)	(804)	761
Net cash used in operating activities	(2,364)	(6,295)	(6,485)
INVESTING ACTIVITIES:
Purchases of equipment	(217)	(299)	(453)
Purchases of marketable securities	—	—	(9,488)
Proceeds from the sale of equipment	62	—	—
Proceeds from the sale of marketable securities	1,753	10,090	11,011
Net cash provided by investing activities	1,598	9,791	1,070
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(766)	3,496	(5,415)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,462	1,966	7,381
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,696	$5,462	$1,966

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$3	$2	$9

See accompanying notes

QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Accounting Policies

Business

Qualstar Corporation and Subsidiary (collectively, “Qualstar”, the “Company”, “we”, “us” or “our”), was incorporated in California in 1984. Qualstar is a leading provider of high efficiency and high density power solutions marketed under the N2Power brand, and of data storage systems marketed under the Qualstar brand. Originally Qualstar was formed to develop and manufacture tape drives for the personal computer and workstation marketplaces. Commencing in 1995, Qualstar focused its efforts on designing, developing, manufacturing and selling data storage systems used to store, retrieve and manage electronic data primarily in the network computing environment. Tape libraries consist of cartridge tape drives, tape cartridges and robotics to move the tape cartridges from their storage locations to the tape drives under software control. Qualstar’s libraries provide storage solutions for organizations requiring backup, recovery, and archival storage of critical electronic information. Qualstar’s data storage systems are compatible with commonly used operating systems, including UNIX, Windows and Linux and a wide range of storage management software. In July 2002, Qualstar purchased the assets of N2Power, Incorporated, a supplier of ultra-small high efficiency open frame switching power supplies. Power supplies are sold with the N2Power brand name as well as under a private label brand name to original equipment manufacturers.

We design our products at our location in California, and we sell our products globally through authorized resellers and directly to original equipment manufacturers (“OEMs”). N2Power utilizes contract manufacturers in Asia to produce our power solutions products. Our storage products are manufactured by us at our factory in Simi Valley, California and by our OEM supplier in other parts of the world.  Our research, development and engineering facility is located in Simi Valley, California. On June 30, 2014, Qualstar formed Qualstar Corporation Singapore Private Limited, a Singapore corporation to enable us to hire and expand our engineering and product development staff in Singapore and to support Qualstar’s overall product expansion.

The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiary in Singapore. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

At June 30, 2015, we had deferred revenue of approximately $1,055,000 and no deferred profit. At June 30, 2014, we had deferred revenue of approximately $1,197,000 and deferred profit of approximately $8,000.

Cash and Cash Equivalents

Qualstar classifies as cash equivalents only cash and those investments that are highly-liquid, interest-earning investments with maturities of three months or less from the date of purchase. $100,000 is restricted for use as collateral for the corporate credit cards.

Marketable Securities

Marketable securities consist primarily of high-quality U.S. corporate securities and U.S. federal government debt securities. Our marketable securities portfolio consists of short-term securities with original maturities of greater than three months from the date of purchase and remaining maturities of less than one year and longer term securities with original maturities of greater than one year and less than five years. Marketable securities are classified as available for sale and are recorded at fair value using the specific identification method; unrealized gains and losses are reflected in other comprehensive income until realized; realized gains and losses are included in earnings when the underlying securities are sold and are derived using the specific identification method for determining the cost of securities sold. An $11,000 loss, $2,000 gain and $54,000 loss from the sale of marketable securities were recorded in fiscal 2015, 2014 and 2013, respectively. All of Qualstar’s marketable securities were classified as available-for-sale at June 30, 2014 and 2013. Qualstar did not have any marketable securities as of June 30, 2015.

The Company reviews its marketable securities for any potential investment impairments in accordance with ASC 320, “Investments – Debt and Equity Securities,” in order to determine if impairment exists and if so, the classification of the impairment as “temporary” or “other-than-temporary.”  A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of shareholders’ equity.  An other-than-temporary impairment charge is recorded as a realized loss in the Consolidated Statement of Comprehensive Loss and reduces net income (loss) for the applicable accounting period.  The differentiating factors between temporary and other-than-temporary impairment are primarily the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

We believe that our existing cash and short-term investments will be sufficient to fund our working capital requirements, capital expenditures and other obligations for the foreseeable future and will not affect our ability to execute our current business plans.  If the credit ratings of the security issuers deteriorate or if normal market conditions do not return in the near future, we may be required to reduce the value of our investments through an impairment charge and reflect them as long-term investments.

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

Our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Sales outside North America represented approximately 54.0% of net revenues in fiscal 2015, 44.2% of net revenues in fiscal 2014, and 49.7% of net revenues in fiscal 2013.

Revenues from Qualstar’s largest customer totaled approximately 11.1% of revenues for the year ended June 30, 2015. Revenues from Qualstar’s largest customer totaled approximately 10.6% of revenues for the year ended June 30, 2014, and revenues from Qualstar’s largest customer totaled approximately 9.8% of revenues for the year ended June 30, 2013. At June 30, 2015, the largest customer’s accounts receivable balance, net of specific allowances, totaled approximately 10.0% of net accounts receivable. At June 30, 2014, the largest customer’s accounts receivable balance, net of specific allowances, totaled approximately 13.2% of net accounts receivable. At June 30, 2013, the largest customer’s accounts receivable balance, net of specific allowances, totaled approximately 8.9% of net accounts receivable.

Suppliers

The primary suppliers of our power supplies segment, N2Power, are located in China. The primary supplier of our tape storage products is located in California. If a manufacturer should be unable to deliver products to us in a timely basis or at all, our power supply or data storage business could be adversely affected. Though we have many years of favorable experience with these suppliers, there can be no assurance that circumstances might not change and compel a supplier to curtail or terminate deliveries to us.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. Activity in the allowance for doubtful accounts was as follows (in thousands):

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (1)	Balance at End of Period
Year Ended June 30, 2015	$92	$—	$—	$(77)	$15
Year Ended June 30, 2014	$68	$49	$—	$(25)	$92
Year Ended June 30, 2013	$38	$31	$—	$(1)	$68

__________________________

(1)	Uncollectible accounts written off, net of recoveries.

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

Activity in the liability for product warranty (included in other accrued liabilities) for the periods presented is as follows (in thousands):

	June 30,
	2015	2014
Beginning balance	$159	$190
Cost of warranty claims	(55)	(45)
Accruals for product warranties	50	14
Ending balance	$154	$159

Engineering

All engineering costs are charged to expense as incurred. These costs consist primarily of engineering salaries, benefits, outside consultant fees, purchased parts and supplies directly involved in the design and development of new products, and facilities and other internal costs.

Advertising

Advertising and promotion expenses include costs associated with direct and indirect marketing, trade shows and public relations. Qualstar expenses all costs of advertising and promotion as incurred. Advertising and promotion expenses for the years ended June 30, 2015, 2014 and 2013 were approximately $150,000, $232,000, and $575,000, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at June 30, 2015 and 2014 (in thousands):

	June 30, 2015

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term Marketable Securities	Long-term Marketable Securities
Level 1:
Cash	663	-	-	633	633	-	-
Money Market Funds	4,033	-	-	4,033	4,033	-	-
Total	$4,696	$-	$-	$4,696	$4,696	$-	$-

	June 30, 2014

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term Marketable Securities	Long-term Marketable Securities
Level 1:
Cash	617	-	-	617	617	-	-
Money Market Funds	4,845	-	-	4,845	4,845	-	-
Subtotal	$5,462	$-	$-	$5,462	$5,462	$-	$-
Level 2:
U.S. Agency Securities	332	-	-	332	-	332	-
Corporate securities	1,354	1	-	1,355	-	1,355	-
Municipal securities	76	-	-	76	-	76	-
Subtotal	$1,762	$1	$-	$1,763	-	$1,763	$-
Total	$7,224	$1	$-	$7,225	$5,462	$1,763	$-

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

The following table sets forth the calculation for basic and diluted loss per share for the periods indicated:

	Year Ended June 30,
	2015	2014	2013
	(In thousands)
Loss:
Net loss	$(1,308)	$(5,624)	$(10,363)
Shares:
Weighted average shares for basic and diluted loss per share	12,253	12,253	12,253
Loss per share	(0.11)	(0.46)	(0.85)

Shares issuable under stock options of 258,000, 74,000 and 628,000 for the years ended June 30, 2015, 2014 and 2013, respectively, have been excluded from the computation of diluted loss per share as the effect would be antidilutive.

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

Recent accounting guidance not yet adopted

In August 2015, the FASB issued ASU 2015-14 issued this as an update of ASU 2014-09. The purpose is to allow more time to implement the guidance in Update 2014-09. This Update defers the effective date of Update 2014-09 to annual reporting periods beginning after December 15, 2017, and is not expected to impact our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11 to simplify the measurement of inventory. The objective is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The standard is effective for fiscal years beginning after December 15, 2016, and is not expected to impact our consolidated financial statements.

In June 2015, the FASB issued ASU 2015-10 to cover a wide range of topics in the codification and are generally categorized as follows: amendments related to differences between original guidance and the codification; guidance clarification and reference corrections; and minor improvements. The standard is effective for fiscal and interim periods within those fiscal years, beginning after December 15, 2015, and is not expected to impact our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03 to reduce complexity in the balance sheet presentation of debt issuance costs, discounts and premiums. The standard is effective for fiscal and interim periods within those fiscal years, beginning after December 15, 2015, and is not expected to impact our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02 to change the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The standard is effective for fiscal and interim periods within those fiscal years, beginning after December 15, 2015. We are currently evaluating this new standard and after adoption, we will incorporate this guidance in our analysis for consolidations. This new standard is not expected to impact our consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01 to eliminate the concept of extraordinary and unusual items, simplifying the income statement presentation. The standard is effective for fiscal and interim periods within those fiscal years, beginning after December 15, 2015, and is not expected to impact our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15.  This standard sets forth management’s responsibility to evaluate, each reporting period, whether there is substantial doubt about our ability to continue as a going concern, and if so, to provide related footnote disclosures. The standard is effective for annual reporting periods ending after March 15, 2016 and interim periods within annual periods beginning after March 15, 2016. We are currently evaluating this new standard and after adoption, we will incorporate this guidance in our assessment of going concern. This new standard is not expected to impact our consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12 to resolve the diverse accounting treatment of share-based payment awards that require specific performance target to be achieved in order for employees to become eligible to vest in the awards. The new guidance will be effective for us beginning December 15, 2017, and is not expected to impact our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that will remove inconsistencies and weaknesses in revenue requirements, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, provide more useful information to users of financial statements through improved disclosure requirements, and simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. The new guidance will be effective for reporting periods beginning after December 15, 2016, and is not expected to impact our consolidated financial statements.

In August 2015, the FASB issued ASU 2015-14 issued this as an update of ASU 2014-09. The purpose is to allow more time to implement the guidance in Update 2014-09. This Update defers the effective date of Update 2014-09 to annual reporting periods beginning after December 15, 2017, and is not expected to impact our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11 to simplify the measurement of inventory. The objective is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The standard is effective for fiscal years beginning after December 15, 2016, and is not expected to impact our consolidated financial statements.

Note 2 – Marketable Securities

The following table summarizes marketable securities by security type at June 30, 2014. There were no securities held by the Company at June 30, 2015.

June 30, 2014 (in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Agency securities	$332	$—	$—	$332
Municipal securities	76	—	—	76
Corporate securities	1,354	1	—	1,355
Total	$1,762	$1	$—	$1,763

All contractual maturities of the Company’s fixed maturity securities and GSE collateralized mortgage obligations based on cash flows as of June 30, 2014 were due in less than one year.

Note 3 – Inventories

Inventories consist of the following:

	June 30,
	2015	2014
	(In thousands)
Raw materials	$2,830	$3,116
Finished goods	3,061	3,347
Subtotal	5,891	6,463
Less: Inventory reserve	(2,943)	(3,286)
	$2,948	$3,177

Note 4 – Property and Equipment

The components of property and equipment are as follows:

	June 30,
	2015	2014
	(In thousands)
Leasehold improvements	$105	$596
Furniture and fixtures	373	628
Machinery and equipment	1,329	1,365
Assets in progress	—	116
	1,807	2,705
Less accumulated depreciation and amortization	(1,269)	(2,042)
	$538	$663

Depreciation expense for the years ended June 30, 2015, 2014, and 2013, was $220,000, $183,000 and $176,000 respectively.

Note 5 – Accrued Payroll and Related Liabilities

The components of accrued payroll and related liabilities are as follows:

	June 30,
	2015	2014
	(In thousands)
Accrued salaries and payroll taxes	$93	$95
Accrued vacation	171	116
Accrued other	132	111
	$396	$322

Note 6 – Other Accrued Liabilities

The components of other liabilities are as follows:

	June 30,
	2015	2014
	(In thousands)
Accrued audit	$88	$87
Accrued outside commissions	47	30
Accrued contingent legal fees	8	251
Accrued deferred rent	31	84
Accrued warranty	154	159
Lease abandonment	—	445
Other accrued liabilities	65	118
	$393	$1,174

Note 7 – Income Taxes

The provision for (benefit from) income taxes is comprised of the following:

Year Ended June 30,
	2015	2014	2013
(In thousands)
Current:
Federal	$—	$—	$—
State	—	—	—
	$—	$—	$—
Deferred:
Federal	—	—	—
State	—	—	—
	—	—	—
	$—	$—	$—

The following is a reconciliation of the statutory federal income tax rate to Qualstar’s effective income tax rate:

	Year Ended June 30,
	2015	2014	2013
Statutory federal income tax benefit	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal income tax benefit	(4.3)	(28.8)	(3.7)
Foreign income taxes, net of federal income tax benefit	1.8	—	—
Engineering credits	(8.2)	(1.5)	(1.1)
Valuation allowance	43.3	65.2	39.2
Other	1.7	(0.9)	(0.4)
	0.3%	0.0%	0.0%

The tax effect of temporary differences resulted in deferred income tax assets (liabilities) as follows:

	June 30,
	2015	2014	2013
	(In thousands)
Deferred tax assets:
Net operating loss carry forwards	$11,207	$10,502	$8,888
Capital loss and other credit carry forwards	62	151	57
Engineering credit carry forwards	1,804	1,611	1,412
Allowance for bad debts and returns	10	40	105
Inventory reserves	1,106	1,280	408
Capitalized inventory costs	41	7	—
Stock Compensation	247	—	—
Other accruals	152	513	849
Total gross deferred tax assets	14,629	14,104	11,719
Less valuation allowance on deferred tax assets	(14,550)	(14,090)	(11,717)
Net deferred tax assets	79	14	2
Deferred tax liabilities:
Marketable securities	—	(1)	(1)
Depreciation and other	(79)	(13)	(1)
Total deferred tax liabilities	(79)	(14)	(2)
Net deferred taxes	$—	$—	$—

The Company records a valuation allowance against its net deferred income tax assets in accordance with ASC 740 “Income Taxes” when in management’s judgment, it is more likely than not that the deferred income tax assets will not be realized in the foreseeable future. For the fiscal years ended June 30, 2015, 2014, and 2013, the Company placed a valuation allowance on net deferred tax assets. The Company has net operating loss carry-forwards for federal income tax purposes of approximately $29.5 million as of June 30, 2015, $27.5 million as of June 30, 2014 and $23.6 million as of June 30, 2013.  The Company has net operating loss carry-forwards for state income tax purposes of approximately $20.6 million as of June 30, 2015, $20.9 million as of June 30, 2014 and $16.3 million as of June 30, 2013. The Company had engineering and other credits for tax purposes of $2.7 million as of June 30, 2015, $1.9 million as of June 30, 2014 and $2.0 million at June 30, 2013. If not utilized, the federal net operating loss and other tax credit carry-forwards will expire beginning in 2025. If not utilized, the state net operating loss carry-forward will expire beginning in 2016.  The state engineering credit has no limit on the carry-forward period.

 The following table summarizes the activity related to the Company’s uncertain tax positions (in thousands):

	June 30,
	2015	2014	2013
Balance at July 1	$17	$17	$26
Increases related to tax positions taken in prior year	—	3	3
Decreases due to lapse of statute of limitations	—	(2)	(11)
Related interest and penalties, net of federal tax benefit	—	(1)	(1)
Balance at June 30	$17	$17	$17

The deferred tax asset amounts related to NOL and credit carryforwards have been reduced by approximately $532,000 of uncertain tax positions. While the Company expects that the amount of its uncertain tax positions will change in the next twelve months, the Company does not expect this change to have a significant impact on its results of operations or financial position.  In addition, future changes in the unrecognized tax benefit will have no impact on the Company’s effective tax rate due to the existence of the valuation allowance.

The Company’s policy is to include interest and penalties on uncertain tax positions in income tax expense, but they are not significant at June 30, 2015.   The Company files its tax returns by the laws of the jurisdictions in which it operates.  The Company’s federal tax returns for fiscal years June 30, 2012 and subsequent and California tax returns for fiscal years June 30, 2011 and subsequent, are still subject to examination.  Various state jurisdictions’ tax years remain open to examination as well, though the Company believes any additional assessment will be immaterial to its consolidated financial statements.

Note 8 – Preferred Stock

Qualstar’s capital structure allows for the Board of Directors to authorize up to 5,000,000 shares of preferred stock. The Board of Directors has authority to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares of preferred stock without any future vote or action by the shareholders. At June 30, 2015 and 2014, there were no outstanding shares of preferred stock.

Note 9 –Stock Based Compensation

The Company recorded share-based compensation associated with outstanding stock options and restricted stock grants during fiscal 2015, 2014 and 2013 of approximately $96,000, $5,000 and $60,000, respectively. No income tax benefit was recognized in the statements of comprehensive loss for share-based arrangements in any period presented.

Stock Option Plan

The Company has two share-based compensation plans as described below.

Qualstar adopted the 1998 Stock Incentive Plan, (the “1998 Plan”) under which incentive and nonqualified stock options and restricted stock could be granted for an aggregate of no more than 1,215,000 shares of common stock. Under the terms of the 1998 Plan, options could be issued at an exercise price of not less than 100% of the fair market value of common stock on the date of grant. These option awards typically vest based on four years of continuous service at a rate of 25% per year and terminate as specified in each option agreement, but terminate no later than ten years after the date of grant. The 1998 Plan expired in 2008 and no additional options may be granted under that plan. However, options previously granted under the 1998 Plan will continue under their terms.

Qualstar adopted the 2008 Stock Incentive Plan (the “2008 Plan”) under which incentive and nonqualified stock options and restricted stock may be granted for an aggregate of no more than 500,000 shares of common stock. Under the terms of the 2008 Plan, options may be issued at an exercise price of not less than 100% of the fair market value of common stock on the date of grant , or in the case of incentive stock options granted to a person who owns 10% or more of the total combined voting power of all classes of Qualstar stock, the exercise price must be at least equal to 110% of the fair market value of common stock on the date of grant. These option awards typically vest based on 4 years of continuous service at a rate of 25% per year and terminate as specified in each option agreement, but terminate no later than ten years after the date of grant.  Under the 2008 Plan, 200,000 options were granted during 2015, there were no options granted during 2014, and 212,000 options were granted during fiscal year 2013.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions, such as volatility, expected term and risk-free interest rate. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination in determining forfeiture rates and evaluates separate groups of employees by functional area that have similar historical exercise behavior. The expected term of options granted is estimated based on the vesting term of the award, historical employee exercise behavior, expected volatility of the Company’s stock and an employee’s average length of service. The risk-free interest rate used in this model correlates to a U.S. constant rate Treasury security with a contractual life that approximates the expected term of the option award. There were 200,000 options granted in fiscal year 2015.

The following table summarizes all stock option activity:

Options	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at June 30, 2014	74,000	$2.89	4.31	$—
Granted	200,000	1.25	—	—
Exercised	—	—	—	—
Forfeited or expired	(16,000)	3.71	—	—
Outstanding at June 30, 2015	258,000	1.57	8.09	—
Exercisable at June 30, 2015	253,000	$1.56	8.12	$—

At June 30, 2015, the unrecognized compensation cost related to non-vested share-based compensation awards granted under the 2008 Plan, is $2,800. The total fair value of shares vested for fiscal years 2015, 2014, and 2013 was $56,900, $2,900, and $120,000, respectively.

Restricted Stock Awards

The following table summarizes all restricted stock awards activity:

Restricted Stock Awards	Shares	Weighted Average Fair Value Price per Share
Nonvested at June 30, 2014	100,000	$1.61
Granted (1)	—
Vested	—
Forfeited or expired	—
Nonvested at June 30, 2015	100,000	$1.61

(1)

Restricted stock was granted on April 1, 2014 to Daniel K. Jan of 100,000 shares to vest 33,333 on April 1, 2017; 33,333 to vest April 1, 2018 and 33,334 to vest April 1, 2019. The award is part of his employment agreement and the grant price is the closing price of the stock on April 1, 2014 of $1.61. The unvested shares are forfeited upon termination of his employment.

At June 30, 2015 the unrecognized compensation cost related to the non-vested share based compensation for restricted stock is $108,000.

Note 10 – Commitments

Qualstar’s lease agreement for its 15,160 square foot facility located in Simi Valley, California, expires on February 28, 2018. Rent on this facility is $10,000 per month with a step-up of 3% annually. The Company provides for rent expense on a straight-line basis over the lease term. We also lease approximately 5,400 square feet of office space in Westlake Village, California. Our lease on this facility expires on January 31, 2020.  Rent on this facility is $10,000 per month, with a step-up of 3% annually.

Future minimum lease payments under these leases are as follows:

Year Ending June 30,	Minimum Lease Payment
(in thousands)
2016	$231
2017	248
2018	212
2019	133
2020	79
Total Commitment	$903

Rent expense (including equipment rental) for the years ended June 30, 2015, 2014, and 2013, was $402,000, $561,000, and $448,000, respectively.

Note 11 – Segment Information

Based on the provisions of ASC 280, “Segment Reporting,” and the manner in which the Chief Operating Decision Maker analyzes the business, Qualstar has determined that it has two separate operating segments. Segment revenue, loss before income taxes and total assets were as follows:

	Year Ended June 30,
	2015	2014	2013
	(in thousands)
Revenue
Power Supplies	$6,330	$5,874	$6,489
Data Storage:
Product	4,478	2,922	4,337
Service	2,094	2,145	1,816
Total Data Storage	6,572	5,067	6,153
Total Revenue	$12,902	$10,941	$12,642

	Year Ended June 30,
	2015	2014	2013
	(in thousands)
(Loss) before Taxes
Power Supplies	$(714)	$(865)	$(1,239)
Data Storage	(594)	(4,759)	(9,124)
Total Loss before Income Taxes	$(1,308)	$(5,624)	$(10,363)

	June 30,
	2015	2014
	(in thousands)
Total Assets
Cash and Marketable Securities:
Cash and Cash Equivalents	$4,696	$5,462
Marketable Securities	—	1,763
Total Cash and Marketable Securities	$4,696	$7,225
Power Supplies and Data Storage :
Power Supplies	2,435	2,329
Data Storage	3,553	3,231
Total Power Supplies and Data Storage	$5,988	$5,560
Total Assets	$10,684	$12,785

	June 30,
	2015	2014
	(in thousands)
Property and Equipment
Power Supplies:
Gross fixed assets	$568	624
Less: accumulated depreciation and amortization	(510)	(491)
Net power supply fixed assets	$58	$133
Data Storage:
Gross fixed assets	1,240	2,081
Less: accumulated depreciation and amortization	(760)	(1,551)
Net data storage fixed assets	$480	$530

In its operation of the business, management reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with U.S. GAAP. Our two segments are power supplies and data storage. The two segments discussed in this analysis are presented in the way we internally managed and monitored performance for the years ended June 30, 2015, 2014, and 2013. Allocations for internal resources were made for the years ended June 30, 2015, 2014, and 2013. The power supplies segment tracks certain assets separately, and all others are recorded in the data storage segment for internal reporting presentations.

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

Data Storage — We design, develop, manufacture and sell automated magnetic tape libraries used to store, retrieve and manage electronic data primarily in network computing environments. Tape libraries consist of cartridge tape drives, tape cartridges and robotics to move the cartridges from their storage locations to the tape drives under software control. Our tape libraries provide data storage solutions for organizations requiring backup, recovery and archival storage of critical data.

Geographic Information

Information regarding revenues attributable to the Qualstar’s primary geographic operating regions is as follows:

	Year Ended June 30,
	2015	2014	2013
	(In thousands)
Total Revenue:
North America	$5,929	$6,104	$6,357
Europe	2,195	1,992	3,195
Asia Pacific	4,169	2,641	2,936
Other	609	204	154
	$12,902	$10,941	$12,642

	Year Ended June 30,
	2015	2014	2013
	(In thousands)
Power Supply Revenue:
North America	$2,185	$2,122	$2,564
Europe	1,333	1,232	1,218
Asia Pacific	2,812	2,520	2,707
Other	—	—	—
	$6,330	$5,874	$6,489

	Year Ended June 30,
	2015	2014	2013
	(In thousands)
Data Storage Revenue:
North America	$3,744	$3,982	$3,793
Europe	862	760	1,977
Asia Pacific	1,357	121	229
Other	609	204	154
	$6,572	$5,067	$6,153

The geographic classification of revenues is based upon the location to which the product is shipped. Qualstar does not have any significant long-lived assets outside of the United States.

Note 12 – Legal Proceedings

 Overland Storage, Inc.

On June 28, 2012, Overland Storage, Inc. (“Overland”) filed a patent infringement lawsuit against Qualstar Corporation (and others, including Spectra Logic Corporation (“Spectra Logic”)) in the U.S. District Court in the Southern District of California (the “District Court”), alleging that certain of Qualstar’s automated tape libraries infringe claims of U.S. Patent No. 6,328,766 (the “’766 Patent”). The lawsuit is entitled: Overland Storage, Inc. (Plaintiff/Counterclaim Defendant) v. Qualstar Corporation (Defendant/ Counterclaim Plaintiff), and assigned Case No.: 12-cv-1605-JLS-BLM (the “Patent Litigation”). Overland sought injunctive relief as well as the recovery of unspecified monetary damages. Qualstar denied that it infringed the Overland patent and filed a counterclaim against Overland. The litigation was stayed pending Inter Partes Review (“IPR”) before the Patent Trial and Appeals Board (“PTAB”) (Case IPR 2013-00357). On November 7, 2014, the PTAB issued its final written decision finding that all eleven claims by Overland related to the ‘766 Patent were “unpatentable.” The PTAB denied Overland’s request for leave to amend its claims. Overland moved for reconsideration of the PTAB’s decision, but the request was denied by the PTAB on January 8, 2015. On March 9, 2015, Overland filed an appeal of the PTAB’s decision with the Court of Appeals for the Federal Circuit. On or about August 13, 2015, Overland and Spectra Logic settled the dispute which gave rise to the PTAB case and the related appeal to the Federal Circuit, which appeal was subsequently withdrawn by Overland. As a result, Overland and Qualstar agreed to voluntarily dismiss their respective claims in the Patent Litigation, which dismissal was effectuated by District Court on August 17, 2015. Thus, this matter has now been fully settled.

Needham & Company, LLC

On March 11, 2014, Qualstar filed a complaint against Needham & Company, LLC (“Needham”) entitled: Qualstar Corporation v. Needham & Company, LLC, pending in the Supreme Court of the State of New York, New York County and assigned index number 650773/14. Qualstar asserted claims against Needham for breach of contract, breach of the covenant of good faith and fair dealing, unjust enrichment and negligence based on Needham’s provision of financial advisory services to Qualstar, between January 2013 and February 2013, in connection with the unsolicited partial tender offer for Qualstar submitted by BKF Capital Group, Inc. Needham moved to dismiss the complaint, and on January 5, 2015, the court granted Needham’s motion, thereby dismissing the entirety of the complaint. Qualstar filed a notice of appeal of the court’s ruling dismissing the complaint; and, on or about July 16, 2015, Qualstar withdrew the appeal.

Other legal matters

Qualstar is also subject to a variety of other claims and legal proceedings that arise from time to time in the ordinary course of our business. Although management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. We accrue loss contingencies in connection with our commitments and contingencies, including litigation, when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. As of June 30, 2015, we had accrued aggregate current liabilities of $27,000 in probable fees and costs related to these legal matters.

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

Note 14 – Related Party Transactions

Steven N. Bronson is the Company’s CEO and is also the President and CEO and a majority shareholder of Interlink Electronics, Inc. (“Interlink”). Interlink purchases certain administrative and marketing services from Qualstar. The Company believes that the amounts charged to Interlink are no greater than the fair market value of the services. The total amount charged to Interlink for the fiscal year ended June 30, 2015, was $43,000.

The Company reimburses Interlink for expenses paid on the Company’s behalf. Interlink, occasionally, pays travel, insurance and other expenses incurred by Qualstar. The Company reimbursed Interlink $56,000 and $147,000 for the year ended 2015 and 2014, respectively.

The Company entered into a license agreement, dated May 1, 2014 (the “License Agreement”) with BKF Capital Group, Inc. (“BKF”). Pursuant to the License Agreement, commencing on May 1, 2014, BKF shall have a license to occupy and use one furnished office, telephone and other services, located at Qualstar’s executive offices. Pursuant to the License Agreement, BKF shall pay to Qualstar a license fee $1,200 per month. For fiscal year ended June 30, 2015, BFK paid $9,600 to Qualstar as license fees, respectively. The License Agreement is no longer effective after the move to the new facilities in February 2015. Steven N. Bronson, the Company’s President and CEO, is also the Chairman, CEO and majority shareholder of BKF.

Note 15 - Quarterly Results of Operations (Unaudited)

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,
	(In thousands, except per share amounts)
Fiscal 2015:
Net sales	$3,249	2,805	3,528	3,320
Gross profit (loss)	1,129	917	1,100	1,226
Net (loss)	$(254)	(487)	(245)	(322)
Net (loss) per share:
Basic and diluted	$(0.02)	(0.04)	(0.02)	(0.03)

Fiscal 2014:
Net sales	$2,748	$2,562	$3,440	$2,191
Gross profit (loss)	820	(199)	1,509	461
Net (loss)	$(677)	$(2,169)	$(251)	$(2,527)
Net (loss) per share:
Basic and diluted	$(0.06)	$(0.18)	$(0.02)	$(0.21)

Note 16 - Restructuring Charges

In fiscal 2013, the Company recorded a restructuring charge for its operations and overhead structure related to the storage division by reducing the size of its facilities and headcount as part of its strategic initiative to outsource manufacturing.  In fiscal 2014, the Company brought manufacturing in-house and recovered $228,000 of the restructuring charge. In fiscal 2015, the Company expensed $200,000 in operating charges and recovered the remaining charge of $245,000 upon termination of the lease.

Our restructuring actions are strategic management decisions and until the Company achieves consistent and sustainable levels of profitability, we may incur restructuring charges in the future from additional cost reduction efforts.

Lease Abandonment Obligation
Balance as of June 30, 2014	$445
Expensed	(200)
Added	-
Recovered	(245)
Balance as of June 30, 2015	$-

Note 17 – Subsequent Events

July 1, 2015, Qualstar Corporation entered into a one year sublease agreement with Interlink Electronics, Inc. The sublease agreement is for 608 square feet of space in the Qualstar building located at 130 West Cochran Street, Unit C; Simi Valley, 91361. Qualstar will receive rent of $1,000 per month which is equal to the base rent per square foot in the master lease, plus additional rent for common area services, utilities and other shared expenses. The space will be used for engineering and light manufacturing. As described in Note 14, Interlink is a related party. The sublease agreement is attached as Exhibit 10.14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

 ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Qualstar’s disclosure controls and procedures as of June 30, 2015, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

 Changes in Internal Control over financial reporting

We did not make any changes in our internal control over financial reporting during the fiscal year ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework” in 2013. Based on our assessment, we have concluded that, as of June 30, 2015, our internal control over financial reporting was effective based on those criteria.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

The following table sets forth certain information about the current directors of our Company. Directors are elected annually and hold office until the next annual meeting of shareholders or until their successors are elected and qualified. There are no family relationships among any of our directors and executive officers. For biographical information regarding our directors, see the discussion under “Biographical Information — Directors,” below.

Name	Age	Position
Steven N. Bronson	49	Chief Executive Officer
David J. Wolenski	54	Director and Chairman
Sean M. Leder	44	Director
Dale E. Wallis	65	Director
Nicholas A. Yarymovych	51	Director

__________________

Each of these Directors were re-elected to serve on the Board at the annual meeting of Shareholders held on May 15, 2015.

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

Name	Age	Position
Steven N. Bronson	49	Chief Executive Officer
Louann L. Negrete	55	Chief Financial Officer
Daniel K. Jan	60	President
Randy D. Johnson	57	Vice President and General Manager of N2Power

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

Directors

Steven N. Bronson was appointed CEO on July 3, 2013. He may be deemed to beneficially own 27.4% of Qualstar stock. Mr. Bronson has been Chairman and Chief Executive Officer of BKF Capital Group Inc., since September 2008. In July 2010 he became Chairman and Chief Executive of Interlink Electronics, Inc., a global leader in the design of patented Force-Sensing Resistor™ (FSR™) technology and a pioneer in printed electronics. Since 1996, Mr. Bronson has served as the Chairman of Bronson & Co., LLC, an investment banking firm that advises private and public, emerging growth and middle market companies. In addition, Mr. Bronson served as Chairman and Chief Executive Officer of Ridgefield Acquisition Corp. and 4net Software, Inc., both publicly traded companies.

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

Sean M. Leder is currently serving as Chief Executive Officer of Leder Holdings, LLC, Chief Executive Officer of The Leder Group and President of Leder Realty & Management, Inc. He has held the posts of CEO of The Leder Group and President of Leder Realty & Management for the past twenty years. Mr. Leder started his career on Wall Street where, at Chase Manhattan Bank, he worked in mergers and acquisitions. Later, as a Merrill Lynch investment banker, he worked on the real estate investment banking team, raising capital for and advising real estate investment trusts. Mr. Leder received his B.A. in Political Science from Brandeis University in 1993.

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

Nicholas A. Yarymovych is currently the Senior Vice President of Global Consulting & Operations at NTT Data, Cloud Services Inc. and previously served as NTT Centerstance Managing Partner. Mr. Yarymovych founded Ventus Technology Solutions, Inc. (Ventus) in 2001, one of the first Salesforce.com consulting partners and served as President and Chief Executive Officer. In early 2011, he merged Ventus with Centerstance, Inc. and was then acquired by NTT in late 2012. Throughout his 28-year professional consulting career, he has launched new business units, established professional services practices, developed core business strategies and led numerous operational turnarounds. Prior, Mr. Yarymovych served as Vice President of e-Business Solutions with QuickStart Technologies where he led the companies' e-business consulting services division. Prior to QuickStart, Mr. Yarymovych served as a Client Partner with Cambridge Technology Partners in their Strategy and Management Consulting Group. Currently, he serves as an advisor for several private equity firms. Mr. Yarymovych earned an M.B.A. in Management and Operations from Pepperdine University, a B.S. in Aerospace Engineering from the University of Southern California, and majored in a Bachelor of Science degree in Astronautical Engineering while attending the U.S. Air Force Academy.

Executive Officers and Other Key Officers

Steven N. Bronson. See the discussion under “Biographical Information – Directors,” above.

Louann L. Negrete was appointed Chief Financial Officer on December 2, 2013. Ms. Negrete has more than 15 years of experience in public company accounting. Prior to joining Qualstar, Ms. Negrete was the Director of Corporate Accounting for LINE 6, Inc. Prior to Line 6 she was the Corporate Controller and CFO for 6 years at Interlink Electronics, Inc., a publicly traded company. She also served for 6 years as the Corporate Controller for publicly traded Biosource International, Inc. BioSource acquired two companies while she was controller and eventually the entire company was sold. She also held positions of controller, at US Stamp and assistant controller, at Patagonia, two other manufacturing companies. Additionally, she has over 6 years in public accounting. Ms. Negrete holds a CPA license from the State of California. She graduated from California State University, Northridge with a BS degree in Business Administration, Accounting.

Daniel K. Jan was appointed President on May 15, 2015. Mr. Jan joined Qualstar April 1, 2014 from BDT Products, Inc., a subsidiary of Germany’s BDT Media Automation GmbH, the recognized world leader in OEM tape automation. Mr. Jan served as president at BDT, spearheading growth in BDT’s worldwide sales for its tape and storage business. With over 25 years of industry experience spanning semiconductor memory to hard disks, optical, and tape storage technologies, he’s held leadership roles at startups in Silicon Valley, where he spent 12 years, and medium and large companies including IBM.

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

The Audit Committee has a charter that requires the committee to oversee our accounting and financial reporting process, our system of internal controls regarding finance, accounting, legal compliance and ethics, and the audits of our financial statements, a current copy of which is available to stockholders on our website, www.qualstar.com. The primary duties of the Audit Committee consist of, among other things:

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

Nominating and Governance Committee

Our Nominating and Governance Committee consists of three directors: Messrs. Wolenski (chairman), Leder and Wallis. The Nominating and Governance Committee is empowered by the Board of Directors to recommend qualified individuals to serve on our Board and to identify the manner in which the Nominating and Governance Committee evaluates nominees recommended for membership on the Board. All members of the Nominating and Governance Committee of the Board of Directors have been determined to be “independent directors” pursuant to the definition contained in the rules of NASDAQ and SEC regulations.

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

Board and Committee Meeting Attendance

During the year ended June 30, 2015, our Board of Directors held ten meetings, our Audit Committee held four meetings; our Compensation Committee held two meetings and our Nominating and Governance Committee held one meeting. Each director attended (or participated by telephone in) 100% of the total number of meetings of the Board and committees on which he served.

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

To our knowledge, based solely on a review of the copies of Section 16(a) reports furnished to us and a review of the shareholders register, during the fiscal year ended June 30, 2015, our officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements, except Steven N. Bronson, who inadvertently filed three Form 4s several days late, Nicholas Yarymovch, Daniel Jan and Louann Negrete, who each filed their Form 3 late, and Daniel Jan who inadvertently filed one Form 4 one day late.

Code of Ethics

Qualstar has adopted a written Code of Business Conduct and Ethics, which complies with the requirements for a code of ethics pursuant to Item 406(b) of Regulation S-K under the Securities Exchange Act of 1934, which applies to our chief executive officer, chief financial officer and persons performing similar functions. A copy of the Code of Business Conduct and Ethics has been filed as an exhibit to this report. A copy of the Code of Business Conduct and Ethics is also posted on our website at www.qualstar.com. A copy of the Code of Business Conduct and Ethics will be provided, without charge, to any shareholder who sends a written request to the Chief Financial Officer of Qualstar at 31248 Oak Crest Drive, Suite 120; Westlake Village, California 91361.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section contains a discussion of the material elements of compensation awarded to, earned by, or paid to our principal executive officer, our principal financial officer, and our other executive officers who were serving as executive officers of Qualstar at June 30, 2015. These individuals are identified in the Summary Compensation Table and other compensation tables that follow this section, and are referred to throughout this report as our “named executive officers.”

Our Board of Directors has a standing Compensation Committee, which is comprised solely of non-employee directors who satisfy current NASDAQ standards with respect to independence.

During the fiscal year ended June 30, 2015, the members of the Compensation Committee were: Sean M. Leder, as Chairman, David J. Wolenski and Nicholas A. Yarymovych.

The Compensation Discussion and Analysis below is a discussion of the material elements of compensation awarded to, earned by, or paid to our principal executive officer, our principal financial officer, and our other executive officers who were serving as executive officers of Qualstar at June 30, 2015.

Executive Summary and Overview of Fiscal 2015 Compensation

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

Overview of Executive Compensation Program

The Compensation Committee

The Compensation Committee has responsibility for establishing, implementing and monitoring the Company’s compensation philosophy. Accordingly, the Compensation Committee strives to develop and maintain competitive, progressive programs that attract, retain and motivate high-caliber employees, foster teamwork, and maximize the long-term success of the Company by appropriately rewarding our employees for their achievements. The Compensation Committee evaluates risk and rewards associated with the Company’s overall compensation philosophy and structure.

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

 While management attends certain meetings of the Compensation Committee, the Compensation Committee also holds executive sessions not attended by any members of management or by non-independent directors. The Compensation Committee makes all compensation decisions with respect to the executive officers and approves recommendations regarding equity awards to all employees of the Company.

Components of Executive Compensation

For fiscal year 2015, the principal components of compensation for named executive officers were: (1) Base Salary, (2) Performance-Based Incentive Compensation, (3) Long-Term Equity Incentive Compensation, (4) Personal Benefits, and (5) Other Compensation. In determining the amount and relative allocation among each component of compensation for each named executive officer, the Compensation Committee considered, among other factors, the Company’s and each executive officer’s experience level and historical performance, compensation paid by companies comparable in size to Qualstar, data obtained from management’s recruitment activities, historical rates of executive compensation, Company revenues and profitability, and alignment with the Company’s overall compensation philosophy.

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

The table below shows the base salary established by the Compensation Committee for each of our named executive officers for fiscal year 2015, and the percentage change compared to the prior fiscal year. Salary adjustments typically do not coincide with the beginning of the fiscal year, so the amounts shown below may differ from those shown in the Fiscal 2015 Summary Compensation Table.

Name and Principal Position	Fiscal 2015 Base Salary		Percent Change versus Fiscal 2014 Base Salary
Steven N. Bronson	$200,000	(1)	─
Chief Executive Officer

Louann Negrete	$135,000	(2)	─
Chief Financial Officer

Daniel K. Jan	$250,000	(3)	25%
President

Randy D. Johnson	$200,000		─
Vice President and General Manager, N2Power

____________________________

(1)     Mr. Bronson was hired as the Company's Chief Executive Officer and President on July 3, 2013.  Mr. Bronson stepped down as president of the Company effective May 15, 2015.

(2)     Ms. Negrete was hired as the Company’s Chief Financial Officer on December 2, 2013.

(3)     Mr. Jan was hired by the Company on April 1, 2014 on May 11, 2015 the Compensation Committee increased his salary to $250,000.  Mr. Jan was appointed the president of the Company effective May 15, 2015.

Performance-Based Incentive Compensation

The Company utilizes an annual cash bonus program, which is intended to reward executive officers based on the Company’s overall performance and the individual named executive officer’s contributions to that performance (“Performance Based Plan”). In determining an annual bonus for each named executive officer, we evaluate performance as measured against certain objective financial metrics as well as individual performance goals. We believe that the Performance Based Plan provides incentives that are necessary to retain executives and reward them for our short-term performance in the pursuit of our larger business objectives and is designed to provide for a portion of our cash compensation for named executive officers to be variable based upon Company and individual performance.

Mr. Bronson was paid a bonus of $100,000 for the fiscal year ended June 30, 2015. This was equal to fifty percent (50%) of Mr. Bronson’s base salary, rather than the maximum 75% of base salary he could have earned pursuant to his Employment Agreement. While the Compensation Committee agreed that the accomplishments made by Mr. Bronson in fiscal 2015 were significant, not all performance metrics had been addressed to the Compensation Committee’s complete satisfaction. As such, the members unanimously agreed that Mr. Bronson’s bonus compensation should reflect this fact, and that the award should be less than the maximum amount allowed under the Employment Agreement.

Ms. Negrete and Mr. Johnson each received an annual cash bonus of $10,000, respectively, reflective of their contributions to the Company for the fiscal year ended June 30, 2015. Ms. Negrete also received a bonus December 2, 2014 of $10,000 as agreed in her letter of employment.

Long-Term Equity Incentive Compensation

The Company has a long term equity incentive plan, which is intended to retain executive officers and reward executive officers based on the Company’s performance (“Equity Incentive Plan”). Equity incentives, like stock options and restricted stock awards are granted to executive officers as long-term incentives in order to align executives’ performance with the interests of the Company’s shareholders and also encourage retention. For the fiscal year 2015, the Compensation Committee determined an equity incentive compensation target for each executive officer after consideration of individual performance and accomplishments, future Company performance, performance goals, and other elements of the executives’ compensation.

Our 2008 Stock Incentive Plan authorizes the Company to grant stock options to purchase, in the aggregate, up to 500,000 shares of our common stock. This plan was adopted by the Board of Directors in November 2008 and approved by our shareholders in March 2009. Under the plan, the exercise price of stock options must be no less than the closing price of our common stock on the date of grant or in the case of incentive stock option the exercise price must be no less than 110% of the closing price of our common stock on the date of grant. It is our policy to grant stock options only at duly held meetings of our Board of Directors, with an exercise price equal to the closing price of our common stock on the date of the Board meeting.

Stock options and restricted stock awarded to executive officers during fiscal year 2015 are set forth in the table below entitled “Outstanding Equity Awards at 2015 Fiscal Year End.”

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

Other Compensation

The Company was party to an employment agreement with Mr. Bronson that provided that Mr. Bronson would be employed by the Company for a one year term beginning on July 3, 2014 (the “Start Date”) through June 30, 2015. Mr. Bronson’s employment agreement specified his base salary at the rate of $200,000 per year, as well as a potential target incentive bonus of 75% of his base salary as described above under the caption entitled “Performance-Based Incentive Compensation.”

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

Tax and Accounting Implications

Under Section 162(m) of the Internal Revenue Code, we generally receive a federal income tax deduction for compensation paid to any of our named executive officers only to the extent total compensation does not exceed $1.0 million during any fiscal year or if it is “performance-based” under Section 162(m). During fiscal year 2015, none of the executive officers of the Company had non-performance-based compensation in excess of $1,000,000.

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
Nicholas A. Yarymovych

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Our Board of Directors has a standing Compensation Committee. During the fiscal year ended June 30, 2015, the members of the Compensation Committee were: Sean M. Leder, David J. Wolenski and Nicholas A. Yarymovych, with Mr. Leder serving as Chairman. No member of the Compensation Committee is, or was during fiscal year 2015, an employee or officer of Qualstar.

During the fiscal year ended June 30, 2015, none of our executive officers:

●

served as a member of the Compensation Committee (or other Board committee performing equivalent functions or, in the absence of any such committee, the entire the Board of Directors) of another entity, one of whose executive officers served as a member of our Board of Directors;

●	served as a director of another entity, one of whose executive officers served as a member of our Board of Directors;

COMPENSATION TABLES

Summary Compensation Table

The following tables show information about the compensation earned by our principal executive officer, our principal financial officer, and our other executive officers who were serving as executive officers at June 30, 2015. These officers are referred to in this report as the “named executive officers.”

Fiscal Year 2015 Summary Compensation Table

Name and Principal Position	Year	Salary (1) ($)	Bonus (1) ($)	Grant Date Fair Value of Equity Awards (2) ($)	All Other Compensation (3) ($)		Total ($)
Steven N. Bronson	2015	$200,780	$100,000	54,000	$21,897		$376,677
Chief Executive Officer	2014	199,231	100,000	—	10,463		309,694
	2013	—	—	—	—		—

Louann Negrete	2015	135,519	20,000	—	1,105		156,624
Chief Financial Officer	2014	78,403	—	—	129		78,532
	2013	—	—	—	—		—

Daniel K. Jan (4)	2015	202,692			46,163	(5)	248,855
President	2014	50,769	—	161,000	426		212,195
	2013	—	—	—	—		—

Randy Johnson	2015	200,782	10,000		3,375		214,157
Vice President and General Manager	2014	204,628	—	—	1,947		206,575
N2Power	2013	210,428	10,000	—	1,705		222,133

(1)	The amounts shown in these columns reflect salary and bonuses paid to the named executive officers for each of the fiscal years indicated.

(2)	The amounts shown in this column represent the fair value of stock options and/or restricted stock awards at the date of grant.

(3)	The amounts shown above under “All Other Compensation” represent premiums for disability and life insurance, health insurance and temporary housing payments.

(4)

On April 1, 2014, Mr. Jan was granted 100,000 restricted shares of Qualstar common stock (the “Restricted Stock”) pursuant to his employment agreement with Qualstar. Mr. Jan’s employment agreement specifies that the Restricted Stock will vest as follows: 33,333 on April 1, 2017; 33,333 on April 1, 2018 and 33,334 on April 1, 2019, and all unvested shares of Restricted Stock shall be forfeited upon termination of his employment. The fair value of the Restricted Stock is $1.61 per share, which was the closing price per share of Qualstar common stock on the grant date.

(5)	Other compensation provided to Daniel K. Jan was for one year temporary housing, health, life and disability insurance.

Grants of Equity Awards

On March 25, 2014, in connection with the employment of Daniel K. Jan, the Board of Directors authorized and approved the issuance of 100,000 unregistered restricted shares of the Company’s common stock (the “Restricted Shares”) to Mr. Jan. The Restricted Shares will vest on the following dates, provided Mr. Jan remains an employee of the Company: (a) 33,333 Restricted Shares will vest on April 1, 2017; (b) 33,333 Restricted Shares will vest on April 1, 2018; and (c) 33,334 Restricted Shares will vest on April 1, 2019.

On August 20, 2014, pursuant to Steven N. Bronson’s employment agreement for the year ended June 30, 2014, the Company granted Steven N. Bronson 100,000 stock options. (the “2014 Options”). The 2014 Options are exercisable for a period of five years, at a price of $1.23 per share and they vested and were exercisable at issuance.

On October 8, 2014, pursuant to Steven N. Bronson’s employment agreement for the year ended June 30, 2015, the Company granted Steven N. Bronson 100,000 stock options (the “2015 Options”). The 2015 Options are exercisable for a period of five years, at a price of $1.27 per share and they vested on June 30, 2015.

Outstanding Equity Awards

The following table provides information regarding outstanding equity awards held by each named executive officer as of June 30, 2015, including the number of unexercised vested and unvested stock options. The vesting schedule for each grant is shown following this table.

Outstanding Equity Awards at 2015 Fiscal Year End

	Restricted Stock		Option Awards

	Restricted Stock Grant (1)		Number of Securities Underlying Unexercised Options		Option Exercise Price	Option Expiration
Name	Unvested	Vested	Exercisable	Unexercisable	($)	Date
Randy Johnson (2)	—	—	12,000	—	$3.10	3/24/2018
Randy Johnson (2)	—	—	15,000	5,000	$1.89	6/18/2022
Daniel K. Jan	100,000	—	—	—	—	—
Steven N. Bronson	—	—	100,000	—	$1.23	8/20/2019
Steven N. Bronson	—	—	100,000	—	$1.27	6/30/2020

(1)	Restricted Stock was granted to Daniel K. Jan on April 1, 2014, and such restricted stock will vest as follows: 33,333 on April 1, 2017; 33,333 on April 1, 2018 and 33,334 on April 1, 2019.

(2)

Stock options granted to the named executive officers vested over four years at the rate of 25% of the options as of each anniversary of the date of grant, provided that the executive is still employed by Qualstar on the vesting date.

Option Exercises

No executive officer exercised any stock options during the fiscal year ended June 30, 2015.

Director Compensation

Each of our non-employee directors receives cash fees as compensation for their service on the Board of Directors and the committees of the Board on which they are a member. The table below sets forth cash compensation earned by each non-employee director during the fiscal year ended June 30, 2015.

Fiscal Year 2015 Director Compensation Table

Name	Fees Earned or Paid in Cash (1) ($)	Total ($)
Steven N. Bronson	$—	$—
Dale E. Wallis	20,000	20,000
Sean M. Leder	18,000	18,000
David J. Wolenski	25,500	25,500
Nicholas A. Yarymovych	15,000	15,000

_____________________

(1)

The amounts shown in this column represent the amount of cash compensation earned in fiscal year 2015 for service on the Board of Directors and any committees of the Board on which the director was a member in fiscal 2015.

During the fiscal year ended on June 30, 2015, each of our non-employee directors received a stipend of $15,000 per year, paid quarterly. The Chairman of the Audit Committee received an additional stipend of $5,000 per year paid quarterly, the Chairman of the Compensation Committee received an additional stipend of $3,000 per year paid quarterly, the Chairman of the Nominating and Governance Committee received an additional stipend of $3,000 per year paid quarterly and the Chairman of the Board received an additional stipend of $7,500 per year paid quarterly. No fees were paid for service on the Board to directors who were employees of Qualstar.

Potential Benefits Upon Termination or Following a Change in Control

Stock options granted under our 2008 Stock Incentive Plan and our 1998 Stock Incentive Plan provide that upon certain circumstances in the event of or following a change in control of Qualstar, the unvested portion of such stock options will accelerate and become immediately vested in full. In general, a change in control is deemed to occur if the Company sells substantially all of its assets or if Qualstar merges into, consolidate with or enters into reorganization with another entity in a transaction in which Qualstar is not the surviving corporation.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock as of September 2, 2015 for:

●	each person (or group of affiliated persons) who we know beneficially owns more than 5% of our common stock;

●	each of our directors;

●	each of the named executive officers; and

●	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Except as indicated by footnote, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned, subject to community property laws where applicable. The percentage of shares beneficially owned is based on 12,253,117 shares of common stock outstanding as of September 2, 2015. Shares of common stock subject to options currently exercisable or exercisable within 60 days of September 2, 2015, are deemed outstanding for computing the percentage of the person holding such options, but are not deemed outstanding for computing the percentage of any other person. The address for those individuals for which an address is not otherwise indicated is: c/o Qualstar Corporation, 31248 Oak Crest Drive, Suite 120, Westlake Village, CA 91361.

	Common	Options Exercisable Within 60	Beneficial Ownership
Name	Shares Owned	Days (1)	Number	Percent
BKF Asset Holdings, Inc. (2)	3,095,875	—	3,095,875	25.3%
Steven N. Bronson (3)	57,700	200,000	3,353,575	27.4%
Sean M. Leder (4)	94,110	—	94,110	*
Lloyd Miller, III (5)	1,587,534	—	1,587,534	13%
222 Lakeview Avenue, Suite 160-365
West Palm Beach, FL 33401
Randy Johnson (6)	—	27,000	27,000	*
William J. Gervais	2,443,564	—	2,443,864	19.9%
1925 Angus Avenue, Unit B
Simi Valley, California 93063
Dimensional Fund Advisors, LP (7)	929,028	—	929,028	7.6%
6300 Bee Cave Road, Austin, TX 78746
Daniel K. Jan (8)	4,000		4,000	*
Nicholas A. Yarymovych (9)	40,000		40,000	*
All directors and officers as a group (3 persons)	3,291,685	227,000	3,518,685	28.7%

*Less than 1.0%

(1)	Represents shares that may be acquired upon exercise of stock options which are either currently vested or will vest within 60 days of September 19, 2015.

(2)	Based on information contained in reports filed with the Securities and Exchange Commission, BKF Asset Holdings, Inc. is the owner of 3,095,875 shares of Qualstar common stock.

(3)

Based on information contained in reports filed with the Securities and Exchange Commission, Mr. Bronson, is the beneficial owner of 57,700 shares of Qualstar. Additionally, Mr. Bronson, as the Chairman and President and majority shareholder of BKF Asset Holdings, Inc., may be deemed to beneficially own the 3,095,875 shares of Qualstar held by BKF Asset Holdings, Inc.

(4)	Based on information contained in reports filed with the Securities and Exchange Commission, Sean M. Leder, beneficially owns 94,110 shares as of March 16, 2015.

(5)	Based on information contained in reports filed with the Securities and Exchange Commission, Lloyd Miller, III, beneficially owns 1,587,534 shares as of May 14, 2014.

(6)	Randy Johnson is our Vice President and General Manager of N2 Power.

(7)

Based on information contained in reports filed with the Securities and Exchange Commission, Dimensional Fund Advisors, LP, an investment adviser, beneficially owns 929,028 shares as of December 31, 2013.

(8)	Based on information contained in reports filed with the Securities and Exchange Commission, Daniel K. Jan beneficially owns 4,000 shares as of January 16, 2015.

(9)	Based on information contained in reports filed with the Securities and Exchange Commission, Nicholas A. Yarymovych beneficially owns 40,000 shares as of November 19, 2014.

Additional Equity Compensation Plan Information

Information regarding Qualstar’s equity compensation plans as of June 30, 2015 is included in Item 5 of this report and is incorporated herein by reference.

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

On May 1, 2014, Qualstar entered into a license agreement (the “License Agreement”) with BKF Capital Group, Inc. (“BKF”) pursuant to which, BKF shall have a license to occupy and use one furnished office located at Qualstar’s executive offices located at 3990-B Heritage Oak Court, Simi Valley, California 93063 (the “Premises”). Pursuant to the License Agreement, BKF paid Qualstar a license fee equal to $14,400 per year, or $1,200 per month, for use of the Premises. For fiscal year ended June 30, 2015, BFK paid $9,600 to Qualstar as license fees. The License Agreement is no longer effective after the move to the new facilities in February 2015. Steven N. Bronson, Qualstar’s CEO, is also the Chairman, CEO and majority shareholder of BKF.

Steven N. Bronson is the Company’s CEO and is also the President and CEO and a majority shareholder of Interlink Electronics, Inc. (“Interlink”). Interlink purchases certain administrative and marketing services from Qualstar. The Company believes that the amounts charged to Interlink are no greater than the fair market value of the services. The total amount charged to Interlink for the fiscal year ended June 30, 2015, was $43,000.

The Company reimburses Interlink for expenses paid on the Company’s behalf. Interlink, occasionally, pays travel, insurance and other expenses incurred by Qualstar. The Company reimbursed Interlink $56,000 and $147,000 for the year ended 2015 and 2014, respectively.

Subsequent Event.

On July 1, 2015, Qualstar Corporation entered into a one year sublease agreement with Interlink Electronics, Inc. The sublease agreement is for 608 square feet of space in the Qualstar building located at 130 West Cochran Street, Unit C; Simi Valley, California 91361. Qualstar will receive rent of $1,000 per month which is equal to the base rent per square foot in the master lease, plus additional rent for common area services, utilities and other shared expenses. The space will be used for engineering and light manufacturing. As described in Note 14, Interlink is a related party. The sublease agreement is attached to this Annual Report on Form 10-K as Exhibit 10.14.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accountants

The aggregate fees billed by SingerLewak LLP, our independent registered public accounting firm for fiscal 2015 and 2014 for professional services rendered to Qualstar during the fiscal years ended June 30, 2015 and June 30, 2014, respectively, were comprised of the following:

	Fiscal 2015	Fiscal 2014
Audit Fees	$105,000	$110,000
Audit-related fees		—
Tax fees	17,500	17,000
All other fees	5,000	—
Total fees	$127,500	$127,000

Audit fees include fees for professional services rendered in connection with the audit of our consolidated financial statements for each year and reviews of our unaudited consolidated quarterly financial statements, as well as fees related to consents and reports in connection with regulatory filings for those fiscal years.

SingerLewak LLP was our principal accountant for tax compliance review during fiscal years 2015 and 2014.

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
3.1

Restated Articles of Incorporation, incorporated by reference to the designated exhibit to Qualstar’s registration statement on Form S-1 (Commission File No. 333-96009), declared effective by the Commission on June 22, 2000.

3.1	Bylaws, as amended and restated as of March 24, 2011, incorporated by reference to Exhibit 3.1 to Qualstar’s Report on Form 8-K dated March 30, 2011.
4.1

Rights Agreement, dated February 5, 2013, between Qualstar Corporation and Corporate Stock Transfer, Inc., as rights agent, incorporated by reference to Exhibit 4.1 to Qualstar’s Report on Form 8-K dated February 6, 2013.

4.2

Amendment No. 1 to the Rights Agreement, dated February 5, 2013, between Qualstar Corporation and Corporate Stock Transfer, Inc., as rights agent, incorporated by reference to Exhibit 4.2 to Qualstar’s Report on Form 8-K dated July 12, 2013.

10.1

1998 Stock Incentive Plan, as amended and restated, incorporated by reference to the designated exhibit to Qualstar’s registration statement on Form S-1 (Commission File No. 333-96009), declared effective by the Commission on June 22, 2000.

10.2

Form of Indemnification Agreement, incorporated by reference to the designated exhibit to Qualstar’s registration statement on Form S-1 (Commission File No. 333-96009), declared effective by the Commission on June 22, 2000.

10.3

Lease agreement between Strategic Performance Fund-II, Inc. and Qualstar Corporation, dated September 20, 2000, incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

10.4

Amendment to Lease agreement between Strategic Performance Fund-II, Inc. and Qualstar Corporation, dated June 30, 2009, incorporated by reference to Exhibit 10.4 to Qualstar’s Report on Form 10-K for the fiscal year ended June 30, 2009.

10.1	2008 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to Qualstar’s Report on Form 10-Q/A for the fiscal quarter ended March 31, 2009
10.6	Consulting Agreement with William Gervais, dated June 22, 2012, incorporated by reference to Exhibit 10.6 to Qualstar’s Report on Form 10-K for the fiscal year ended June 30, 2012.
10.7	Employment Agreement with Lawrence D. Firestone, dated May 8, 2012, incorporated by reference to Exhibit 10.7 to Qualstar’s Report on Form 10-K for the fiscal year ended June 30, 2012.
10.8	Employment Agreement with Steven N. Bronson, dated March 6, 2014, incorporated by reference to Exhibit 10.8 to Qualstar’s report on Form 8-K dated March 11, 2014...
10.9	License Agreement between Qualstar Corporation and BKF Capital Group, Inc., dated May 1, 2014, incorporated by reference to Exhibit 10.9 to Qualstar’s report on Form 8-K dated May 2, 2014.
10.10	Employment Agreement with Steven N. Bronson, dated October 8, 2014, incorporated by reference to Exhibit 10.10 to Qualstar’s report on Form 8-K dated October 15, 2014.
10.11	Lease Termination Agreement between Liberty Property Limited Partnership and Qualstar Corporation, dated December 15, 2014, concerning the property located at 3990B Heritage Oak Ct., Simi Valley, CA 93063, incorporated by reference to Exhibit 10.11 to Qualstar’s report on Form 10-Q for the fiscal quarter ended December 31, 2014.
10.12	Standard Multi-Tenant Offices Lease between K-Swiss, Inc. and Qualstar Corporation, dated December 8, 2014, concerning the property located at 31248 Oak Crest Dr, Westlake Village, CA 91361, incorporated by reference to Exhibit 10.12 to Qualstar’s report on Form 10-Q for the fiscal quarter ended December 31, 2014.
10.13	Industrial Real Estate Lease between Cypress Pointe Simi Valley, LLC and Qualstar Corporation, dated December 15, 2014 concerning the property located at 130 West Chochran St., Simi Valley, CA 93065, incorporated by reference to Exhibit 10.13 to Qualstar’s report on Form 10-Q for the fiscal quarter ended December 31, 2014.
10.14*	Sublease Agreement between Interlink Electronics, Inc and Qualstar Corporation, dated July 1, 2015, concerning space at 130 West Cochran Street, Unit C; Simi Valley, CA 93065
14.1	Code of Business Conduct and Ethics, incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-K for the fiscal year ended June 30, 2004
23.1*	Consent of Independent Registered Public Accounting Firm (SingerLewak LLP).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALSTAR CORPORATION

Date: September 8, 2015	By:	/s/ STEVEN N. BRONSON
Steven N. Bronson,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ STEVEN N. BRONSON	Chief Executive Officer	September 8, 2015
Steven N. Bronson
(Principal executive officer)

/s/ LOUANN NEGRETE	Chief Financial Officer	September 8, 2015
Louann Negrete	(Principal financial officer)

/s/ DAVID J. WOLENSKI	Director	September 8, 2015
David J. Wolenski

/s/ SEAN M. LEDER	Director	September 8, 2015
Sean M. Leder

/s/ DALE E. WALLIS	Director	September 8, 2015
Dale E. Wallis

/s/ NICHOLAS A. YARYMOVYCH	Director	September 8, 2015
Nicholas A. Yarymovych

EXHIBIT INDEX

Exhibit No.	Description
10.14	Sublease Agreement, Interlink Electronics, Inc and Qualstar Corporation, dated July 1, 2015; concerning space at 130 West Cochran Street, Unit C; Simi Valley, CA 93065.
23.1	Consent of Independent Registered Public Accounting Firm (SingerLewak LLP).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.