Form 10-Q
period 2015-09-30
QUALSTAR CORP
filed 2015-11-12
CIK 758938

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period September 30, 2015

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

Total shares of common stock without par value outstanding at November 6, 2015 are 12,253,117.

QUALSTAR CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	●	Condensed Consolidated Balance Sheets — September 30, 2015 and June 30, 2015	1

	●	Condensed Consolidated Statements of Comprehensive Loss — Three months ended September 30, 2015 and 2014	2

	●	Condensed Consolidated Statements of Cash Flows — Three months ended September 30, 2015 and 2014	3

	●	Condensed Consolidated Statement of Changes in Shareholders’ Equity — Three months ended September 30, 2015	4

	●	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		15

Item 3.	Qualitative and Quantitative Disclosures About Market Risk		18

Item 4.	Controls and Procedures		18

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

 QUALSTAR CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2015	June 30, 2015
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$4,696	$4,696
Accounts receivables, net of allowances of $18 at September 30, 2015 and $15 at June 30, 2015	1,398	2,321
Inventories	2,324	2,948
Prepaid expenses and other current assets	250	140
Total current assets	8,668	10,105
Property and equipment, net	493	538
Other assets	25	41
Total assets	$9,186	$10,684

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$757	$913
Accrued payroll and related liabilities	402	396
Deferred service revenue, short term	946	830
Other accrued liabilities	362	393
Total current liabilities	2,467	2,532

Other long term liabilities	17	17
Deferred service revenue, long term	237	225
Total long term liabilities	254	242

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued	-	-
Common stock, no par value; 50,000 shares authorized, 12,253 shares issued and outstanding as of September 30, 2015 and June 30, 2015	19,050	19,039
Accumulated other comprehensive income	-	-
Accumulated deficit	(12,585)	(11,129)
Total shareholders’ equity	6,465	7,910
Total liabilities and shareholders’ equity	$9,186	$10,684

See notes to condensed consolidated financial statements.

 QUALSTAR CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

  (In thousands, except per share data)

	Three Months Ended September 30,
	2015	2014
Net revenues	$2,317	3,320
Cost of goods sold	2,352	2,094
Gross profit (loss)	$(35)	$1,226
Operating expenses:
Engineering	341	359
Sales and marketing	413	505
General and administrative	668	684
Total operating expenses	$1,422	$1,548
Loss from operations	(1,457)	(322)
Other income	1	-
Loss before income taxes	(1,456)	(322)
Provision for income taxes	-	-
Net loss	$(1,456)	$(322)
Change in unrealized gains on investments	-	-
Comprehensive loss	$(1,456)	(322)
Loss per common share:
Basic and diluted	$(0.12)	$(0.03)
Weighted average common shares outstanding:
Basic and diluted	12,253	12,253

See notes to condensed consolidated financial statements.

QUALSTAR CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

(In thousands)

	Three Months Ended September 30,
	2015	2014
OPERATING ACTIVITIES:
Net loss	$(1,456)	$(322)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:
Depreciation and amortization	54	45
Loss on disposal of assets	-	5
Provision for bad debts and returns, net	3	-
Provision for inventory reserve and adjustments	712	(188)
Share based compensation	11	38
Loss on sale of marketable securities	-	9
Changes in operating assets and liabilities:
Accounts receivable	920	(387)
Inventories	(88)	319
Prepaid expenses and other current assets	(94)	(160)
Accounts payable	(156)	261
Accrued payroll and related liabilities	6	19
Deferred service revenue	128	(9)
Other accrued liabilities	(32)	(89)
Total adjustments	1,464	(137)
Net cash provided by (used in) operating activities	$8	$(459)
INVESTING ACTIVITIES:
Purchases of equipment	(8)	(40)
Proceeds from the sale of marketable securities	-	1,303
Net cash provided by (used in) investing activities	$(8)	$1,263
NET INCREASE IN CASH AND CASH EQUIVALENTS	$-	$804
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$4,696	$5,462
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,696	$6,266
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-

See notes to condensed consolidated financial statements.

QUALSTAR CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED SEPTEMBER 30, 2015

(Unaudited)

(In thousands)

	Common Stock		Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Income	Deficit	Total
Balance at June 30, 2015	12,253	$19,039	$—	$(11,129)	$7,910
Share-based compensation	—	11	—	—	11
Comprehensive loss:
Change in unrealized gains on investments	—	—	—	—	—
Net loss	—	—	—	(1,456)	(1,456)
Comprehensive loss	—	—	—	—	(1,456)
Balance at September 30, 2015	12,253	$19,050	$—	$(12,585)	$6,465

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

Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in the Qualstar Corporation Annual Report on Form 10-K for the fiscal year ended June 30, 2015, filed with the U.S. Securities and Exchange Commission (“SEC”) on September 8, 2015.

Risks and Uncertainties

We are subject to a number of risks and uncertainties that may significantly impact our future operating results.  These risks and uncertainties are discussed under Part II, Item 1A, “Risk Factors” included in this Form 10-Q.  As our interim description of risks and uncertainties only includes any material changes to our annual description, we refer you to our risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, as filed with the SEC.

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

 QUALSTAR CORPORATION AND SUBSIDIARY

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

Deferred revenue is shown separately in the balance sheet.  At September 30, 2015, we had deferred revenue of approximately $1,183,000.  At June 30, 2015, we had deferred revenue of approximately $1,055,000.

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

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting guidance not yet adopted

In May 2014, the FASB issued ASU 2014-09, to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that will remove inconsistencies and weaknesses in revenue requirements, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, provide more useful information to users of financial statements through improved disclosure requirements, and simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. The new guidance will be effective for us beginning July 1, 2018, and the Company is in the process of determining the potential impact to our consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12 to resolve the diverse accounting treatment of share-based payment awards that require specific performance targets to be achieved in order for employees to become eligible to vest in the awards. The new guidance will be effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015, and is not expected to impact our consolidated financial statements.

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

 QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

In January 2015, the FASB issued ASU 2015-01 to eliminate the concept of extraordinary and unusual items, simplifying the income statement presentation. The standard is effective for fiscal and interim periods within those fiscal years, beginning after December 15, 2015, and is not expected to impact our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02 to change the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The standard is effective for fiscal and interim periods within those fiscal years, beginning after December 15, 2015. The new standard is not expected to impact our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03 to reduce complexity in the balance sheet presentation of debt issuance costs, discounts and premiums. The standard is effective for fiscal and interim periods within those fiscal years, beginning after December 15, 2015, and is not expected to impact our consolidated financial statements.

In June 2015, the FASB issued ASU 2015-10 to make technical corrections and improvements related to other amendments previously issued. These primarily relate to differences in original guidance and the codification, clarification and reference corrections, simplification and minor improvements for the amendments. The standard is effective for fiscal and interim periods within those fiscal years, beginning after December 15, 2015. The new standard is not expected to impact our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11 to more closely align the measurement of inventory in generally accepted accounting principles (GAAP) with the measurement of inventory in International Financial Reporting Standards (IFRS). The standard is effective for fiscal and interim periods within those fiscal years, beginning after December 15, 2016. The new standard is not expected to impact our consolidated financial statements.

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

Our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Sales outside North America represented approximately 34.4% of net revenues in the three months ended September 30, 2015, and 47.4% of net revenues in the three months ended September 30, 2014.

Two customers accounted for 17.6% and 10.3% of the Company’s net revenue for the three month period ended September 30, 2015.  The customer’s accounts receivable balance totaled approximately 8.2% and 1.7%, respectively, of net accounts receivable as of September 30, 2015. One customer accounted for 10.7% of the Company’s net revenue for the three month period ended September 30, 2014. The customer’s accounts receivable balances totaled approximately 11.1% of net accounts receivable as of September 30, 2014.

 QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

NOTE 4 – LOSS PER SHARE

Basic loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding.  Diluted loss per share has not been computed as the effect is antidilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended September 30,
	2015	2014
In thousands (except per share amounts):
Net loss (a)	$(1,456)	$(322)
Weighted average outstanding shares of common stock (b)	12,253	12,253
Dilutive potential common shares from employee stock options	—	—
Common stock and common stock equivalents (c)	12,253	12,253
Loss per share:
Basic net loss per share (a)/(b)	$(0.12)	$(0.03)
Diluted net loss per share (a)/(c)	$(0.12)	$(0.03)

NOTE 5 – FAIR VALUE MEASUREMENTS

Our financial assets and liabilities are measured and recorded at fair value on a recurring basis. Our money market funds are included in cash and cash equivalents in our Condensed Consolidated Balance Sheets and are valued using quoted market prices at the respective balance sheet dates (in thousands):

Level 1:	September 30, 2015	June 30, 2015
Cash	$1,162	$663
Money Market Funds	3,534	4,033
Total cash and cash equivalents	$4,696	$4,696

NOTE 6 - BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet accounts (in thousands):

Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventories are comprised as follows (in thousands):

	September 30, 2015	June 30, 2015
Raw materials	$2,579	$2,830
Finished goods	3,400	3,061
Subtotal	5,979	5,891
Less: Inventory reserve	(3,655)	(2,943)
Net inventory balance	$2,324	$2,948

 QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

Other Accrued Liabilities

The components of other liabilities are as follows (in thousands):

	September 30, 2015	June 30, 2015
Accrued commissions	43	102
Accrued audit fees	85	88
Deferred rent	41	31
Warranty reserve	169	154
Other accruals	24	18
Total other accrued liabilities	$362	$393

NOTE 7 –CONTINGENCIES

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

Activity in the liability for product warranty, which is included in other accrued liabilities in the condensed balance sheets for the periods presented, is as follows (in thousands):

	Three months Ended September 30,
	2015	2014
Beginning balance	$154	$159
Cost of warranty claims	(110)	(14)
Accruals for product warranties	125	14
Ending balance	$169	$159

 QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

NOTE 8 –COMMITMENTS

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

The future lease payments are as follows:

Year ended June 30,	Lease commitments (in thousands)
2016	231
2017	248
2018	212
2019	133
Thereafter	79
Total	903

NOTE 9 –STOCK INCENTIVE PLANS AND SHARE-BASED COMPENSATION

The Company recorded share-based compensation associated with outstanding stock options and restricted stock grants during the three months ended September 30, 2015 of approximately $11,000, and for the three months ended September 30, 2014 of $38,000. No income tax benefit was recognized in the statements of comprehensive loss for share-based arrangements in any period presented. At September 30, 2015, the unrecognized compensation cost related to share-based compensation is $100,000.

Stock Options

The Company did not grant any stock options during the three months ended September 30, 2015.

Restricted Stock

The fair value of our restricted stock is the intrinsic value as of the grant date. There were no restricted stock awards granted in the three months ended September 30, 2015.

  QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

The following table summarizes restricted stock awards activity (in thousands, except per share amounts):

Restricted Stock Awards	Shares	Weighted Average Fair Value Price per Share
Nonvested at June 30, 2015	100,000	$1.61
Granted	—	—
Vested	—	—
Forfeited or expired	—	—
Nonvested at September 30, 2015	100,000	$1.61

NOTE 10 – LEGAL PROCEEDINGS

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

NOTE 11 – INCOME TAXES

We did not record a provision or benefit for income taxes for the nine months ended September 30, 2015 or 2014.   The Company has recorded a full valuation allowance against its net deferred tax assets based on the Company’s assessment regarding the realizability of these net deferred tax assets in future periods.

NOTE 12 – SEGMENT INFORMATION

In its operation of the business, management reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with U.S. GAAP. Our two segments are Power Supplies and Data Storage. The two segments discussed in this analysis are presented in the way we internally manage and monitor performance for the three months ended September 30, 2015 and 2014. Allocations for internal resources were made for the three months ended September 30, 2015 and 2014. The power supplies segment tracks certain assets separately, and all others are recorded in the storage segment for internal reporting presentations.  The types of products and services provided by each segment are summarized below:

Power Supplies — The Company designs and markets high-efficiency switching power supplies. We utilize contract manufacturers in Asia to produce the power supply products. These power supplies are used to convert AC line voltage to DC voltages, or DC voltages to other DC voltages for use in a wide variety of electronic equipment such as communications equipment, industrial machine tools, wireless systems, as well as medical and gaming devices. We sell our products globally through authorized resellers and directly to original equipment manufacturers (“OEMs”).

 QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

Data Storage — The data storage segment designs, develops and markets computer storage solutions that enable businesses to deal with the tremendous growth of digital data in a cost-effective manner. For more than 30 years, Qualstar engineering innovations and customer-oriented focus has led to products that solved our customers’ needs for simplicity, ease-of-use, and affordable solutions. Our growing number of partners and resellers world-wide cover not only the traditional market sectors, such as medical, government, and education, but also Cloud infrastructure and internet storage providers. Our main product lines address long-term archive, backup, and recovery of electronic data. These products consist of networked tape libraries that store and move high-density tape cartridges and high-speed tape drives that stream data to and from the tape cartridges. In addition, other product lines include bundled storage solutions that combine various hardware elements, such as processors, hard disks, and tape, integrated with choice software applications. These optimized solutions target specific data workflows, such as in the media and entertainment or the oil and gas sectors to provide mobility, ease-of-use, and the potential for an “all-in-one” storage deployment.

Segment revenue, loss before taxes and total assets were as follows (in thousands):

	Three Months Ended September 30,
	2015	2014
Revenue
Power Supplies	$1,171	$1,399
Data Storage:
Product	669	1,367
Service	477	554
Total data storage	1,146	1,921
Total revenue	$2,317	$3,320

	Three Months Ended September 30,
	2015	2014
Loss before Taxes
Power Supplies	$(289)	$(242)
Data Storage	(1,167)	(80)
Total loss before taxes	$(1,456)	$(322)

 QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

	September 30, 2015	June 30, 2015
Total Assets
Cash and cash equivalents	$4,696	$4,696
Other assets:
Power Supplies	1,790	2,435
Data Storage	2,700	3,553
Total other assets	$4,490	$5,988
Total assets	$9,186	$10,684

NOTE 13 – RELATED PARTY TRANSACTIONS

Steven N. Bronson is the Company’s CEO and is also the President, CEO and a majority shareholder of Interlink Electronics, Inc. (“Interlink”). Interlink subleases space and purchases certain administrative services from Qualstar. The total amount charged to Interlink for these service and rent in the three months ended September 30, 2015 and 2014, was $15,000 and $7,000, respectively. At September 30, 2015 Interlink owed Qualstar $4,600. The Company believes that the amounts charged to Interlink are no greater than the fair market value of the services.

On July 1, 2015, Qualstar entered into a one year sublease agreement with Interlink Electronics, Inc. The sublease agreement is for 608 square feet of space in the Qualstar facility located at 130 West Cochran Street, Unit C; Simi Valley, 91361. Qualstar receives $1,000 per month, which is equal to the base rent per square foot in the master lease, plus additional rent for common area services, utilities and other shared expenses. The space is used for engineering and light manufacturing.

Interlink, occasionally, pays travel, insurance and other expenses incurred by Qualstar. The Company reimburses Interlink for expenses paid on the Company’s behalf. The Company reimbursed Interlink $2,000 and $21,000 for the three months ended September 30, 2015 and 2014, respectively.

NOTE 14 – SUBSEQUENT EVENTS

On or about October 26, 2015, the Company received a letter from a law firm representing Mr. William Gervais, the Company’s former CEO, claiming the Company had granted stock options that were in excess of the limits imposed by the Company’s 2008 Incentive Stock Plan, and that by authorizing or approving such grants, the Board of Directors had breached its fiduciary duties. In the letter, Mr. Gervais demands that the Board of Directors investigate such claims, initiate legal action and take necessary and appropriate remedial measures. In response to the letter, the Company is in the process of engaging special legal counsel to review Mr. Gervais’ claims and to recommend to the Company any and all necessary and appropriate remedial actions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Quarterly Report on Form 10-Q concerning the future business, operating results and financial condition of Qualstar including estimates, projections, statements relating to our business plans, objectives and operating results, and the assumptions upon which those statements are based, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements inherently are subject to risks and uncertainties, some of which we cannot predict or quantify. Our actual results may differ materially from the results projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part II, Item 1A of this report and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 in “Item 1 Business,” “Item 1A Risk Factors,” and in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof or variations thereon or similar terminology. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect the occurrence of events or circumstances in the future.

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

Qualstar continues to implement the established business plan from the prior year comprised of three initiatives. The first is to establish worldwide partnerships with other power supply and data storage related companies that will increase our engineering capabilities to develop new products. The second is to establish worldwide partnerships with other power supply and data storage companies, wherein we can “private label” and sell already established strategic products that fit within our portfolio of products. The third is to establish a new engineering footprint in Asia, specifically, Singapore.

On June 30, 2014, Qualstar formed Qualstar Corporation Singapore Private Limited, a Singapore corporation (“QC Singapore”). This entity has enabled us to establish an engineering footprint in Singapore. QC Singapore has allowed us to take advantage of the power supply engineering talent for sustaining and managing new product development. The location allows our engineers to be closer to our contract manufacturers for quality inspections and reviews. We also plan to use this entity to seek out and secure potentially strategic relationships with Singapore-based companies and technology institutes on joint product development initiatives.

Qualstar continues to focus on returning the Company to profitability and controlling cash.  The two key elements of this strategy are cost reduction and sales growth. In order to grow sales, the Company has expanded its product portfolio in both the data storage business and power supplies. We are expanding the product offerings through internal development and private labeling. The Company did not have a change in the cash balance for the three months ended September 30, 2015. The initiatives we took in the prior fiscal year are now being realized. Some of these initiatives included relocating the offices and warehouse to smaller less expensive facilities, reducing headcount and more focused marketing events.

On September 22, 2015, our data storage segment introduced the “Q48TM”, a compact LTO tape library for small and medium businesses to its Qualstar storage product portfolio. The Q48 is designed to provide superior performance and value for back up, recovery and archiving applications. The addition of the Q48 to the Q-series, (Q1, Q24 and Q48) of tape libraries is an example of our expansion of our product portfolio.

The introduction of the Q48 duplicates certain low-end models of the current RLS tape library series. We have evaluated our on hand inventory related to the RLS inventory and have taken an inventory reserve of $0.7 million for what we consider to be excess or obsolete as a result of the introduction of the Q48 tape library.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We describe our significant accounting policies in Note 1, “Summary of Significant Accounting Policies” of the accompanying Notes to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

(Unaudited)

(In thousands, except for percentages)

	Three Months Ended September 30,
	2015		2014
	$	%	$	%
Power supply revenues	$1,171	50.5%	$1,399	42.1%
Data storage revenues	1,146	49.5%	1,921	57.9%
Net revenues	2,317	100.0%	3,320	100.0%
Cost of goods sold	2,352	101.5%	2,094	63.1%
Gross profit (loss)	(35)	(1.5)%	1,226	36.9%
Operating expenses:
Engineering	341	14.7%	359	10.8%
Sales and marketing	413	17.8%	505	15.2%
General and administrative	668	28.8%	684	20.6%
Total operating expenses	1,422	61.3%	1,548	46.6%
Loss from operations	(1,457)	(62.8)%	(322)	(9.7)%
Other income (expense)	1	-%	-	-
Net loss	$(1,456)	(62.8)%	$(322)	(9.7)%

The percentages in the table are based on net revenues.

Three months Ended September 30, 2015 Compared to Three months Ended September 30, 2014

Net Revenues

Net revenues decreased to $2.3 million for the three months ended September 30, 2015 from $3.3 million for the three months ended September 30, 2014, a decrease of $1.0 million, or 30.3%. The decreased revenue is attributed to the significant one time orders that occurred in the comparable quarter in the prior year.

Segment Revenue

Power Supplies – Net revenues from power supplies were $1.2 million for the three months ended September 30, 2015, compared with $1.4 million for the three months ended September 30, 2014, a decrease of $0.2 million, or 14.3%. The decrease in sales is attributed to the buying cycles of our customers.

Data Storage – Net revenues from data storage were $1.1 million for the three months ended September 30, 2015, compared with $1.9 million for the three months ended September 30, 2014, a decrease of $0.8 million, or 42.1%. In 2014, Qualstar had three large nonrecurring customer orders that account for a decrease in sales of $0.7 million. The remaining decline in revenue of $0.1 million was attributed to the reduction in service contracts due to the end-of-life of certain legacy products and other product sales.

Gross Profit: Gross profit decreased to ($35,000) for the three months ended September 30, 2015 from $1.2 million for the three months ended September 30, 2014.   This decrease of $1.2 million, or 100%, is primarily attributed to $0.7 million inventory reserve adjustment for excess inventory and to the decrease of $0.5 million of gross profit related to the decline in sales in both business segments. After evaluating sales forecasts for our product lines, we determined we had excess inventory related to RLS products. The excess is attributed to the large amount of inventory purchased in 2014 from our former contract manufacturer, that had been given inflated sales projections by prior management. The Company has slowly utilized this inventory; however, as we expand our product offering with private label products that are more price competitive than our produced models, we see a shift in the demand from the RLS to the Q series. This value-oriented product is available to us with short-order lead times, enabling us more efficient inventory management. The Q48 that was recently added to our product portfolio, duplicates certain low-end models of the current RLS tape library series.

Engineering:  Engineering expenses decreased $0.1 million or 25%, to $0.3 million for the three months ended September 30, 2015 from $0.4 million for the three months ended September 30, 2014. Engineering expenses were decreased as we reduced headcount, but such a decrease was partially offset by expenses associated with product certification in multiple countries which enable sales expansion into these countries.

Sales and Marketing:  Sales and marketing expenses decreased by $0.1 million, or 20% to $0.4, million for the three months ended September 30, 2015 from $0.5 million for the three months ended September 30, 2014. The Company reduced tradeshow and travel expenses by targeting more focused and productive events. Commission expenses were also reduced as a function of reduced sales for the quarter.

General and Administrative:  For the three months ended September 30, 2015 and 2014, general and administrative expenses remained consistent at $0.7 million. The current quarter reflected a reduction in insurance costs and stock-based compensation offset with increased outside consulting expense. The cost of insurance was reduced upon the policy renewal with better coverage and more competitive pricing. In the three months ended September 30, 2014, the Company granted stock options that resulted in a stock-based compensation expense. No options were granted in the three months ended September 30, 2015. The Company experienced approximately $0.1 million of nonrecurring professional fees due to a potential acquisition that management decided not to pursue further.

Other Income (Expense):  Net other income was interest income on cash held in money market accounts for operations. For the three months ended September 30, 2015, the net other income was $1,000 compared to the three months ended September 30, 2014 of less than $1,000.

Provision for Income Taxes:  We did not record a provision or benefit for income taxes for the three months ended September 30, 2015 or 2014.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided by operating activities is primarily due to net loss adjusted for non-cash items of $0.8 million, plus fluctuations in operating assets and liabilities of $0.7 million. Operating cash flow for the three months ended September 30, 2015 was $8,000. The cash provided primarily by the reduction in accounts receivables offset the net cash used by the operating loss for three months ended September 30, 2015.

Net cash used in operating activities was $0.5 million in the three months ended September 30, 2014, primarily attributed to $0.3 million of net operating loss adjusted for non-cash items and $0.1 million net fluctuations in operating assets and liabilities.

Investing Activities

Cash used by investing activities was $8,000 in the three months ended September 30, 2015 for the purchase of warehouse equipment.

Cash provided by investing activities was $1.3 million in the three months ended September 30, 2014 primarily from the sale of marketable securities.

Financing Activities

Cash was not provided or used in financing activities during the three months ended September 30, 2015 or 2014.

As of September 30, 2015, cash and cash equivalents remained constant at $4.7 million from June 30, 2015.

We believe that our existing cash and cash equivalents and cash flows from our operating activities will be sufficient to fund our working capital and capital expenditure needs for the foreseeable future. We may utilize cash to invest in or acquire businesses, products or technologies that we believe are strategic. We periodically evaluate other companies and technologies for possible investment or acquisition. In addition, we have made, and may in the future make, investments in companies with whom we have identified potential synergies. However, we have no present commitments or agreements with respect to any material investment in or acquisition of other businesses or technologies.

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

ITEM 1A.	Risk Factors

There have been no significant changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

ITEM 5.	Other Information

Related Party

Steven N. Bronson is the Company’s CEO and is also the President, CEO and a majority shareholder of Interlink Electronics, Inc. (“Interlink”). Interlink subleases space and purchases certain administrative services from Qualstar. The total amount charged to Interlink for the three months ended September 30, 2015 and 2014, was $15,000 and $7,000, respectively. At September 30, 2015 Interlink owed Qualstar $4,600. The Company believes that the amounts charged to Interlink are no greater than the fair market value of the services.

On July 1, 2015, Qualstar Corporation entered into a one year sublease agreement with Interlink Electronics, Inc. The sublease agreement is for 608 square feet of space in the Qualstar building located at 130 West Cochran Street, Unit C; Simi Valley, 91361. Qualstar receives $1,000 per month, which is equal to the base rent per square foot in the master lease, plus additional rent for common area services, utilities and other shared expenses. The space is used for engineering and light manufacturing.

Interlink, occasionally, pays travel, insurance and other expenses incurred by Qualstar. The Company reimburses Interlink for expenses paid on the Company’s behalf. The Company reimbursed Interlink $2,000 and $21,000 for the three months ended September 30, 2015 and 2014, respectively.

Subsequent Event

On or about October 26, 2015, the Company received a letter from a law firm representing Mr. William Gervais, the Company’s former CEO, claiming the Company had granted stock options that were in excess of the limits imposed by the Company’s 2008 Incentive Stock Plan, and that by authorizing or approving such grants, the Board of Directors had breached its fiduciary duties. In the letter, Mr. Gervais demands that the Board of Directors investigate such claims, initiate legal action and take necessary and appropriate remedial measures. In response to the letter, the Company is in the process of engaging special legal counsel to review and investigate Mr. Gervais’ claims and to recommend to the Company any and all necessary and appropriate remedial actions.

ITEM 6.	EXHIBITS

The following exhibits are hereby filed as part of this Quarterly Report on Form 10-Q or incorporated herein by reference.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALSTAR CORPORATION

Dated: November 12, 2015	By:	/s/STEVEN N. BRONSON
Steven. N. Bronson
Chief Executive Officer
(Principal Executive Officer)