Form 10-KT
period 2015-12-31
QUALSTAR CORP
filed 2016-03-30
CIK 758938

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM JULY 1, 2015 TO DECEMBER 31, 2015

COMMISSION FILE NUMBER 000-30083

QUALSTAR CORPORATION

 (Exact Name of registrant as specified in its charter)

CALIFORNIA	95-3927330
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

31248 Oak Crest Drive, Suite 120; Westlake Village, CA	91361
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (805) 583-7744

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

As of June 30, 2015, the aggregate market value of the common equity held by non-affiliates of the registrant was approximately $5,719,187 based on the closing sales price as reported on the NASDAQ Stock Market.  As of March 8, 2016 there were 12,253,117 shares of common stock without par value outstanding.

QUALSTAR CORPORATION

FORM 10-K

FOR THE TRANSITION PERIOD ENDED DECEMBER 31, 2015

FORWARD-LOOKING STATEMENTS

This Transition Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("Reform Act"). Forward-looking statements inherently are subject to risks and uncertainties, some of which we cannot predict or quantify. Therefore, our actual results may differ materially and adversely from the results projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in “ITEM 1A — Risk Factors,” and in “ITEM 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Words such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Forward-looking statements also include the assumptions underlying or relating to any such statements. Forward-looking statements contained within this document represent a good-faith assessment of Qualstar Corporation’s future performance for which management believes there is a reasonable basis. Qualstar Corporation disclaims any obligation to update the forward-looking statements contained herein, except as may be required by law.

PART I

 EXPLANATORY NOTE REGARDING THE TRANSITION REPORT

On January 4, 2016, we changed our fiscal year from June 30 to December 31. As a result, this report on Form 10-K is a transition report (“Transition Report”) and includes financial information for the transition period from July 1, 2015 through December 31, 2015. Subsequent to this Transition Report, our reports on Form 10-K will cover the period beginning January 1 and ending December 31, which will be our fiscal year. We refer in this transition report to the period beginning on July 1, 2015 and ended on December 31, 2015 as the “transition period.” We refer in this Transition Report to the period beginning on July 1, 2014 and ended on June 30, 2015 as “fiscal 2015” and the period beginning on July 1, 2013 and ended on June 30, 2014 as “fiscal 2014.” In this Transition Report, we compare financial results for the Transition Period, which are audited, with the financial results for July 1, 2014 through December 31, 2014, which are unaudited. We also compare the financial results for fiscal 2015 and fiscal 2014 which are audited.

ITEM 1. BUSINESS

INTRODUCTION

Qualstar Corporation and its Subsidiary (“Qualstar”, the “Company”, “we”, “us” or “our”) is a leading provider of data storage systems marketed under the Qualstar brand and of high efficiency and high density power solutions marketed under the N2Power brand. Qualstar was incorporated in California in 1984. Qualstar is organized into two strategic business units, power solutions and data storage systems. Power solutions products include ultra-small high efficiency switching power supplies that provide unique power solutions to original equipment manufacturers (“OEMs”) for a wide range of markets, including communications networking, industrial, gaming, test equipment, LED/lighting, medical as well as other market applications. Data storage system products include highly scalable automated magnetic tape storage solutions used to store, retrieve and manage electronic data primarily in the network computing environment and to provide solutions for organizations requiring backup, recovery and archival storage of critical electronic information.

Our storage products provide data protection and archive storage systems which are used to record, retrieve and manage electronic data, primarily in networked computing environments.  Our storage products are compatible with a wide range of storage management software solutions such as those offered by QStar, Xendata, IBM, EMC, CommVault and Symantec.  We offer products addressing the storage needs of the small and medium-size business market, as well as, to the enterprise market. In addition to storage products we offer service and support programs for our customers.

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

We design our products at our facilities in California, and we sell our products globally through authorized resellers and directly to original equipment manufacturers (“OEMs”). N2Power utilizes contract manufacturers in Asia to produce our power solutions products. Our storage products are manufactured by us at our factory in Simi Valley, California and by our OEM supplier in other parts of the world.  Our engineering facility is located in Simi Valley, California.

On June 30, 2014, Qualstar established a Singapore subsidiary, Qualstar Corporation Singapore Private Limited (“QC Singapore”), in furtherance of our plan to establish an engineering footprint in Singapore. QC Singapore has allowed us to hire strategic engineering personnel for sustaining current products and new product development. Having a presence in Singapore allows the Company to be closer to our Asian distribution partners and customers, as we continue to grow our business in that region.

 DATA STORAGE INDUSTRY

Background

The data protection and archival storage markets are comprised of a few large suppliers and a number of medium and smaller companies that offer specialized products and capacity ranges.  Solutions include both disk based and tape based systems and related software.

The proliferation of digital data, e-commerce, big data, digital media streaming, and advanced software applications has created exponential growth in the production of digital information.  As regulators and companies require the longer retention of and access to archived data, the market for products to store that data cost-effectively is needed.  We believe this trend will drive continued demand for tape based data storage products.

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

●

Launch effective marketing campaigns which will increase market awareness of the Qualstar brand as well as reinforce tape’s role within the storage arena. We plan on advertising in select industry vertical markets highlighting the storage solutions Qualstar provides for those sectors. We also plan on attending trade shows with our partners in order to leverage both their coverage of their markets and their branding in the marketplace.

●

Produce expandable storage solutions that deliver scalability within the data center and more effective capital spending for our customers.   Expandability is a key requirement for many customers who are dealing with rapidly growing capacity needs on a regular basis. Expandability enables customers to easily and quickly add more storage while providing a cost-effective solution that can be readily budgeted during their planning cycles.

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

●

Expand our cost effective, service and support programs in international markets.    We will investigate enhancing our service and support programs in international markets as we expand product sales in those regions.

Our Storage Solutions

We design, develop, manufacture and market storage products which deliver cost effective data protection and archival storage to small and medium sized businesses, and to more complex small and medium enterprise environments with stringent performance and data availability requirements.  We provide a wide range of storage solutions that span data storage capacities from 75 Terabytes to over 33 Petabytes (1,000 Terabytes = 1 Petabyte).

●

The RLS-8350 and RLS-8500 Series Expandable Rack Mount Tape Libraries deliver both high density to maximize rack space utilization and easy customer expandability to keep pace with exploding archive storage and data protection requirements. RLS base models house 50, 60, 108 or 114 tape slots and up to seven LTO format tape drives. Up to three customer installable expansion modules can be installed on every base unit using Qualstar’s unique FastPass™ elevator assembly to quickly move tapes between modules as needed. Each module adds 120 more tape storage slots and five additional tape drive slots.  RLS configurations can scale capacity to 2.8 Petabytes in a single 19-inch rack.  Advanced features include library-enabled data encryption to protect the data on tapes, dual AC input power to allow operation to continue if one power source drops off line and Q-Link, our easy to use remote library manager.

●

Qualstar’s XLS Enterprise Library System (“XLS”) provides the widest range of capacity and performance available to enterprise-class data protection and archive storage customers. Several Library Resource Modules (LRM) and two Memory Expansion Modules (MEM) can be combined in numerous configurations to cost-effectively deliver capacities from 300 Terabytes to over 33 Petabytes.  Over 125 LTO tape drives can be configured in a single system to deliver throughput exceeding 63 Terabytes per hour to meet the performance needs of the most demanding environments.  XLS’ exclusive Compass Architecture™ design delivers storage density exceeding 180 Terabytes per square foot to minimize costly IT floor space requirements.  Tape libraries are the most energy efficient data storage technology on the market, often using 1/20th the power of a similarly sized disk-based system. Advanced design has reduced the XLS power and cooling requirements.

●

Qualstar announced the new Q24 Rack Mount Tape Library in April of 2014. This 2U high by 24-slot tape library enhances the breadth of Qualstar tape library portfolio by adding an entry-level offering to complete the family - extending from entry- to mid-range to enterprise-level tape libraries. The Q24 is one of the highest density 2U libraries on the market supporting up to 24 tape cartridge slots and one or two half-height LTO tape drives. Using LTO 7 tape technology, as an example, this new offering can provide up to 144 terabytes of uncompressed data in a single unit.

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

●

Qualstar announced the new Q48 Rack Mount Tape Library in September 22, 2015. This library is feature-rich and compact in a 4U high, 19-inch rackmount form-factor. The Q48 offers outstanding storage capacity and data throughput while providing a cost-effective storage solution. The Q48 supports flexible throughput and capacity scaling with its ability to be upgraded from one to four drives and from LTO5 to LTO6 technology, thus offering tangible investment protection. Qualstar provides leading-edge technology based on industry standards that effectively implement outstanding performance at the right value point.

POWER SUPPLY INDUSTRY

Background

The power supply industry is comprised of a few large suppliers and a vast number of smaller companies that focus on specialized products and markets.  Currently, the power solutions market for our N2Power brand products includes the Servers, Storage and Network (“SSN”), Industrial and Transportation (“IND”), Network Power Systems (“NPS”), Medical and LED/Lighting markets.

We believe the following key trends will continue to drive demand for our power solutions products:

●

Increasing amounts of power required by the communications infrastructure industry.The proliferation of data centers and their related infrastructures, the internet, wireless communications, broadband applications, server and storage farms and other new technologies, have increased exponentially the amount of information transmitted.As a result, the push for higher bandwidth and more efficient and effective power solutions has been driving a faster replacement cycle for telecommunications equipment as well as strong infrastructure expansion.

●

Increasing demand for high conversion efficiencies, high power density and digital power management. Efforts in the EU, the United States and Asia to reduce energy consumption are increasing the demand for high conversion efficiencies and digital power control.In addition, groups such as the Climate Savers Computing Initiative, consisting of a consortium of companies including Google and Intel and other eco-conscious businesses and conservation organizations are promoting the development, deployment and adoption of smart technologies that can both improve the efficiency of a computer’s power utilization and reduce the energy consumed when the computer is in an inactive state.Because a large portion of electrical energy waste occurs during the power conversion process, power companies have an opportunity to improve the conversion efficiency to reduce the operating costs for the end user. Our AC/DC power supplies provide conversion efficiency ratings up to 93%.Our digital power control technologies allow us to achieve high levels of power conversion efficiency and control that are not possible with analog designs.Higher conversion efficiencies help reduce overall power usage and therefore cutgreenhouse gas emissions and total cost of infrastructure ownership.

 Strategy

Our primary objective in our power supply business is to be a global leader in high-efficiency, high-density power solutions for the data center equipment, medical, gaming, test equipment, transportation, industrial and telecommunications network power markets.  To achieve this objective we plan to:

●

Continue to expand our sales channels and geographies.We promote the N2Power brand on a global basis and are targeting larger OEMs, and distributers who have a presence in markets and geographies that we do not currently serve.

●

Continue to increase volume in our current OEM customers.Our OEM customers are constantly changing their products and introducing new products.We are driving to become the supplier of choice within our OEM customer base to leverage our existing relationships and drive volume growth within the same sales channel.

●

Continue to expand our footprint in the current markets we serve.We are currently supporting the data center equipment, medical, gaming, test equipment, transportation, industrial and telecommunications systems markets.We have secured several sizable OEM customers in these markets and are driving to add new OEM customers in these markets.

●

Expand our product line while continuing to drive for higher power levels and greater conversion efficiencies in a smaller footprint.Minimizing space requirements within our customers’ products is critical, and as a result there is a continuing need for smaller packaging while delivering additional power.Our product roadmap addresses these needs and our objective is to lead the industry with the greatest efficiency in the smallest footprint with the highest power available.In this way, we can deliver advantages to ourOEM customers as they leverage our technology in their product designs.

●

Expand our product line through private label offerings.We have identified a need for utilizing other manufacturers’ core products to complement our own, where we lack products in specific markets or power levels. To achieve this we will utilize our relationships with other power solutions manufacturers.

●

Organize our technology resources for fast time to market on derivative products. Our customers continually request derivative configurations to our existing products.In order to serve this market effectively, we are organizing our engineering resources for fast turnaround on these designs to shorten our OEM customers’ design cycle, leading to faster time to market.

 Our Power Solution Products

We design, develop, manufacture and market our power solution products, whose purpose is to convert, regulate, purify, manage or distribute electrical power for electronic equipment.  Our products are used in a variety of products and generally convert AC current from the grid to DC current, or modify the voltage being delivered (DC to DC).  We typically target markets where high efficiency and power density are important to our customers.

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

On November 5, 2015, N2Power, announced the new higher-powered XL500 power supply, which demonstrates our continuing commitment to give OEM engineers more power in less space compared to our competitors’ product offerings. Our XL500 product, puts 500 watts in a 3”x 5” package. The XL500 is a key addition to our existing power supply products that deliver a variety of single output voltages ranging from 5V to 60V and supporting 450 to 3000 watts of power. These supplies are ideal for power-hungry broadcast, storage and networking products with applications in the industrial, gaming and instrumentation markets. Certifications for the XL500 include CE, UL/cUL; IEC 69050-1 (2nd Edition) am1, am2; EN 60950-1:2006 /A11:2009 /A1:2010 /A12:2011/ A2:2013; UL 60950-1 (2nd Edition) and RoHS II. The N2Power XL500 Series can withstand up to 2G vibrations and come with a 3 year standard warranty.

CUSTOMERS

Our solution-focused product offerings are designed specifically for OEMs, information technology departments, and small and medium businesses. We sell our storage products through our worldwide authorized distributor and reseller network. Power supplies are sold through distributors and direct through independent outside sales representatives. All of our products and services are designed and manufactured to address our customers’ stringent requirements and reliability standards. The following provides additional detail on our channels:

●

Storage Reseller channel. Our reseller channel includes systems integrators, value added resellers (“VARs”) and value added distributors (“VADs”). Our resellers frequently package our products as part of a comprehensive data processing system or with other storage devices to deliver a complete storage subsystem. Our resellers frequently recommend our products as replacement solutions when backup and archive systems are upgraded or bundle our products with storage management software specific to the end user's system. We support the reseller channel through our dedicated field sales representatives and technical support technicians.

●	Storage OEM channel. OEM customers incorporate our storage products with their application software and other components to deliver a focused solution.Our products may or may not carry our label.

●	N2Power OEM channel. We have supply agreements with our major power supply customers who incorporate our products into their server, telephony, network and industrial product offerings.

We divide our worldwide sales into three geographical regions:

●	Americas, consisting of Mexico, United States, Canada and South America;

●	EMEA, consisting of Europe, the Middle East and Africa; and

●	APAC, consisting of Asia Pacific countries.

We support our customers in the Americas primarily through a network of trained distribution partners and representatives located throughout the Americas. We support our EMEA, APAC and other foreign customers through our distributors and resellers located throughout the regions.

Sales to customers outside the United States represent a significant portion of our sales. International sales are subject to various risks and uncertainties. See "Risk Factors" in Part I, Item 1A of this report. The following table sets forth foreign revenue by geographic area ($ in thousands):

	Six Months Ended December 31,		Years Ended June 30,
	2015	2014	2015	2014
		(unaudited)
Foreign revenue:
EMEA	$713	$1,089	$2,195	$1,992
APAC	1,211	2,151	4,169	2,641
Other foreign revenue	140	274	609	204

	$2,064	$3,514	$6,973	$4,837
Foreign revenue as a percentage of total net revenue	41.9%	51.3%	54.0%	44.2%

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

ENGINEERING

In the six months ended December 31, 2015, our power supply team introduced the XL500 which is a key addition to our power supply product portfolio. We continue to perform sustaining engineering work on our current products as well as investigate future design opportunities.

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

We incurred engineering costs of $0.7 million for the six months ended December 31, 2015, $1.4 million in fiscal 2015, and $2.5 million in fiscal 2014, representing 14.3%, 10.1% and 22.5% of net revenues, respectively.

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

EMPLOYEES

As of December 31, 2015, we had 32 employees worldwide. We also employ a small number of consultants and temporary employees as needed. We are not a party to any collective bargaining agreement or other similar agreement. We believe that we have a good relationship with our employees. During the six months ended December 31, 2015, we continued to adjust our staffing by eliminating certain positions and creating new positions that were more suited to the strategy of the Company.

AVAILABILITY OF SEC FILINGS

We are subject to the informational requirements of the Securities Exchange Act of 1934. Therefore, we file periodic reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street N.E., Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically. Our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge on our website as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. Our website addresses are www.qualstar.com and www.n2power.com. Information contained on our web site is not part of this Transition Report on Form 10-K or our other filings with the SEC.

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

The Company has had a history of operating losses over the last 12 fiscal years, losing $41 million in that period. There is no assurance that management can reverse this trend and if profitability is not achieved, the Company may require additional financing.

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

Our revenues are approximately an equal percentage for each of our power supplies and data storage business segments. Our operating results may be impaired if demand for either technology declines or fails to develop as we expect.

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

 In the future, our competitors may leverage their greater resources to:

●	develop, manufacture and market products that are less expensive or technologically superior to ours;

●	reach a wider array of potential customers through a broader range of marketing and distribution channels;

●	respond more quickly to new or changing technologies, customer requirements and standards;or

●	reduce prices in order to preserve or gain market share.

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

We sell the majority of our branded storage products to value-added resellers, who in turn sell our products to end users. In some cases, resellers integrate our tape libraries with products of other manufacturers and sell the combined products to their own customers. We sell our branded power solution products both direct to OEM customers (or their contract manufacturers) and to our distribution channel who in turn sell our products to OEM customers. The success of these sales channels is hard to predict, particularly over time, and we have no purchase commitments or long-term orders from them that assure us of any baseline sales through these channels. Several of our resellers and distributors carry competing product lines that they may promote over our products, which may negatively impact our sales. A reseller or distributor might not continue to purchase our products or market them effectively, and each reseller or distributor determines the type and amount of our products that it will purchase from us and the pricing of the products that it sells to their customers. Establishing new indirect sales channels globally is an important part of our strategy to drive growth of our revenue.

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

Our quarterly revenues and operating results have fluctuated in the past, and are likely to vary in the future due to the various factors discussed above and others, including:

●	General economic conditions affecting spending and the rates of growth or decline in the markets we serve;

●	Variations in product order backlogs, and reductions in the size, delays in the timing, or cancellation of significant customer orders;

●	The timing of introductions and marketplace acceptance of new or enhanced products by us or our competitors;

●	Expansions or reductions in our relationships with distributors, VARs or OEM customers;

●	Unprofitable investments in engineering activities, or sales evaluation, testing, and acceptance processes;

●	Unforeseen warranty costs that exceed established reserves;

●	Timing and levels of our operating expenses;or

●	Emerging new technologies that change the nature of or need for our products.

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

The average trading volume in our stock has been historically low, with little or no trading at all on some days. This, as well as the factors listed below, has caused the price of our stock to be volatile. Consequently, it may be difficult to sell your shares of our stock at the price you paid for them or at a price equal to that quoted on the NASDAQ Stock Market. Factors that may cause our stock price to fluctuate in the future include:

●	Quarterly variations in operating results, especially if they differ from our previously announced forecasts or forecasts made by analysts;

●	Announcements by us of anticipated future revenues or operating results, or by others concerning us, our competitors, our customers, or our industry;

●	The introduction of new technology or products by us or our competitors;

●	Comments about us and the data storage or power supply markets made by industry analysts or on Internet comment sites;

●	Changes in earnings estimates by analysts or changes in accounting policies; in product pricing policies by us or our competitors;or in general economic conditions.

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

Our success depends in part on our CEO, who simultaneously leads other public corporations.

Steven N. Bronson, our Chief Executive Officer and President, simultaneously serves as the President and Chief Executive Officer of Interlink Electronics, Inc. (OTCMKTS: LINK) and Chief Executive Officer and Chairman of BKF Capital Group, Inc. (OTCMKTS: BKFG). As a result, he divides his time among these companies and does not devote his full business time and attention to Qualstar’s business. Mr. Bronson currently works on average approximately 20 to 30 hours per week for Qualstar. There can be no assurance, however, that the amount of time Mr. Bronson devotes to our company will not diminish from time to time for limited or extended periods as his other business obligations require a greater portion of his attention. Mr. Bronson is not required to spend a minimum amount of time on Qualstar business. Our continued success depends in part upon the availability and performance of Mr. Bronson, who possesses unique and extensive industry knowledge and experience as well as a deep understanding of our business and strategy. A reduction in Mr. Bronson’s services to Qualstar from their current levels due to his obligations to Interlink Electronics, BKF Capital or other organizations with which he is affiliated could have a disruptive effect, adversely impacting our ability to manage our business effectively and execute our business strategy.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters, located in Westlake Village, California, consists of 5,400 square feet of rentable space, housing our sales, finance and administration staff. Our lease on this space expires January 31, 2020. Rent on this facility is $10,000 per month. On March 21, 2016, in order to reduce operating expenses, Qualstar entered into a sublease for the 5,400 square feet of space at the Westlake Village, California facility, effective May 1, 2016. The sublease will begin at $2.10 per square foot or approximately, $11,000 per month and the term will remain the same as the master lease, ending January 31, 2020. Our staff will relocate to the Simi Valley facility.

 Effective May 1, 2016, our headquarters will be in Simi Valley, California, in a building occupying 15,160 rentable square feet of space. Our lease on this facility began December 15, 2014 and expires February 28, 2018. Rent on this facility is $10,000 per month.

Our engineering staff in Singapore lease approximately 900 square feet for an average of $1,000 per month, in a month to month lease agreement with BDT Automation Pte. Ltd. This space will be vacated effective April 1, 2016, as the staff moves to a new location.

A two year lease was signed for 1,359 square feet in Singapore for our power supply engineering staff, effective April 1, 2016. Rent for this facility is $2,200 per month. This lease will expire on March 31, 2018.

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

ITEM 3. LEGAL PROCEEDINGS

Qualstar is subject to a variety of other claims and legal proceedings that arise from time to time in the ordinary course of our business. Although management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. We accrue loss contingencies in connection with our commitments and contingencies, including litigation, when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. As of December 31, 2015, we had accrued aggregate current liabilities of $17,000 in probable fees and costs related to these legal matters.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Qualstar’s common stock is traded on The NASDAQ Stock Market (NASDAQ Symbol — QBAK). The following table sets forth the high and low closing sale prices of our common stock as reported by NASDAQ, during the periods indicated:

Period	Date Range			High	Low

Transition Period 2015:
First Quarter	July 1	—	September 30, 2015	$1.26	$1.00
Second Quarter	October 1	—	December 31, 2015	$1.31	$0.57

Fiscal Year 2015:
First Quarter	July 1	—	September 30, 2014	$1.69	$1.04
Second Quarter	October 1	—	December 31, 2014	$1.54	$1.11
Third Quarter	January 1	—	March 31, 2015	$1.60	$1.32
Fourth Quarter	April 1	—	June 30, 2015	$1.54	$1.12

Fiscal Year 2014:
First Quarter	July 1	—	September 30, 2013	$1.51	$1.30
Second Quarter	October 1	—	December 31, 2013	$1.41	$0.91
Third Quarter	January 1	—	March 31, 2014	$2.05	$1.14
Fourth Quarter	April 1	—	June 30, 2014	$1.63	$1.15

Holders

There were approximately 29 owners of record of Qualstar’s common stock as of March 8, 2016, not including beneficial owners who own their stock in street name through Cede & Co. and others.

Dividend Policy

No dividends were declared in the transition period ended December 31, 2015 or fiscal years 2015 and 2014. Any future determination to pay dividends will be at the discretion of the Company’s Board of Directors and will depend upon, among many other factors, the Company’s results of operations, financial condition, capital requirements and any contractual restrictions.

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides additional information regarding Qualstar’s equity compensation plans as of December 31, 2015:

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted-average exercise price of outstanding options, warrants and rights (1)	(c) Number of securities remaining available for future issuance under equity compensation plans(excluding securities reflected in column (a) (2)
Plan category

Equity compensation plans approved by security holders	240,000	$1.45	260,000
Equity compensation plans not approved by security holders	—	—	—
Totals	240,000	$1.45	260,000

(1)

Includes shares subject to stock options granted under the 1998 Stock Incentive Plan and the 2008 Stock Incentive Plan as of December 31, 2015. The 1998 Stock Incentive Plan expired in 2008 and no further options may be granted under that plan.

(2)	Includes shares available for additional option grants under the 2008 Stock Incentive Plan as of December 31, 2015.

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

	Six Months Ended December 31,		Years Ended June 30,
	2015	2014	2015	2014	2013	2012	2011
		(Unaudited)
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net revenues	$4,924	$6,848	$12,902	$10,941	$12,642	$17,081	$18,302
Cost of goods sold	3,881	4,522	8,530	8,350	9,187	13,390	11,573
Gross profit	1,043	2,326	4,372	2,591	3,455	3,691	6,729
Operating expenses:
Engineering	694	685	1,351	2,461	3,290	2,657	2,744
Sales and marketing	957	1,096	2,077	2,200	3,035	1,908	2,327
General and administrative	1,259	1,368	2,478	3,780	4,875	3,241	2,534
Restructuring expense (income)	-	(245)	(245)	(202)	2,666	-	-
Total operating expenses	2,910	2,904	5,661	8,239	13,866	7,806	7,605
Loss from operations	(1,867)	(578)	(1,289)	(5,648)	(10,411)	(4,115)	(876)
Other income (loss)	2	11	(19)	24	48	24	191
Loss before income taxes	(1,865)	(567)	(1,308)	(5,624)	(10,363)	(4,091)	(685)
Provision (benefit) for income taxes	20	-	-	-	-	16	(5)
Net loss	$(1,885)	$(567)	$(1,308)	$(5,624)	$(10,363)	$(4,107)	$(680)
Loss per share:
Basic and Diluted	$(0.15)	$(0.05)	$(0.11)	$(0.46)	$(0.85)	$(0.34)	$(0.06)
Shares used to compute loss per share:
Basic and Diluted	12,253	12,253	12,253	12,253	12,253	12,253	12,253

	December 31,	June 30,
	2015	2015	2014	2013	2012	2011
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$3,963	$4,696	$5,462	$1,966	$7,381	$4,970
Marketable securities	-	-	1,763	11,851	13,504	17,694
Working capital	5,707	7,573	8,653	8,601	18,392	21,940
Total assets	8,727	10,684	12,785	20,207	28,824	31,935
Shareholders’ equity	6,047	7,910	9,123	14,745	25,053	29,180

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

In the fiscal year ended June 30, 2015, the Company took substantial action to reduce overhead spending. The Company reduced its leased space by 63.8% to 20,560 square feet from 56,845 square feet. The Company’s base rent payments reduced to $20,000 compared to $44,000 per month, a 54.5% reduction. In addition to rent, overall operating expenses related to facilities costs were reduced. Also, in December 2014, litigation costs were reduced following the litigation settlement reached with the Company’s former CEO, Lawrence Firestone.

On January 4, 2016, we elected to change our fiscal year from June 30 to December 31. As a result, we are reporting a transition period for the six months beginning July 1, 2015 and ending December 31, 2015.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our consolidated financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer promotional offers, sales returns, bad debts, inventories, warranty costs, investments, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Deferred revenue, which relates primarily to our service contracts, was approximately $1,098,000 and we had no deferred profit at December 31, 2015. Deferred revenue was approximately $1,055,000 and no deferred profit, at June 30, 2015 and at June 30, 2014 we had deferred revenue of approximately $1,197,000 and deferred profit of approximately $8,000.

 Marketable Securities

Marketable securities consist primarily of high-quality U.S. corporate securities and U.S. federal government debt securities. Our marketable securities portfolio, at June 30, 2014, consisted of short-term securities with original maturities of greater than three months from the date of purchase and remaining maturities of less than one year. Marketable securities are classified as available for sale and are recorded at fair value using the specific identification method; unrealized gains and losses are reflected in other comprehensive income until realized; realized gains and losses are included in earnings when the underlying securities are sold and are derived using the specific identification method for determining the cost of securities sold.

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

The Company has net operating loss carry-forwards for federal income tax purposes of approximately $30.0 million and net operating loss carry-forwards for state income tax purposes of approximately $22.0 million. The Company had engineering and other credits for tax purposes of $2.6 million. If not utilized, the federal net operating loss and other tax credit carry-forwards will expire beginning in 2025. If not utilized, the state net operating loss carry-forward will expire June 30, 2016. The state engineering credit has no limit on the carry-forward period.

Recent Accounting Pronouncements

See Recent Accounting Guidance in “Note 1 Summary of Significant Accounting Policies" in the accompanying notes to the consolidated financial statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on our results of operations and financial condition.

RESULTS OF OPERATIONS

The following table reflects, as a percentage of net revenues, consolidated statements of operations data for the periods indicated:

	Six Months Ended December 31,		Years Ended June 30,
	2015	2014	2015	2014
		(Unaudited)
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	79.6	66.2	65.9	76.3
Gross margin	20.4	33.8	34.1	23.7
Operating expenses:
Engineering	14.3	8.8	10.1	22.5
Sales and marketing	20.4	16.2	16.3	20.1
General and administrative	24.5	20.6	19.4	34.5
Restructuring expense (income)	0.0	(2.9)	(1.6)	(1.8)
Loss from operations	(38.8)	(8.8)	(10.1)	(51.6)
Other income	0.0	(0.0)	(0.0)	0.2
Loss before provision for income taxes	(38.8)	(8.8)	(10.1)	(51.4)
Provision for income taxes	0.0	0.0	0.0	0.0
Net loss	(38.8)%	(8.8)%	(10.1)%	(51.4)%

As discussed in Note 11 to our consolidated financial statements, the Company has two operating segments for financial disclosure purposes, data storage and power supplies. The following table summarizes our revenue by operating segment:

	Six Months Ended December 31,		Years Ended June 30,
	2015	2014	2015	2014
		(Unaudited)
Power Supply revenues	49.0%	42.6%	48.8%	54.1%
Data Storage revenues:
Product	28.6%	42.7%	34.9%	26.6%
Service	22.4%	14.7%	16.3%	19.3%
Total Data Storage revenues	51.0%	57.4%	51.2%	45.9%
	100.0%	100.0%	100.0%	100.0%

Six Months Ended December 31, 2015 Compared to Six Months Ended December 31, 2014 (unaudited)

Net Revenues.  Net revenues were $4.9 million in the six months ended December 31, 2015 as compared to $6.8 million (unaudited) in the six months ended December 31, 2014. The decrease of approximately $1.9 million, or 27.9%, is primarily due to a decrease of $1.5 million in data storage product sales, offset with a $0.1 million increase in service revenue and a $0.5 million decrease in power supply sales. Each segment is discussed below.

Segment Revenue

Data Storage Segment

Revenues attributed to our data storage segment were $2.5 million or 51.0% of revenues in the six months ended December 31, 2015, as compared to $3.9 million (unaudited) or 57.4% (unaudited) of revenues in the six months ended December 31, 2014, a decrease of $1.4 million or 35.9%. The Company has seen a rise in competitive bidding for its products, which has caused our revenue to decline. In the six months ended December 31, 2014, the Company was awarded a nonrecurring large customer order in Korea.

Power Supply Segment

Revenues attributed to our power supply segment were $2.4 million, or 49.0% of revenues, in the six months ended December 31, 2015 as compared to $2.9 million (unaudited), or 42.6% (unaudited) of revenues, in the six months ended December 31, 2014. The decrease of $0.5 million, or 17.2%, was due to a request by the manufacturers to delay orders. The Company attributes this to the general economic slowdown by the manufacturers at the end of the year 2015.

Gross Profit.  Gross profit was $1.0 million in the six months ended December 31, 2015 as compared to $2.3 million (unaudited) in the six months ended December 31, 2014, a decrease of approximately $1.3 million, or 56.5%. The decrease was due to a $0.9 million inventory reserve expense, $0.2 million of reduced margin from competitive pricing, and $0.2 million from scrapped inventory.

Engineering.  Engineering expenses were $0.7 million in the six months ended December 31, 2015 as compared to $0.6 million (unaudited) in the six months ended December 31, 2014. The increase of approximately $0.1 million, or 8.8%, is primarily attributed to an increase in compliance testing and materials expense offset by a reduction in headcount and consultant fees, as we continue with our corporate strategy of introducing new products through partnerships on an OEM basis.

Sales and Marketing.  Sales and marketing expenses were $1.0 million in the six months ended December 31, 2015, as compared to $1.1 million (unaudited) in the six months ended December 31, 2014. The decrease of approximately $0.1 million, or 9.1%, is attributed to increased expenses related to headcount and consulting adjustments of $0.1 million offset by the reduction in tradeshow, travel and sales commission expenses of $0.2 million. The decrease in sales created a decrease in commission expense. Based on the declining sales, the company reduced marketing expenses, such as tradeshows, and focused more on inside sales efforts.

General and Administrative.  General and administrative expenses were $1.2 million in the six months ended December 31, 2015 as compared to $1.4 million (unaudited) in the six months ended December 31, 2014. The decrease of approximately $0.2 million, or 14.3%, is attributed to a $0.1 million decrease in bonuses and stock compensation expenses related to the company performance; $0.1 million decrease of nonrecurring expense associated with the facility relocation; an increase in bad debt expense of $0.1 million for sales to the Korean government that are at risk due to political issues in that region; offset by expense reductions in business insurance, travel and other office expenses.

Restructuring Income. There were no restructuring expenses or income for the six month period ended December 31, 2015. Restructuring income increased by $0.2 million (unaudited) attributed to a non-recurring restructuring recovery in the six months ended December 31, 2014. The restructuring charge related to a lease abandonment charge initially taken in fiscal 2013 for the lease abandonment when all manufacturing went to an outside contract manufacturer. During fiscal 2014, the Company moved the manufacturing back in-house and a portion of the abandonment charge was recovered. During the six months ended December 31, 2014, the Company moved out of the facility and relocated to a smaller facility and the remaining abandonment charge was recovered.

Other Income and Expenses.  Other income for the six month period ended December 31, 2015 was $2,000, primarily related to investment income. Other income in the six months ended December 31, 2014 was $11,000 (unaudited), primarily investment income, a decrease of $9,000, or 81.8%. The Company has used cash to operate the business, for the six months ended December 31, 2015 reducing the investment income.

Provision for Income Taxes.   Provision for income taxes for the six months ended December 31, 2015 was $20,000 and there was no provision (unaudited) in the six months ended December 31, 2014.The provision was related to state franchise and income tax due to the income allocation. The Company has federal net losses and does not require a provision for federal taxes for either period.

Fiscal Year 2015 Compared to Fiscal Year 2014

Net Revenues.  Net revenues were $12.9 million in fiscal 2015 as compared to $10.9 million in fiscal 2014. The increase of approximately $2.0 million, or 18.3%, is primarily due to an increase of $1.5 million in sales of RLS, XLS and the new Q24 tape libraries and drives and a $0.5 million increase in sales of power supplies. Each segment is discussed below.

Segment Revenue

Power Supply Segment

Revenues attributed to our power supply segment were $6.3 million, or 48.8% of revenues, in fiscal 2015 as compared to $5.9 million, or 54.1% of revenues, in fiscal 2014. The increase of $0.4 million, or 6.8%, was partially due to increased sales of our new products introduced in this fiscal year. The Company added the XL and PL Series of high wattage power supplies to its N2Power brand product portfolio. We also saw an increase in our standard product sales to distributors and to original equipment manufacturers (“OEMs”).

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

The inventory reserve in fiscal 2014 was a result of the termination of our contract manufacturer relationship with CTS Electronics Manufacturing Solutions, Inc. (“CTS”). On December 20, 2012, Qualstar Corporation entered into a contract manufacturing agreement with CTS Electronics Manufacturing Solutions, Inc. (“CTS”), to have CTS manufacture Qualstar’s RLS and XLS tape libraries. At the commencement of the contract, Qualstar’s prior management provided CTS with an overly aggressive forecast of Qualstar requirements for RLS tape libraries. Accordingly, CTS purchased more parts than were required to satisfy Qualstar’s actual sales. In July 2013, the new management team revised the forecast for the RLS tape libraries. The lower forecast provided for a level of business that was not economically beneficial to CTS and management realized CTS was not the right manufacturer. Shortly thereafter, Qualstar began to look for alternatives to the contract manufacturing relationship with CTS, including bringing the manufacturing of the RLS and XLS tape libraries in house at Qualstar. On December 20, 2013, Qualstar and Benchmark Electronics Manufacturing Solutions, Inc. (“Benchmark”) (the successor to CTS) entered into a settlement agreement (“Settlement Agreement”), whereby the contract manufacturing relationship was terminated and the parties agreed that Qualstar would purchase from Benchmark all Qualstar specific inventory on hand. Qualstar completed the purchase of this inventory at cost plus storage and handling fees, in January 2014 for a total of $1.9 million. Qualstar is currently manufacturing its own RLS tape libraries in house, and will continue to do so until an alternative is found. As a result of the Settlement Agreement, Qualstar had excess inventory. A detailed review was completed of the tape library inventory and a reserve of $2.2 million was recorded for excess and obsolete inventory for the fiscal year ended June 30, 2014.

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

General and Administrative.  General and administrative expenses were $2.5 million in fiscal 2015 as compared to $3.8 million in fiscal 2014. The decrease of approximately $1.3 million, or 34.2%, is primarily attributed to a $0.8 decrease in legal expenses incurred in 2014 as opposition to an unsolicited partial tender offer, the proxy contest and Annual Shareholder meeting, and a complaint filed against the former CEO and others, which was resolved in fiscal 2015. Additionally, a reduction of $0.5 million was a change in the facilities allocation to other departments based on the new in leased facilities.

Restructuring Income. Restructuring recovery of $0.2 million in fiscal 2015 and in fiscal 2014, is attributed to the lease abandonment restructuring charge initially taken in fiscal 2013 for the lease abandonment when all manufacturing went to an outside contract manufacturer. During fiscal 2014, the Company moved the manufacturing back in-house and a portion of the abandonment charge was recovered. During fiscal 2015, the Company moved out of the facility and relocated to a smaller facility and the remaining abandonment charge was recovered.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $0.7 million in the six months ended December 31, 2015, $1.9 million (unaudited) in the six months ended December 31, 2014 and $2.4 million in fiscal 2015 and $6.3 million in fiscal 2014.

The Company continues to focus on reducing operating expenses, increasing revenues and striving to attain profitability and improved cash flow. We downsized our facilities from a lease of $44,000 per month to $20,000 per month, in the fiscal year 2015, plus other related cost savings associated with the smaller space of approximately $34,000 per month. By introducing private label products, we were able to get similar or greater margins without developing new products ourselves, allowing for less headcount and product risk. During the six months ended December 31, 2015, the Company reduced headcount by twelve in order to improve cash flow and profitability to offset the reduction of revenues.

Cash was not used in financing activities in the six months ended December 31, 2015, and 2014 and in fiscal years 2015 and 2014.

As of December 31, 2015, we had $4.0 million in cash and cash equivalents, of which $100,000 is used as collateral for our corporate credit cards. We believe that our existing cash and cash equivalents will be sufficient to fund our working capital and capital expenditure needs for at least the next 12 months. We may utilize cash to invest in businesses, products or technologies that we believe are strategic. We periodically evaluate other companies and technologies for possible investment. In addition, we have made and may in the future make investments in companies with whom we have identified potential synergies.

SUMMARY OF CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following is a summary of our future payments due, offset by sublease income, under contractual obligations as of December 31, 2015:

Year Ended December 31,	Operating Leases (in thousands)
2016	$181
2017	149
2018	18
2019	(13)
2020	(1)
$334

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Qualstar Corporation and Subsidiary

We have audited the accompanying consolidated balance sheet of Qualstar Corporation and Subsidiary (collectively, the “Company”) as of December 31, 2015, and the related consolidated statements of comprehensive loss, shareholders' equity, and cash flows for the six months ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Qualstar Corporation and Subsidiary as of December 31, 2015 and the results of their operations and their cash flows for the six months ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Los Angeles, California

March 29, 2016

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Qualstar Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of Qualstar Corporation and Subsidiary (collectively, the “Company”) as of June 30, 2015 and 2014, and the related consolidated statements of comprehensive loss, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Qualstar Corporation and Subsidiary as of June 30, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ SingerLewak LLP

Los Angeles, California

September 8, 2015

QUALSTAR CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2015	June 30, 2015	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$3,963	$4,696	$5,462
Marketable securities	—	—	1,763
Accounts receivable, net	1,630	2,321	1,412
Inventories, net	2,444	2,948	3,177
Prepaid expenses and other current assets	219	140	241
Total current assets	8,256	10,105	12,055
Property and equipment, net	446	538	663
Other assets	25	41	67
Total assets	$8,727	$10,684	$12,785

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$756	$913	$952
Accrued payroll and related liabilities	332	396	322
Deferred service revenue	994	830	954
Other accrued liabilities	467	393	1,174
Total current liabilities	2,549	2,532	3,402

Other long-term liabilities	27	17	17
Deferred service revenue, long term	104	225	243
Total long term liabilities	131	242	260
Total liabilities	2,680	2,774	3,662

Commitments and contingencies (Notes 10 and 12) Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued	—	—	—
Common stock, no par value; 50,000 shares authorized, 12,253 shares issued and outstanding as of December 31, 2015, June 30, 2015 and June 30, 2014	19,061	19,039	18,943
Accumulated other comprehensive income	—	—	1
Accumulated deficit	(13,014)	(11,129)	(9,821)
Total shareholders’ equity	6,047	7,910	9,123
Total liabilities and shareholders’ equity	$8,727	$10,684	$12,785

See accompanying notes to the consolidated financial statements

QUALSTAR CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Six Months Ended December 31,		Year Ended June 30,
	2015	2014	2015	2014
		(unaudited)
Net revenues	$4,924	$6,848	$12,902	$10,941
Cost of goods sold	3,881	4,522	8,530	8,350
Gross profit	1,043	2,326	4,372	2,591
Operating expenses:
Engineering	694	685	1,351	2,461
Sales and marketing	957	1,096	2,077	2,200
General and administrative	1,259	1,368	2,478	3,780
Restructuring income	-	(245)	(245)	(202)
Total operating expenses	2,910	2,904	5,661	8,239
Loss from operations	(1,867)	(578)	(1,289)	(5,648)
Other income (expense)	2	11	(19)	24
Loss before income taxes	(1,865)	(567)	(1,308)	(5,624)
Provision for income taxes	20	-	-	-
Net loss	$(1,885)	$(567)	$(1,308)	$(5,624)
Change in unrealized losses on investments	-	(1)	(1)	(3)
Comprehensive loss	$(1,885)	$(568)	$(1,309)	$(5,627)
Loss per share:
Basic and Diluted	$(0.15)	$(0.05)	$(0.11)	$(0.46)
Shares used to compute loss per share:
Basic and Diluted	12,253	12,253	12,253	12,253

See accompanying notes to the consolidated financial statements

QUALSTAR CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Accumulated Other Comprehensive Income	Accumulated
	Shares	Amount	(Loss)	Deficit	Total
Balances at July 1, 2013	12,253	$18,938	$4	$(4,197)	$14,745
Share-based compensation	—	5	—	—	5
Comprehensive loss:
Net loss	—	—	—	(5,624)	(5,624)
Change in unrealized loss on investments	—	—	(3)	—	(3)
Balances at June 30, 2014	12,253	18,943	1	(9,821)	9,123
Share-based compensation	—	96	—	—	96
Comprehensive loss:
Net loss	—	—	—	(1,308)	(1,308)
Change in unrealized loss on investments	—	—	(1)	—	(1)
Balances at June 30, 2015	12,253	19,039	—	(11,129)	7,910
Share-based compensation	—	22	—	—	22
Comprehensive loss:
Net loss	—	—	—	(1,885)	(1,885)
Change in unrealized loss on investments	—	—	—	—	—
Balances at December 31, 2015	12,253	$19,061	$—	$(13,014)	$6,047

See accompanying notes to the consolidated financial statements

QUALSTAR CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended		Year Ended
	December 31,		June 30,
	2015	2014	2015	2014
		(unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,885)	$(567)	$(1,308)	$(5,624)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	101	104	220	183
Loss (gain) of disposal of assets	—	5	57	(5)
Provision (recovery) for bad debts and returns, net	84	(19)	(77)	24
Provision(recovery) for inventory reserve	627	(287)	(343)	2,203
Share-based compensation	22	56	96	5
Loss(gain) on sale of securities	—	8	11	(2)
Changes in operating assets and liabilities:
Accounts receivable	607	(1,193)	(831)	2,347
Inventories	(123)	395	572	(3,752)
Prepaid expenses and other assets	(63)	(86)	127	125
Accounts payable	(157)	310	(39)	(1,137)
Accrued payroll and related liabilities	(64)	26	74	(102)
Deferred service revenue	43	14	(142)	244
Other accrued liabilities	83	(665)	(781)	(804)
Net cash used in operating activities	(725)	(1,899)	(2,364)	(6,295)
CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of equipment	(8)	(74)	(217)	(299)
Proceeds from the sale of equipment	—	—	62	—
Proceeds from the sale of marketable securities	—	1,753	1,753	10,090
Net cash (used in) provided by investing activities	(8)	1,679	1,598	9,791
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(733)	(220)	(766)	3,496
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,696	5,462	5,462	1,966
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,963	$5,242	$4,696	$5,462

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$—	$—	$3	$2

See accompanying notes to the consolidated financial statements

QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Significant Accounting Policies

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

On January 4, 2016, we changed our fiscal year from June 30 to December 31. As a result, we are reporting financial information for the transition period from July 1, 2015 through December 31, 2015. Subsequent to this transition period, we will cover the period beginning January 1 and ending December 31, which will be our fiscal year. We refer in these financial statements to the period beginning on July 1, 2015 and ended on December 31, 2015 as the “transition period.” We refer in these financial statements to the period beginning on July 1, 2014 and ended on June 30, 2015 as “fiscal 2015” and the period beginning on July 1, 2013 and ended on June 30, 2014 as “fiscal 2014.” In these financial statements, we compare financial results for the transition period, which are audited, with the financial results for July 1, 2014 through December 31, 2014, which are unaudited. We also compare the financial results for fiscal 2015 and fiscal 2014 which are audited.

Accounting Principles

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Estimates and Assumptions

Preparing financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include estimates of loss contingencies, product life cycles and inventory obsolescence, bad debts, sales returns, share-based compensation forfeiture rates, the potential outcome of future tax consequences of events that have been recognized in our consolidated financial statements or tax returns, and determining when investment impairments are other-than-temporary. Actual results and outcomes may differ from management’s estimates and assumptions.

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

At December 31, 2015, we had deferred revenue of approximately $1,097,000 and no deferred profit. At June 30, 2015, we had deferred revenue of approximately $1,055,000 and no deferred profit and at June 30, 2014 we had deferred revenue of approximately $1,197,000 and deferred profit of approximately, $8,000.

Cash and Cash Equivalents

Qualstar classifies as cash equivalents only cash and those investments that are highly-liquid, interest-earning investments with maturities of three months or less from the date of purchase. $100,000 is restricted for use as collateral for the corporate credit cards.

Marketable Securities

Marketable securities consisted primarily of high-quality U.S. corporate securities and U.S. federal government debt securities. Our marketable securities portfolio consist of short-term securities with original maturities of greater than three months from the date of purchase and remaining maturities of less than one year. Marketable securities are recorded at fair value using the specific identification method; unrealized gains and losses are reflected in other comprehensive income (loss) until realized; realized gains and losses are included in earnings when the underlying securities are sold and are derived using the specific identification method for determining the cost of securities sold. An $11,000 loss and $2,000 gain from the sale of marketable securities were recorded in fiscal 2015 and 2014, respectively. All of Qualstar’s marketable securities were classified as available-for-sale at June 30, 2014. Qualstar did not have any marketable securities as of December 31, 2015 or June 30, 2015.

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

Our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Sales outside North America represented approximately 41.9% of net revenues for the six months ended December 31, 2015, 54.0% of net revenues in fiscal 2015, 44.2% of net revenues in fiscal 2014.

Revenues from Qualstar’s largest customer totaled approximately 10.7% and 11.9% of revenues for the six months ended December 31, 2015 and 2014, respectively. Revenues from Qualstar’s largest customer totaled approximately 11.1% and 10.6% of revenues for the years ended June 30, 2015 and 2014, respectively. At December 31, 2015, the largest customer’s accounts receivable balance, net of specific allowances, totaled approximately 1.5% of net accounts receivable. At June 30, 2015, the largest customer’s accounts receivable balance, net of specific allowances, totaled approximately 10.0% of net accounts receivable. At June 30, 2014, the largest customer’s accounts receivable balance, net of specific allowances, totaled approximately 13.2% of net accounts receivable.

Suppliers

The primary suppliers of our power supplies segment, N2Power, are located in China. The primary supplier of our tape storage products is located in California and Germany. If a manufacturer should be unable to deliver products to us in a timely basis or at all, our power supply or data storage business could be adversely affected. Though we have many years of favorable experience with these suppliers, there can be no assurance that circumstances might not change and compel a supplier to curtail or terminate deliveries to us.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. Activity in the allowance for doubtful accounts was as follows (in thousands):

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (1)	Balance at End of Period
Six Months Ended December 31, 2015	$15	84			$99
Year Ended June 30, 2015	$92	$—	$—	$(77)	$15
Year Ended June 30, 2014	$68	$49	$—	$(25)	$92

__________________________

(1)	Uncollectible accounts written off, net of recoveries.

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

Property and Equipment, net

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation expense is computed using the straight-line method. Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the term of the lease. Estimated useful lives are as follows:

Machinery and equipment (in years)	5	-	7
Furniture and fixtures (in years)	5	-	7
Leasehold Improvements	3	-	5
Computer equipment (in years)	3	-	5

Expenditures for normal maintenance and repairs are charged to expense as incurred, and improvements are capitalized. Upon the sale or retirement of property or equipment, the asset cost and related accumulated depreciation are removed from the respective accounts and any gain or loss is included in the results of operations.

Long-Lived Assets

Qualstar reviews the impairment of long-lived assets whenever events or changes in circumstances indicate the carrying amount of any asset may not be recoverable, in accordance with ASC 360, “Property, Plant and Equipment.” An impairment loss would be recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying amount. If impairment is indicated, the amount of the loss to be recorded is based upon an estimate of the difference between the carrying amount and the fair value of the asset. Fair value is based upon discounted cash flows expected to result from the use of the asset and its eventual disposition and other valuation methods. No impairment losses of long-lived assets were recognized during the periods presented.

Shipping and Handling Costs

Qualstar records all customer charges for outbound shipping and handling to freight revenue. All inbound and outbound shipping and fulfillment costs are classified as costs of goods sold.

Warranty Obligations

We provide a three year advance replacement warranty on all XLS and RLS models that includes replacement of components, or if necessary, complete libraries. XLS libraries sold in North America also include one year of onsite service. Customers may purchase extended replacement service coverage and on-site service if they are located in the United States, Canada, and selected countries in Europe, Asia Pacific and Latin America. All customers may purchase extended replacement or on-sight (where applicable) service coverage after the three year warranty has ended.

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

Activity in the liability for product warranty (included in other accrued liabilities) for the periods presented is as follows (in thousands):

	December 31,	June 30,
	2015	2015	2014
Beginning balance	$154	$159	$190
Cost of warranty claims	(113)	(55)	(45)
Accruals for product warranties	146	50	14
Ending balance	$187	$154	$159

Engineering

All engineering costs are charged to expense as incurred. These costs consist primarily of engineering salaries, benefits, outside consultant fees, purchased parts and supplies directly involved in the design and development of new products, and facilities and other internal costs.

Advertising

Advertising and promotion expenses include costs associated with direct and indirect marketing, trade shows and public relations. Qualstar expenses all costs of advertising and promotion as incurred. Advertising and promotion expenses for the six months ended December 31, 2015 and 2014 were approximately $58,000 and $140,000 (unaudited), respectively. Advertising and promotion expenses for the years ended June 30, 2015 and 2014 were approximately $150,000 and $232,000, respectively.

Fair Value of Financial Instruments

All financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). ASC 820 “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at December 31, 2015, June 30, 2015 and 2014 (in thousands):

	December 31, 2015

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash & Cash Equivalents
Level 1:
Cash	$928	$-	$-	$928	$928
Money Market Funds	3,035	-	-	3,035	3,035
Total	$3,963	$-	$-	$3,963	$3,963

	June 30, 2015

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash & Cash Equivalents
Level 1:
Cash	$663	$-	$-	$633	$633
Money Market Funds	4,033	-	-	4,033	4,033
Total	$4,696	$-	$-	$4,696	$4,696

	June 30, 2014

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term Marketable Securities	Long-term Marketable Securities
Level 1:
Cash	$617	$-	$-	$617	$617	$-	$-
Money Market Funds	4,845	-	-	4,845	4,845	-	-
Subtotal	5,462	-	-	5,462	5,462	-	-
Level 2:
U.S. Agency Securities	332	-	-	332	-	332	-
Corporate securities	1,354	1	-	1,355	-	1,355	-
Municipal securities	76	-	-	76	-	76	-
Subtotal	1,762	1	-	1,763	-	1,763	-
Total	$7,224	$1	$-	$7,225	$5,462	$1,763	$-

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

The following table sets forth the calculation for basic and diluted loss per share for the periods indicated, in thousands, except per share amounts:

	Six Months Ended December 31,		Year Ended June 30,
	2015	2014	2015	2014
		(unaudited)
Loss:
Net loss	$(1,885)	$(567)	$(1,308)	$(5,624)
Shares:
Weighted average shares for basic and diluted loss per share	12,253	12,253	12,253	12,253
Loss per share	$(0.15)	$(0.05)	$(0.11)	$(0.46)

Shares issuable under stock options of 260,000, 242,000, 258,000, and 74,000 for the six months ended December 31, 2015 and 2014 and for the years ended June 30, 2015 and 2014, respectively, have been excluded from the computation of diluted loss per share as the effect would be antidilutive.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation, with no changes to previously reported stockholders equity or comprehensive loss.

Recent Accounting Guidance

Recent accounting guidance not yet adopted

In May 2014, the FASB issued ASU 2014-09 to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that will remove inconsistencies and weaknesses in revenue requirements, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, provide more useful information to users of financial statements through improved disclosure requirements, and simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. The new guidance will be effective for reporting periods beginning after December 15, 2016.

In August 2015, the FASB issued ASU 2015-14 as an update of ASU 2014-09. The purpose is to allow more time to implement the guidance in Update 2014-09. This Update defers the effective date of Update 2014-09 to annual reporting periods beginning after December 15, 2017. The Company is still evaluating the impact on the consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12 to resolve the diverse accounting treatment of share-based payment awards that require specific performance targets to be achieved in order for employees to become eligible to vest in the awards. The new guidance will be effective for us beginning after December 15, 2017, and is not expected to impact our consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11 to simplify the measurement of inventory. The objective is to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The standard is effective for fiscal years beginning after December 15, 2016, and is not expected to impact our consolidated financial statements.

In February, 2016, the FASB issued ASU 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. For related party leases, the basis will be the legally enforceable terms and conditions of the arrangement. This standard is effective for fiscal years beginning after December 15, 2018. The Company is evaluating the impact it may have on its consolidated financial statements.

Note 2 – Marketable Securities

The following table summarizes marketable securities by security type at June 30, 2014.There were no securities held by the Company at December 31, 2015 or at June 30, 2015.

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

Note 3 – Inventories, net

Inventories consist of the following:

	December 31,	June 30,
	2015	2015	2014
	(In thousands)
Raw materials	$2,504	$2,830	$3,116
Finished goods	3,510	3,061	3,347
Subtotal	6,014	5,891	6,463
Less: Inventory reserve	(3,570)	(2,943)	(3,286)
Inventories	$2,444	$2,948	$3,177

Note 4 – Property and Equipment, net

The components of property and equipment are as follows:

	December 31,	June 30,
	2015	2015	2014
	(In thousands)
Leasehold improvements	$114	$105	$596
Furniture and fixtures	373	373	628
Machinery and equipment	1,329	1,329	1,365
Assets in progress	—	—	116
	1,816	1,807	2,705
Less accumulated depreciation and amortization	(1,370)	(1,269)	(2,042)
Property and equipment, net	$446	$538	$663

Depreciation and amortization expense for the six months ended December 31, 2015 and 2014 and the years ended June 30, 2015 and 2014, was $101,000, $104,000 (unaudited), $220,000, and $183,000 respectively.

Note 5 – Accrued Payroll and Related Liabilities

The components of accrued payroll and related liabilities are as follows:

	December 31,	June 30,
	2015	2015	2014
	(In thousands)
Accrued salaries and payroll taxes	$179	$93	$95
Accrued vacation	153	171	116
Accrued other	—	132	111
	$332	$396	$322

Note 6 – Other Accrued Liabilities

The components of other accrued liabilities are as follows:

	December 31,	June 30,
	2015	2015	2014
	(In thousands)
Accrued audit	$149	$88	$87
Accrued outside commissions	37	47	30
Accrued contingent legal fees	—	8	251
Accrued deferred rent	42	31	84
Accrued warranty	187	154	159
Lease abandonment	—	—	445
Other accrued liabilities	52	65	118
	$467	$393	$1,174

Note 7 – Income Taxes

The provision for (benefit from) income taxes is comprised of the following, in thousands:

	Six Months Ended December 31,		Year Ended June 30,
	2015	2014	2015	2014
(unaudited)
Current:
Federal	$—	—	—	—
State	20	—	—	—
	20	—	—	—
Deferred:
Federal	—	—	—	—
State	—	—	—	—
	—	—	—	—
	$20	—	—	—

  The following is a reconciliation of the statutory federal income tax rate to Qualstar’s effective income tax rate:

	Six Months Ended December 31,	Year Ended June 30,
	2015	2015	2014
Statutory federal income tax benefit	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal income tax benefit	(10.9)	(4.3)	(28.8)
Foreign income taxes, differential	0.7	1.8	—
Research and development credits	(2.5)	(8.2)	(1.5)
Valuation allowance	48.3	43.3	65.2
Other	(0.5)	1.7	(0.9)
	1.1%	0.3%	0.0%

The tax effect of temporary differences resulted in deferred income tax assets (liabilities) as follows:

	Six Months Ended	Year Ended
	December 31,	June 30,
	2015	2015	2014
	(In thousands)
Deferred tax assets:
Net operating loss carry forwards	$11,461	$11,207	$10,502
Research and development credit carry forwards	1,771	1,804	1,611
Inventory reserves	1,412	1,106	1,280
Capital loss and other credit carryforwards	67	62	151
Allowance for bad debts and returns	44	10	40
Capitalized Inventory costs, stock compensation and other accruals	784	440	520
Total gross deferred tax assets	15,539	14,629	14,104
Less valuation allowance on deferred tax assets	(15,448)	(14,550)	(14,090)
Net deferred tax assets	91	79	14
Deferred tax liabilities:
Depreciation, marketable securities and other	(91)	(79)	(14)
Total deferred tax liabilities	(91)	(79)	(14)
Net deferred taxes	$—	$—	$—

The Company records a valuation allowance against its net deferred tax assets in accordance with ASC 740 “Income Taxes” when in management’s judgment, it is more likely than not that the deferred tax assets will not be realized in the foreseeable future. For the six months ended December 31, 2015 and the fiscal years ended June 30, 2015, and 2014, the Company placed a full valuation allowance on net deferred tax assets. The Company has net operating loss carry-forwards for federal income tax purposes of approximately $30.0 million as of December 31, 2015, $29.3 million as of June 30, 2015, and $27.5 million as of June 30, 2014.  The Company has net operating loss carry-forwards for state income tax purposes of approximately $21.9 million as of December 31, 2015, $20.6 million as of June 30, 2015, and $20.9 million as of June 30, 2014. The Company had research and development credits and other credits for tax purposes of $2.6 million as of December 31, 2015, $2.6 million as of June 30, 2015, and $1.9 million as of June 30, 2014. If not utilized, the federal net operating loss and other tax credit carry-forwards will expire beginning in 2025. If not utilized, the state net operating loss carry-forward will expire beginning in 2016.  The state engineering credit has no limit on the carry-forward period.

In accordance with ASC 740, the Company recognized an increase of approximately $10,000 in its liability for uncertain tax positions that were accounted for as a reduction to the July 1, 2013 balance of retained earnings. The following table summarizes the activity related to the Company’s uncertain tax positions (in thousands):

	Six Months Ended December 31,	Year Ended June 30,
	2015	2015	2014
Beginning Balance	$17	$17	$17
Increases related to tax positions taken in prior year	10	—	3
Decreases due to lapse of statute of limitations	—	—	(2)
Related interest and penalties, net of federal tax benefit		—	(1)
Ending Balance	$27	$17	$17

The deferred tax asset amounts related to NOL and credit carryforwards have been reduced by approximately $521,000 of uncertain tax positions. While the Company expects that the amount of its uncertain tax positions will change in the next twelve months, the Company does not expect this change to have a significant impact on its results of operations or financial position. In addition, future changes in the unrecognized tax benefit will have no impact on the Company’s effective tax rate due to the existence of the valuation allowance.

The Company’s policy is to include interest and penalties on uncertain tax positions in income tax expense, but they are not significant at December 31, 2015. The Company files its tax returns by the laws of the jurisdictions in which it operates. The Company’s federal tax returns for fiscal years June 30, 2012 and subsequent and California tax returns for fiscal years June 30, 2011 and subsequent, are still subject to examination. Various state jurisdictions’ tax years remain open to examination as well, though the Company believes any additional assessment will be immaterial to its consolidated financial statements.

Note 8 – Preferred Stock

Qualstar’s capital structure allows for the Board of Directors to authorize up to 5,000,000 shares of preferred stock. The Board of Directors has authority to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares of preferred stock without any future vote or action by the shareholders. At December 31, 2015, June 30, 2015 and 2014, there were no outstanding shares of preferred stock.

Note 9 –Stock Based Compensation

The Company recorded share-based compensation associated with outstanding stock options and restricted stock grants during the six months ended December 31, 2015 and 2014; and the fiscal years 2015 and 2014 of approximately $22,000, $56,000(unaudited), $96,000, and $5,000 respectively. No income tax benefit was recognized in the statements of comprehensive loss for share-based arrangements in any period presented.

Stock Option Plan

The Company has two share-based compensation plans as described below.

Qualstar adopted the 1998 Stock Incentive Plan, (the “1998 Plan”) under which incentive and nonqualified stock options and restricted stock could be granted for an aggregate of no more than 1,215,000 shares of common stock. Under the terms of the 1998 Plan, options could be issued at an exercise price of not less than 100% of the fair market value of common stock on the date of grant. These option awards typically vest based upon four years of continuous service at a rate of 25% per year and terminate as specified in each option agreement, but terminate no later than ten years after the date of grant. The 1998 Plan expired in 2008 and no additional options may be granted under that plan. However, options previously granted under the 1998 Plan will continue under their terms.

Qualstar adopted the 2008 Stock Incentive Plan (the “2008 Plan”) under which incentive and nonqualified stock options and restricted stock may be granted for an aggregate of no more than 500,000 shares of common stock. Under the terms of the 2008 Plan, options may be issued at an exercise price of not less than 100% of the fair market value of common stock on the date of grant, or in the case of incentive stock options granted to a person who owns 10% or more of the total combined voting power of all classes of Qualstar stock, the exercise price must be at least equal to 110% of the fair market value of common stock on the date of grant. These option awards typically vest based on 4 years of continuous service at a rate of 25% per year and terminate as specified in each option agreement, but terminate no later than ten years after the date of grant.  Under the 2008 Plan, there were no options granted during the six months ended December 31, 2015, 200,000 options were granted during 2015, there were no options granted during 2014.

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

The following table summarizes all stock option activity:

Options	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at June 30, 2014	74,000	$2.89	4.31	—
Granted	200,000	1.25	—	—
Exercised	—	—	—	—
Forfeited or expired	(16,000)	3.71	—	—
Outstanding at June 30, 2015	258,000	1.57	8.09	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(18,000)	3.10	—	—
Outstanding at December 31, 2015	240,000	1.45	7.99	—
Exercisable at December 31, 2015	235,000	$1.44	8.03	$—

At December 31, 2015, the unrecognized compensation cost related to non-vested share-based compensation awards granted under the 2008 Plan, is $1,400 and will be expensed in the year ended December 31, 2016. The total fair value of shares vested for the six months ended December 31, 2015 and 2014 was $58,000 and $55,000 (unaudited), respectively and for fiscal years 2015 and 2014 was $56,900, and $2,900, respectively.

Restricted Stock Awards

The following table summarizes all restricted stock awards activity:

Restricted Stock Awards	Shares	Weighted Average Fair Value Price per Share
Nonvested at June 30, 2014	100,000	$1.61
Granted (1)	—
Vested	—
Forfeited or expired (2)	—
Nonvested at June 30, 2015	100,000	1.61
Granted (1)	—
Vested	—
Forfeited or expired (2)	(100,000)	(1.61)
Nonvested at December 31, 2015	—	$—

(1)

Restricted stock was granted on April 1, 2014 to Daniel K. Jan of 100,000 shares to vest 33,333 on April 1, 2017; 33,333 to vest April 1, 2018 and 33,334 to vest April 1, 2019. The award is part of his employment agreement and the grant price is the closing price of the stock on April 1, 2014 of $1.61. The unvestedshares are forfeited upon termination of his employment.

(2)	Daniel K. Jan was terminated as of December 31, 2015, all unvested shares were forfeited.

 Note 10 – Commitments

Qualstar’s lease agreement for its 15,160 square foot facility located in Simi Valley, California, expires on February 28, 2018. Rent on this facility is $10,000 per month with a step-up of 3% annually. We also lease approximately 5,400 square feet of office space in Westlake Village, California. Our lease on this facility expires on January 31, 2020.  Rent on this facility is $10,000 per month, with a step-up of 3% annually. On March 21, 2016, we signed a sublease agreement for the Westlake Village facility. The tenant will pay Qualstar $11,000 per month with a step-up of 3% annually. A two year lease was signed for 1,359 square feet for $2,200 per month in Singapore, effective April 1, 2016, expiring March 31, 2018. The Company provides for rent expense on a straight-line basis over the lease terms.

Future minimum lease payments under these leases are as follows:

Years Ending December 31,	Minimum Lease Payment
(in thousands)
2016	$181
2017	149
2018	18
2019	(13)
2020	(1)
Total Commitment	$334

Rent expense for the six months ended December 31, 2015 and 2014 was $132,000 and $229,000 (unaudited), respectively. Rent expense for the years ended June 30, 2015, and 2014, was $402,000, and $561,000, respectively.

Note 11 – Segment Information

Based on the provisions of ASC 280, “Segment Reporting,” and the manner in which the Chief Operating Decision Maker analyzes the business, Qualstar has determined that it has two separate operating segments. Segment revenue, loss before income taxes and total assets were as follows, in thousands:

	Six Months Ended December 31,		Year Ended June 30,
	2015	2014	2015	2014
		(unaudited)
Revenue
Power Supplies	$2,463	$2,952	$6,330	$5,874
Data Storage:
Product	1,410	2,824	4,478	2,922
Service	1,051	1,072	2,094	2,145
Total Data Storage	2,461	3,896	6,572	5,067
Total Revenue	$4,924	$6,848	$12,902	$10,941

	Six Months Ended December 31,		Year Ended June 30,
	2015	2014	2015	2014
		(unaudited)
(Loss) before Taxes
Power Supplies	$(524)	$(406)	$(714)	$(865)
Data Storage	(1,341)	(161)	(594)	(4,759)
Total Loss before Income Taxes	$(1,865)	$(567)	$(1,308)	$(5,624)

	December 31,	June 30,
	2015	2015	2014
Total Assets
Cash and Marketable Securities:
Cash and Cash Equivalents	$3,963	$4,696	$5,462
Marketable Securities	—	—	1,763
Total Cash and Marketable Securities	$3,963	$4,696	$7,225
Power Supplies and Data Storage – Other Assets :
Power Supplies	2,092	2,435	2,329
Data Storage	2,672	3,553	3,231
Total Power Supplies and Data Storage – Other Assets	$4,764	$5,988	$5,560
Total Assets	$8,727	$10,684	$12,785

	December 31,	June 30,
	2015	2015	2014
Property and Equipment
Power Supplies:
Gross fixed assets	$568	$568	624
Less: accumulated depreciation and amortization	(522)	(510)	(491)
Net power supply fixed assets	$46	$58	$133
Data Storage:
Gross fixed assets	$1,248	$1,240	$2,081
Less: accumulated depreciation and amortization	(848)	(760)	(1,551)
Net data storage fixed assets	$400	$480	$530

In its operation of the business, management reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with GAAP. Our two segments are power supplies and data storage. The two segments discussed in this analysis are presented in the way we internally managed and monitored performance for the six months ended December 31, 2015 and 2014 and the years ended June 30, 2015 and 2014. Allocations for internal resources were made for the six months ended December 31, 2015 and 2014 and the years ended June 30, 2015 and 2014. The power supplies segment tracks certain assets separately, and all others are recorded in the data storage segment for internal reporting presentations.

The types of products and services provided by each segment are summarized below:

Power Supplies — The Company designs, manufactures, and sells small, open frame, high efficiency switching power supplies. These power supplies are used to convert AC line voltage to DC voltages, or DC voltages to other DC voltages for use in a wide variety of electronic equipment such as telecommunications equipment, machine tools, routers, switches, wireless systems and gaming devices.

Data Storage — The Company designs, manufactures, and sells automated magnetic tape libraries used to store, retrieve and manage electronic data primarily in network computing environments. Tape libraries consist of cartridge tape drives, tape cartridges and robotics to move the cartridges from their storage locations to the tape drives under software control. Our tape libraries provide data storage solutions for organizations requiring backup, recovery and archival storage of critical data.

Geographic Information

Information regarding revenues attributable to the Qualstar’s primary geographic operating regions is as follows, in thousands:

	Six Months Ended December 31,		Year Ended June 30,
	2015	2014	2015	2014
		(unaudited)
Total Revenue:
North America	$2,860	$3,334	$5,929	$6,104
Europe	713	1,089	2,195	1,992
Asia Pacific	1,211	2,151	4,169	2,641
Other	140	274	609	204
	$4,924	$6,848	$12,902	$10,941
Power Supply Revenue:
North America	$1,001	$1,145	$2,185	$2,122
Europe	487	671	1,333	1,232
Asia Pacific	975	1,136	2,812	2,520
Other	—	—	—	—
	$2,463	$2,952	$6,330	$5,874
Data Storage Revenue:
North America	1,859	2,189	3,744	$3,982
Europe	226	418	862	760
Asia Pacific	236	1,015	1,357	121
Other	140	274	609	204
	$2,461	$3,896	$6,572	$5,067

The geographic classification of revenues is based upon the location to which the product is shipped. Qualstar does not have any significant long-lived assets outside of the United States.

Note 12 – Legal Proceedings

Other legal matters

Qualstar is also subject to a variety of other claims and legal proceedings that arise from time to time in the ordinary course of our business. Although management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. We accrue loss contingencies in connection with our commitments and contingencies, including litigation, when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. As of December 31, 2015, we had accrued aggregate current liabilities of $17,000 in probable fees and costs related to these legal matters.

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

Note 14 – Related Party Transactions

Steven N. Bronson is the Company’s CEO and is also the President and CEO and a majority shareholder of Interlink Electronics, Inc. (“Interlink”). Interlink purchases certain administrative and marketing services from Qualstar. The Company believes that the amounts charged to Interlink are no greater than the fair market value of the services. The total amount charged to Interlink for the six months ended December 31, 2015 and 2014 was $31,000 and $13,000(unaudited), respectively and for the fiscal year ended June 30, 2015, was $43,000 and none for the year ended June 30, 2014. As of December 31, 2015, June 30, 2015 and June 30, 2014, Interlink owed us $6,000, $4,000 and $0, respectively.

The Company reimburses Interlink for expenses paid on the Company’s behalf. Interlink, occasionally, pays travel, insurance and other expenses incurred by Qualstar. The Company reimbursed Interlink $4,000, $42,000(unaudited), $56,000 and $147,000 for the six months ended December 31, 2015 and 2014 and for the years ended June 30, 2015 and 2014, respectively. As of December 31, 2015, June 30, 2015 and June 30, 2014, no balance was owed to Interlink.

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

The Company entered into a license agreement, dated May 1, 2014 (the “License Agreement”) with BKF Capital Group, Inc. (“BKF”). Steven N. Bronson, the Company’s President and CEO, is also the Chairman, CEO and majority shareholder of BKF. Pursuant to the License Agreement, commencing on May 1, 2014, BKF shall have a license to occupy and use one furnished office, telephone and other services, located at Qualstar’s executive offices. According to the License Agreement, BKF shall pay to Qualstar a license fee $1,200 per month. The License Agreement is no longer effective after the move to the new facilities in February 2015. The total amount charged to BKF for the six months ended December 31, 2015 and 2014 was $0 and $7,200(unaudited), respectively and for the fiscal year ended June 30, 2015, was $9,600 and $5,600 for the year ended June 30, 2014. As of December 31, 2015, June 30, 2015 and June 30, 2014, there were no outstanding amounts due to the Company.

Note 15 - Restructuring Charges

For the year ended June 30, 2013, the Company recorded a restructuring charge for its operations and overhead structure related to the storage division by reducing the size of its facilities and headcount as part of its strategic initiative to outsource manufacturing.  In fiscal 2014, the Company brought manufacturing in-house and recovered $228,000 of the restructuring charge. In fiscal 2015, the Company expensed $200,000 in operating charges and recovered the remaining charge of $245,000 upon termination of the lease.

Our restructuring actions are strategic management decisions and until the Company achieves consistent and sustainable levels of profitability, we may incur restructuring charges in the future from additional cost reduction efforts.

Lease Abandonment Obligation
Balance as of June 30, 2014	$445
Expensed	(200)
Added	-
Recovered	(245)
Balance as of June 30, 2015	$-

Note 16 – Subsequent Events

In order to reduce operating expenses, the Company has aligned the facilities with the current space requirements. On March 21, 2016, Qualstar entered into a sublease for the 5,400 square feet of space at the Westlake Village, California facility, effective May 1, 2016. The sublease will begin at $2.10 per square foot per month and the term will remain the same as the master lease, ending January 31, 2020.

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

Changes in Internal Control over financial reporting

We did not make any changes in our internal control over financial reporting during the six months ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework” in 2013. Based on our assessment, we have concluded that, as of December 31, 2015, our internal control over financial reporting was effective based on those criteria.

This Transition Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Transition Report on Form 10-K.

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

Name	Age	Position
Steven N. Bronson	50	Chief Executive Officer and Director
David J. Wolenski	54	Director and Chairman of the Board of Directors
Sean M. Leder	44	Director
Dale E. Wallis	66	Director
Nicholas A. Yarymovych	51	Director

__________________

Each of these Directors was re-elected to serve on the Board at the annual meeting of Shareholders held on May 15, 2015.

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

Name	Age	Position
Steven N. Bronson	50	Chief Executive Officer
Daniel K. Jan	60	President (1)
Louann L. Negrete	56	Chief Financial Officer
Randy D. Johnson	58	Vice President and General Manager of N2Power

(1) Daniel K. Jan terminated employment on December 31, 2015.

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

Directors

Steven N. Bronson has served as our Chief Executive Officer and a member of our board since July 3, 2013. Mr. Bronson has been Chairman and Chief Executive Officer of BKF Capital Group Inc., since September 2008. In July 2010 he became Chairman and Chief Executive of Interlink Electronics, Inc., a global leader in the design of patented Force-Sensing Resistor™ (FSR™) technology and a pioneer in printed electronics. Since 1996, Mr. Bronson has served as the Chairman of the Board of Directors of Bronson & Co., LLC, an investment banking firm that advises private and public, emerging growth and middle market companies. In addition, Mr. Bronson served as Chairman and Chief Executive Officer of Ridgefield Acquisition Corp. and 4net Software, Inc., both publicly traded companies.

David J. Wolenski currently serves as President of Electro-Mechanical Products, Inc. (“EMP”), a privately-held company engaged in the manufacture of precision-machined components and thermal management systems for the Semiconductor, Laser, and Medical Device industries.  He has been a director on EMP’s board since August 2000  From 1996 to 2000, Mr. Wolenski was Chief Executive Officer of OZO Automation, Inc. (OTCBB:OZOA), a publicly-traded company that produced robotic workstations for the electronics industry.  As Chief Executive Officer he also managed the sale of OZO’s assets to JOT Automation of Olunsalo, Finland, and served as President of their Depaneling subsidiary from 2000 to 2001.  From 1983 to 1996, Mr. Wolenski held various positions with Johns Manville Corporation, a worldwide leader in fiberglass insulations and engineered products, which included managerial assignments in manufacturing, business development, and quality assurance.  His past board affiliations have included OZO Automation, Inc. where he was a director from 1996-1999, and Bio-Medical Automation, Inc., where he was a director from 1999-2000.  Mr. Wolenski holds a BS degree in Mechanical Engineering from the University of Colorado at Boulder (1983), and an MBA from the University of Colorado at Denver (1990).

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

Dale E. Wallis, a Certified Public Accountant since 1973, currently serves as a consultant and instructor in accounting ethics and financial statement analysis for UCLA Extension and for the University of Oklahoma. Mr. Wallis has published works on accounting ethics and corporate governance. Mr. Wallis has over 40 years of business and entrepreneurial experience, retiring in 2012 as Vice President, Chief Financial Officer and Treasurer of The Aerospace Corporation, a $900 million revenue defense contractor that manages much of the US Government’s satellite communications programs.  Prior to Aerospace, Mr. Wallis was Chief Financial Officer for a privately held company and in senior financial management for an international, SEC reporting company.  Earlier in his career Mr. Wallis was a Senior Manager with Ernst & Young and an auditor with KPMG. Mr. Wallis has served on the board and as audit committee chair for Financial Executives International, a professional organization of over 12,000 CFOs. Mr. Wallis has B.S. (1972) and M.S. (1975) degrees in accounting from Oklahoma State University.

Nicholas A. Yarymovych is currently the Senior Vice President of Global Consulting & Operations at NTT Data, Cloud Services Inc. and previously served as NTT Centerstance Managing Partner. Mr. Yarymovych founded Ventus Technology Solutions, Inc. (Ventus) in 2001, one of the first Salesforce.com consulting partners and served as President and Chief Executive Officer. In early 2011, he merged Ventus with Centerstance, Inc. which was then acquired by NTT in late 2012. Throughout his 28-year professional consulting career, he has launched new business units, established professional services practices, developed core business strategies and led numerous operational turnarounds. Prior, Mr. Yarymovych served as Vice President of e-Business Solutions with QuickStart Technologies where he led the companies' e-business consulting services division. Prior to QuickStart, Mr. Yarymovych served as a Client Partner with Cambridge Technology Partners in their Strategy and Management Consulting Group. Currently, he serves as an advisor for several private equity firms. Mr. Yarymovych earned an M.B.A. in Management and Operations from Pepperdine University, a B.S. in Aerospace Engineering from the University of Southern California, and has a Bachelor of Science degree in Astronautical Engineering from the the U.S. Air Force Academy.

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

Daniel K. Jan was appointed President on May 15, 2015 and was terminated on December 31, 2015. Mr. Jan joined Qualstar April 1, 2014 from BDT Products, Inc., a subsidiary of Germany’s BDT Media Automation GmbH, the recognized world leader in OEM tape automation. Mr. Jan served as president at BDT, spearheading growth in BDT’s worldwide sales for its tape and storage business. With over 25 years of industry experience spanning semiconductor memory to hard disks, optical, and tape storage technologies, he’s held leadership roles at startups in Silicon Valley, where he spent 12 years, and medium and large companies including IBM.

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

There have been no events under any bankruptcy act, no criminal proceedings and no judgements or injunctions material to the evaluation of the ability and integrity of any officer or director during the past ten years. There are no family relationships between any of our directors, executive officers or other key personnel and any other of our directors, executive officers or other key personnel.

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

The Audit Committee has a charter that requires the committee to oversee our accounting and financial reporting process, our system of internal controls regarding finance, accounting, legal compliance and ethics, and the audits of our financial statements, a current copy of which is available to stockholders on our website, www.qualstar.com. The primary duties of the Audit Committee consist of, among other things:

•	serving as an independent and objective party to monitor our financial reporting process, internal control system and disclosure control system;

•	reviewing and appraising the audit efforts ofour independent accountants;

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

Board and Committee Meeting Attendance

During the six months ended December 31, 2015, our Board of Directors held ten meetings, our Audit Committee held four meetings. Each director attended (or participated by telephone in) 100% of the total number of meetings of the Board and committees on which he served.

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

To our knowledge, based solely on a review of the copies of Section 16(a) reports furnished to us and a review of the shareholders register, during the six months ended December 31, 2015, our officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements, except Steven N. Bronson, who inadvertently filed three Form 4s several days late.

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

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section contains a discussion of the material elements of compensation awarded to, earned by, or paid to our principal executive officer, our principal financial officer, and our other executive officers who were serving as executive officers of Qualstar at December 31, 2015. These individuals are identified in the Summary Compensation Table and other compensation tables that follow this section, and are referred to throughout this report as our “named executive officers.”

Our Board of Directors has a standing Compensation Committee, which is comprised solely of non-employee directors who satisfy current NASDAQ standards with respect to independence.

During the six months ended December 31, 2015, the members of the Compensation Committee were: Sean M. Leder, as Chairman, David J. Wolenski and Nicholas A. Yarymovych.

The Compensation Discussion and Analysis below is a discussion of the material elements of compensation awarded to, earned by, or paid to our principal executive officer, our principal financial officer, and our other executive officers who were serving as executive officers of Qualstar at December 31, 2015.

Executive Summary and Overview of the Compensation for the Transition Period Ending December 31, 2015

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

Components of Executive Compensation

For the six months ended December 31, 2015, the principal components of compensation for named executive officers were: (1) Base Salary, (2) Performance-Based Incentive Compensation, (3) Long-Term Equity Incentive Compensation, (4) Personal Benefits, and (5) Other Compensation. In determining the amount and relative allocation among each component of compensation for each named executive officer, the Compensation Committee considered, among other factors, the Company’s and each executive officer’s experience level and historical performance, compensation paid by companies comparable in size to Qualstar, data obtained from management’s recruitment activities, historical rates of executive compensation, Company revenues and profitability, and alignment with the Company’s overall compensation philosophy.

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

The table below shows the annual base salary established by the Compensation Committee for each of our named executive officers at December 31, 2015, and the percentage change compared to the prior fiscal year. Salary adjustments typically do not coincide with the beginning of the fiscal year, so the amounts shown below may differ from those shown in the Fiscal 2015 Summary Compensation Table.

Name and Principal Position	At December 31, 2015; Annual Base Salary		Percent Change versus Fiscal 2014 Base Salary
Steven N. Bronson	$200,000	(1)	-
Chief Executive Officer

Daniel K. Jan	$250,000	(3)	25%
President

Louann Negrete	$135,000	(2)	-
Chief Financial Officer

Randy D. Johnson	$200,000		-
Vice President and General Manager, N2Power

____________________________

(1)     Mr. Bronson was hired as the Company’s Chief Executive Officer and President on July 3, 2013. Mr. Bronson stepped down as president of the Company effective May 15, 2015.

(2)     Ms. Negrete was hired as the Company’s Chief Financial Officer on December 2, 2013.

(3)     Mr. Jan was hired by the Company on April 1, 2014 on May 11, 2015 the Compensation Committee increased his salary to $250,000. Mr. Jan was appointed the president of the Company effective May 15, 2015. Mr. Jan was terminated on December 31, 2015.

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

Ms. Negrete and Mr. Johnson each received an annual cash bonus of $10,000, respectively, reflective of their contributions to the Company for the fiscal year ended June 30, 2015. Ms. Negrete also received a $10,000 December 2, 2014, after one year of employment, in accordance with her employment offer letter.

Based on the Company’s performance, there were no bonuses awarded for the six months ended December 31, 2015.

Long-Term Equity Incentive Compensation

The Company has a long term equity incentive plan, which is intended to retain executive officers and reward executive officers based on the Company’s performance (“Equity Incentive Plan”). Equity incentives, like stock options and restricted stock awards are granted to executive officers as long-term incentives in order to align executives’ performance with the interests of the Company’s shareholders and also encourage retention. For the transition period ending December 31, 2015, the Compensation Committee did not award any equity incentive compensation targets for the executive officers.

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

Stock options and restricted stock awarded to executive officers as of the period ending December 31, 2015 are set forth in the table below entitled “Outstanding Equity Awards at December 31, 2015.”

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

Tax and Accounting Implications

Under Section 162(m) of the Internal Revenue Code, we generally receive a federal income tax deduction for compensation paid to any of our named executive officers only to the extent total compensation does not exceed $1.0 million during any fiscal year or if it is “performance-based” under Section 162(m). During transition period ending December 31, 2015, none of the executive officers of the Company had non-performance-based compensation in excess of $1,000,000.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Our Board of Directors has a standing Compensation Committee. During the transition period ending December 31, 2015, the members of the Compensation Committee were: Sean M. Leder, David J. Wolenski and Nicholas A. Yarymovych, with Mr. Leder serving as Chairman. No member of the Compensation Committee is, or was during the transition period ending December 31, 2015, an employee or officer of Qualstar.

During the transition period ending December 31, 2015, none of our executive officers:

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

COMPENSATION TABLES

Summary Compensation Table

The following tables show information about the compensation earned by our principal executive officer, our principal financial officer, and our other executive officers who were serving as executive officers at December 31, 2015. These officers are referred to in this report as the “named executive officers.”

Six Months Ended December 31, 2015 Summary Compensation Table

Name and Principal Position	Year	Salary (1) ($)	Bonus (1) ($)	Stock Awards (2) ($)	All Other Compensation (3) ($)		Total ($)
Steven N. Bronson	2015*	$100,000	$—	$—	$24,607		$124,607
Chief Executive Officer	2015	200,780	100,000	54,000	21,897		376,677
	2014	199,231	100,000	—	10,463		309,694
	2013	—	—	—	—		—

Daniel K. Jan (4)	2015*	134,615			51,727	(6)	186,342
President	2015	202,692			46,163	(5)	248,855
	2014	50,769	—	161,000	426		212,195
	2013	—	—	—	—		—

Louann Negrete	2015*	67,500	—	—	1,198		68,698
Chief Financial Officer	2015	135,519	20,000	—	1,105		156,624
	2014	78,403	—	—	129		78,532
	2013	—	—	—	—		—

Randy Johnson	2015*	100,000	—	—	1,146		101,146
Vice President and General Manager	2015	200,782	10,000	—	3,375		214,157
N2Power	2014	204,628	—	—	1,947		206,575
	2013	210,428	10,000	—	1,705		222,133

*	For the six months ended December 31, 2015
(1)	The amounts shown in these columns reflect salary and bonuses paid to the named executive officers for each of the fiscal years indicated.

(2)	The amounts shown in this column represent the fair value of stock options and/or restricted stock awards at the date of grant.

(3)	The amounts shown above under “All Other Compensation” represent premiums for disability and life insurance, health insurance and temporary housing payments.

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

(5)	Other compensation provided to Daniel K. Jan was for one year temporary housing, health, life and disability insurance.

(6)	Other compensation for Daniel K. Jan included the accrued paid leave through the end of his employment, December 31, 2015.

Grants of Equity Awards

There were no equity awards granted during the transition period December 31, 2015.

Outstanding Equity Awards

The following table provides information regarding outstanding equity awards held by each named executive officer as of December 31, 2015, including the number of unexercised vested and unvested stock options. The vesting schedule for each grant is shown following this table.

Outstanding Equity Awards at December 31, 2015

	Option Awards

	Number of Securities Underlying Unexercised Options		Option Exercise Price	Option Expiration
Name	Exercisable	Unexercisable	($)	Date
Randy Johnson (1)	12,000	—	$3.10	3/24/2018
Randy Johnson (1)	15,000	5,000	$1.89	6/18/2022
Steven N. Bronson (2)	100,000	—	$1.23	8/20/2019
Steven N. Bronson (3)	100,000	—	$1.27	6/30/2020

(1)

Stock options granted to the named executive officer vested over four years at the rate of 25% of the options as of each anniversary of the date of grant, provided that the executive is still employed by Qualstar on the vesting date.

(2)	Stock options granted to the named executive officer vested immediately on the grant date, August 20, 2014.
(3)	Stock options granted to the named executive officer vested on June 30, 2015.

Option Exercises

No executive officer exercised any stock options during the transition period ending December 31, 2015.

Director Compensation

Each of our non-employee directors receives cash fees as compensation for their service on the Board of Directors and the committees of the Board on which they are a member. The table below sets forth cash compensation earned by each non-employee director during the transition period ending December 31, 2015.

Six Months Ended 2015 Director Compensation Table

Name	Fees Earned or Paid in Cash (1) ($)	Total ($)
Steven N. Bronson	$—	$—
Dale E. Wallis	10,000	10,000
Sean M. Leder	9,000	9,000
David J. Wolenski	12,750	12,750
Nicholas A. Yarymovych	7,500	7,500

_____________________

(1)

The amounts shown in this column represent the amount of cash compensation earned in fiscal year 2015 for service on the Board of Directors and any committees of the Board on which the director was a member in fiscal 2015.

During the transition period ended on December 31, 2015, each of our non-employee directors received a stipend of $15,000 per year, paid quarterly. The Chairman of the Audit Committee received an additional stipend of $5,000 per year paid quarterly, the Chairman of the Compensation Committee received an additional stipend of $3,000 per year paid quarterly, the Chairman of the Nominating and Governance Committee received an additional stipend of $3,000 per year paid quarterly and the Chairman of the Board received an additional stipend of $7,500 per year paid quarterly. No fees were paid for service on the Board to directors who were employees of Qualstar.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 8, 2016 for:

●	each person (or group of affiliated persons) who we know beneficially owns more than 5% of our common stock;

●	each of our directors;

●	each of the named executive officers; and

●	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Except as indicated by footnote, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned, subject to community property laws where applicable. The percentage of shares beneficially owned is based on 12,253,117 shares of common stock outstanding as of March 8, 2016. Shares of common stock subject to options currently exercisable or exercisable within 60 days of March 8, 2016, are deemed outstanding for computing the percentage of the person holding such options, but are not deemed outstanding for computing the percentage of any other person. The address for those individuals for which an address is not otherwise indicated is: c/o Qualstar Corporation, 31248 Oak Crest Drive, Suite 120, Westlake Village, CA 91361.

	Common	Options Exercisable Within 60	Beneficial Ownership
Name	Shares Owned	Days (1)	Number	Percent
BKF Asset Holdings, Inc. (2)	3,288,509	—	3,288,509	26.8%
Steven N. Bronson (3)	57,700	200,000	3,546,209	28.9%
Sean M. Leder (4)	94,110	—	94,110	0.8%
Lloyd Miller, III (5)	1,856,534	—	1,856,534	15.2%
222 Lakeview Avenue, Suite 160-365
West Palm Beach, FL 33401
Randy Johnson (6)	—	27,000	27,000	*
William J. Gervais	2,443,864	—	2,443,864	19.9%
1925 Angus Avenue, Unit B
Simi Valley, California 93063
Dimensional Fund Advisors, LP (7)	764,225	—	764,225	6.2%
6300 Bee Cave Road, Austin, TX 78746
Nicholas A. Yarymovych(8)	40,000		40,000	*
David J. Wolenski (9)	5,000		5,000	*
All directors and officers as a group (5 persons)	3,485,319	227,000	3,712,319	30.3%

*Less than 1.0%

(1)	Represents shares that may be acquired upon exercise of stock options which are either currently vested or will vest within 60 days of March 8, 2016.

(2)	Based on information contained in reports filed with the Securities and Exchange Commission, BKF Asset Holdings, Inc. is the owner of 3,288,509 shares of Qualstar common stock.

(3)

Based on information contained in reports filed with the Securities and Exchange Commission, Mr. Bronson, is the beneficial owner of 57,700 shares of Qualstar. Additionally, Mr. Bronson, as the Chairman and President and majority shareholder of BKF Asset Holdings, Inc., may be deemed to beneficially own the 3,288,509 shares of Qualstar held by BKF Asset Holdings, Inc.

(4)	Based on information contained in reports filed with the Securities and Exchange Commission, Sean M. Leder, beneficially owns 94,110 shares as of March 16, 2015.

(5)	Based on information contained in reports filed with the Securities and Exchange Commission, Lloyd Miller, III, beneficially owns 1,856,534 shares as of August 19, 2015.

(6)	Randy Johnson is our Vice President and General Manager of N2Power.

(7)

Based on information contained in reports filed with the Securities and Exchange Commission, Dimensional Fund Advisors, LP, an investment adviser, beneficially owns 764,225 shares as of December 31, 2015.

(8)	Based on information contained in reports filed with the Securities and Exchange Commission, Nicholas A. Yarymovych beneficially owns 40,000 shares as of November 19, 2014.

(9)	Based on information contained in reports filed with the Securities and Exchange Commission, David J. Wolenski beneficially owns 5,000 shares as of December 31, 2015.

Additional Equity Compensation Plan Information

Information regarding Qualstar’s equity compensation plans as of December 31, 2015 is included in Item 5 of this report and is incorporated herein by reference.

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

Steven N. Bronson is the Company’s CEO and is also the President and CEO and a majority shareholder of Interlink Electronics, Inc. (“Interlink”). Interlink purchases certain administrative and marketing services from Qualstar. The Company believes that the amounts charged to Interlink are no greater than the fair market value of the services. The total amount charged to Interlink for the six months ended December 31, 2015 and 2014 was $31,000 and $13,000(unaudited), respectively and for the fiscal year ended June 30, 2015, was $43,000 and none for the year ended June 30, 2014. As of December 31, 2015, June 30, 2015 and June 30, 2014, Interlink owed us $6,000, $4,000 and $0, respectively.

The Company reimburses Interlink for expenses paid on the Company’s behalf. Interlink, occasionally, pays travel, insurance and other expenses incurred by Qualstar. The Company reimbursed Interlink $4,000, $42,000(unaudited), $56,000 and $147,000 for the six months ended December 31, 2015 and 2014 and for the years ended June 30, 2015 and 2014, respectively. As of December 31, 2015, June 30, 2015 and June 30, 2014, no balances were owed to Interlink.

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

The Company entered into a license agreement, dated May 1, 2014 (the “License Agreement”) with BKF Capital Group, Inc. (“BKF”). Steven N. Bronson, the Company’s President and CEO, is also the Chairman, CEO and majority shareholder of BKF. Pursuant to the License Agreement, commencing on May 1, 2014, BKF shall have a license to occupy and use one furnished office, telephone and other services, located at Qualstar’s executive offices. According to the License Agreement, BKF shall pay to Qualstar a license fee $1,200 per month. The License Agreement is no longer effective after the move to the new facilities in February 2015. The total amount charged to BKF for the six months ended December 31, 2015 and 2014 was $0 and $7,200(unaudited), respectively and for the fiscal year ended June 30, 2015, was $9,600 and $5,600 for the year ended June 30, 2014. As of December 31, 2015, June 30, 2015 and June 30, 2014, there were no outstanding amounts due to the Company.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accountants

The table below includes the aggregate fees billed by SingerLewak LLP, our independent registered public accounting firm for fiscal 2015 and 2014 for professional services rendered to Qualstar during the fiscal years ended June 30, 2015 and June 30, 2014, respectively, and the fees billed by Marcum LLP, our independent registered public accounting firm for the transition period December 31, 2015.

	Six Months Ended		Year Ended
	December 31,		June 30,
	2015	2014	2015	2014
Audit Fees	$70,000	$68,500	$105,000	$110,000
Audit-related fees				—
Tax fees	35,000	13,800	17,500	17,000
All other fees			5,000	—
Total fees	$105,000	$82,300	$127,500	$127,000

Audit fees include fees for professional services rendered in connection with the audit of our consolidated financial statements for each year and reviews of our unaudited consolidated quarterly financial statements, as well as fees related to consents and reports in connection with regulatory filings for those fiscal years.

SingerLewak LLP was our principal accountant for tax compliance review for year ended June 30, 2014. True Partners Consulting LLC, was the principal accountant for the tax compliance review for the transition year ended December 31, 2015 and the year ended June 30, 2015.

Audit Committee Pre-Approval Policies and Procedures

Our Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accountants in accordance with applicable Securities and Exchange Commission rules. The Audit Committee adopted a written pre-approval policy on June 25, 2003, and all services performed by SingerLewak LLP, Marcum LLP and True Partners have been pre-approved in accordance with the Audit Committee’s pre-approval policy. The Audit Committee generally pre-approves particular services or categories of services on a case-by-case basis. The independent registered public accountants and management periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accountants in accordance with these pre-approvals, and the fees for the services performed to date.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The financial statements are set forth under Item 8 of this Transition Report on Form 10-K.

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

10.5	2008 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to Qualstar’s Report on Form 10-Q/A for the fiscal quarter ended March 31, 2009.
10.6	Consulting Agreement with William Gervais, dated June 22, 2012, incorporated by reference to Exhibit 10.6 to Qualstar’s Report on Form 10-K for the fiscal year ended June 30, 2012.
10.7	Employment Agreement with Lawrence D. Firestone, dated May 8, 2012, incorporated by reference to Exhibit 10.7 to Qualstar’s Report on Form 10-K for the fiscal year ended June 30, 2012.
10.8	Employment Agreement with Steven N. Bronson, dated March 6, 2014, incorporated by reference to Exhibit 10.8 to Qualstar’s report on Form 8-K dated March 11, 2014.

Exhibit No.	Description
10.9	License Agreement between Qualstar Corporation and BKF Capital Group, Inc., dated May 1, 2014, incorporated by reference to Exhibit 10.9 to Qualstar’s report on Form 8-K dated May 2, 2014.
10.10	Employment Agreement with Steven N. Bronson, dated October 8, 2014, incorporated by reference to Exhibit 10.10 to Qualstar’s report on Form 8-K dated October 15, 2014.
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

10.14	Sublease Agreement between Interlink Electronics, Inc and Qualstar Corporation, dated July 1, 2015, concerning space at 130 West Cochran Street, Unit C; Simi Valley, CA 93065
10.15*	Lease Agreement, Hudson Development PTE LTD and Qualstar Corporation Singapore PTE LTD, dated January 22, 2016 at 16 New Industrial Road, Singapore 536204
10.16*	Sublease agreement, Feld Care Therapy, Inc. d.b.a. Well Care Connects and Qualstar Corporation, dated March 22, 2016 at 31248 Oak Crest Drive Suite 120, Westlake Village, CA 91361
14.1	Code of Business Conduct and Ethics, incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-K for the fiscal year ended June 30, 2004.
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm (Marcum LLP).
23.2*	Consent of Independent Registered Public Accounting Firm (SingerLewak LLP).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALSTAR CORPORATION

Date: March 30, 2016	By:	/s/ STEVEN N. BRONSON
Steven N. Bronson,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ STEVEN N. BRONSON	Chief Executive Officer and Director	March 30, 2016
Steven N. Bronson	(Principal executive officer)

/s/ LOUANN NEGRETE	Chief Financial Officer	March 30, 2016
Louann Negrete	(Principal financial officer)

/s/ DAVID J. WOLENSKI	Chairman of the Board of Directors	March 30, 2016
David J. Wolenski

/s/ SEAN M. LEDER	Director	March 30, 2016
Sean M. Leder

/s/ DALE E. WALLIS	Director	March 30, 2016
Dale E. Wallis

/s/ NICHOLAS A. YARYMOVYCH	Director	March 30, 2016
Nicholas A. Yarymovych

EXHIBIT INDEX

Exhibit No.	Description

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

10.5	2008 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to Qualstar’s Report on Form 10-Q/A for the fiscal quarter ended March 31, 2009.
10.6	Consulting Agreement with William Gervais, dated June 22, 2012, incorporated by reference to Exhibit 10.6 to Qualstar’s Report on Form 10-K for the fiscal year ended June 30, 2012.
10.7	Employment Agreement with Lawrence D. Firestone, dated May 8, 2012, incorporated by reference to Exhibit 10.7 to Qualstar’s Report on Form 10-K for the fiscal year ended June 30, 2012.
10.8	Employment Agreement with Steven N. Bronson, dated March 6, 2014, incorporated by reference to Exhibit 10.8 to Qualstar’s report on Form 8-K dated March 11, 2014.
10.9	License Agreement between Qualstar Corporation and BKF Capital Group, Inc., dated May 1, 2014, incorporated by reference to Exhibit 10.9 to Qualstar’s report on Form 8-K dated May 2, 2014.
10.10	Employment Agreement with Steven N. Bronson, dated October 8, 2014, incorporated by reference to Exhibit 10.10 to Qualstar’s report on Form 8-K dated October 15, 2014.
10.11	Lease Termination Agreement between Liberty Property Limited Partnership and Qualstar Corporation, dated December 15, 2014, concerning the property located at 3990B Heritage Oak Ct., Simi Valley, CA 93063, incorporated by reference to Exhibit 10.11 to Qualstar’s report on Form 10-Q for the fiscal quarter ended December 31, 2014.
10.12

Standard Multi-Tenant Offices Lease between K-Swiss, Inc. and Qualstar Corporation, dated December 8, 2014, concerning the property located at 31248 Oak Crest Dr, Westlake Village, CA 91361, incorporated by reference to Exhibit 10.12 to Qualstar’s report on Form 10-Q for the fiscal quarter ended December 31, 2014.

10.13	Industrial Real Estate Lease between Cypress Pointe Simi Valley, LLC and Qualstar Corporation, dated December 15, 2014 concerning the property located at 130 West Chochran St., Simi Valley, CA 93065, incorporated by reference to Exhibit 10.13 to Qualstar’s report on Form 10-Q for the fiscal quarter ended December 31, 2014.
10.14	Sublease Agreement between Interlink Electronics, Inc and Qualstar Corporation, dated July 1, 2015, concerning space at 130 West Cochran Street, Unit C; Simi Valley, CA 93065
10.15*	Lease Agreement, Hudson Development PTE LTD and Qualstar Corporation Singapore PTE LTD, dated January 22, 2016 at 16 New Industrial Road, Singapore 536204
10.16*	Sublease agreement, Feld Care Therapy, Inc. d.b.a. Well Care Connects and Qualstar Corporation, dated March 22, 2016 at 31248 Oak Crest Drive Suite 120, Westlake Village, CA 91361
14.1	Code of Business Conduct and Ethics, incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-K for the fiscal year ended June 30, 2004.
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm (Marcum LLP).
23.2*	Consent of Independent Registered Public Accounting Firm (SingerLewak LLP).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith