Form 10-Q
period 2016-03-31
QUALSTAR CORP
filed 2016-05-12
CIK 758938

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                   to

Commission file number 000-30083

QUALSTAR CORPORATION

CALIFORNIA	95-3927330
(State of incorporation)	(I.R.S. Employer
Identification No.)

130 West Cochran Street, Unit C, Simi Valley, CA 93065

(805) 583-7744

31248 Oak Crest Drive Suite #120, Westlake Village, CA 91361 (former address)

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

Total shares of common stock without par value outstanding at May 3, 2016 are 12,253,117.

QUALSTAR CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	●	Condensed Consolidated Balance Sheets — March 31, 2016 and December 31, 2015	1

	●	Condensed Consolidated Statements of Operations — Three months ended March 31, 2016 and 2015	2

	●	Condensed Consolidated Statements of Cash Flows — Three months ended March 31, 2016 and 2015	3

	●	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		14

Item 3.	Qualitative and Quantitative Disclosures About Market Risk		18

Item 4.	Controls and Procedures		18

PART I — FINANCIAL INFORMATION

ITEM 1.   Financial Statements

QUALSTAR CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$3,746	$3,963
Accounts receivables, net	1,334	1,630
Inventories, net	2,218	2,444
Prepaid expenses and other current assets	225	219
Total current assets	7,523	8,256
Non-current assets:
Property and equipment, net	426	446
Other assets	35	25
Total assets	$7,984	$8,727

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$656	$756
Accrued payroll and related liabilities	289	332
Deferred service revenue, short term	899	994
Other accrued liabilities	326	467
Total current liabilities	2,170	2,549
Long term liabilities:
Other long term liabilities	63	27
Deferred service revenue	117	104
Total long term liabilities	180	131
Total liabilities	2,350	2,680

Commitments and contingencies (Notes 7 and 8)

Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized, 12,253 shares issued and outstanding as of March 31, 2016 and December 31, 2015	19,062	19,061
Accumulated deficit	(13,428)	(13,014)
Total shareholders’ equity	5,634	6,047
Total liabilities and shareholders’ equity	$7,984	$8,727

See notes to condensed consolidated financial statements.

QUALSTAR CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

  (In thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Net revenues	$2,150	$2,805
Cost of goods sold	1,501	1,888
Gross profit	649	917
Operating expenses:
Engineering	395	314
Sales and marketing	300	452
General and administrative	369	608
Total operating expenses	1,064	1,374
Loss from operations	(415)	(457)
Other income (expense)	1	(30)
Loss before income taxes	(414)	(487)
Provision for income taxes	—	—
Net loss	$(414)	$(487)
Loss per common share:
Basic and diluted	$(0.03)	$(0.04)
Weighted average common shares outstanding:
Basic and diluted	12,253	12,253

See notes to condensed consolidated financial statements.

QUALSTAR CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

(In thousands)

	Three Months Ended March,
	2016	2015
Cash flows from operating activities:
Net loss	$(414)	$(487)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	47	64
Loss on disposal of assets	—	25
Provision for (recovery of) bad debts and returns	—	(12)
Share based compensation	1	20
Loss on sale of marketable securities	—	1
Changes in operating assets and liabilities:
Accounts receivable	296	835
Inventories	226	137
Prepaid expenses and other current assets	(16)	149
Accounts payable	(100)	(267)
Accrued payroll and related liabilities	(43)	101
Deferred service revenue	(82)	(122)
Other accrued liabilities	(105)	(120)
Total adjustments	224	811
Net cash provided by (used in) operating activities	$(190)	$324
Cash flows from investing activities:
Proceeds from sale of assets		27
Purchases of equipment	(27)	(140)
Net cash used in investing activities	$(27)	$(113)
Net increase (decrease) in cash and cash equivalents	$(217)	$211
Cash and cash equivalents at beginning of period	$3,963	$5,242
Cash and cash equivalents at end of period	$3,746	$5,453
Supplemental cash flow disclosures:
Income taxes paid	$8	$—

See notes to condensed consolidated financial statements.

QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements, including balance sheets and related interim statements of operations and cash flows, include all adjustments, consisting primarily of normal recurring items, which are necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Preparing condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses.  Examples include estimates of loss contingencies, product life cycles and inventory obsolescence, bad debts, sales returns, share-based compensation, forfeiture rates, the potential outcome of future tax consequences of events that have been recognized in our financial statements or tax returns, and determining when investment impairments are other-than-temporary.  Actual results and outcomes may differ from management’s estimates and assumptions.

The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiary in Singapore. All significant intercompany accounts and transactions have been eliminated in consolidation.

Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in the Qualstar Corporation Annual Report on Form 10-KT for the transition year ended December 31, 2015, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 30, 2016.

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

Deferred service revenue is shown separately in the condensed consolidated balance sheets as current and long term.  At March 31, 2016, we had deferred service revenue of approximately $1,016,000.  At December 31, 2015, we had deferred service revenue of approximately $1,098,000.

Fair Value of Financial Instruments

We measure fair value on all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis (at least quarterly). See “Note 5 – Fair Value Measurements.”

 QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

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

Inventory Valuation

We record inventories at the lower of cost (first-in, first-out basis) or market value. We assess the value of our inventories periodically based upon numerous factors including expected product or material demand, current market conditions, technological obsolescence, current cost and net realizable value. If necessary, we write down our inventory for estimated obsolescence, potential shrinkage, or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If technology changes more rapidly than expected, or market conditions become less favorable than those projected by management, additional inventory write-downs may be required.

Warranty Obligations

We provide for the estimated cost of product warranties at the time the related revenue is recognized. We engage in extensive product quality programs and processes, including active monitoring and evaluation of product failure rates, material usage and estimation of service delivery costs incurred in correcting a product failure. However, should actual product failure rates, material usage, or service delivery costs differ from our estimates, then revisions to the estimated warranty liability would be required. Historically, our warranty costs have not been significant.

Legal and Other Contingencies

The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. An estimated loss from a loss contingency such as a legal proceeding or claim is accrued by a charge to income if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. When legal costs that the entity expects to incur in defending itself in connection with a loss contingency accrual are expected to be material, the loss should factor in all costs and, if the legal costs are reasonably estimable, they should be accrued in accordance with ASC 450, regardless of whether a liability can be estimated for the contingency itself. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. Changes in these factors could materially impact our condensed consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation, with no changes to previously reported stockholders equity or net loss.

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

In August 2015, the FASB issued ASU 2015-14 as an update of ASU 2014-09. The purpose is to allow more time to implement the guidance in Update 2014-09. This Update defers the effective date of Update 2014-09 to annual reporting periods beginning after December 15, 2017. The Company is still evaluating the impact on the condensed consolidated financial statements.

 QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

In June 2014, the FASB issued ASU 2014-12 to resolve the diverse accounting treatment of share-based payment awards that require specific performance targets to be achieved in order for employees to become eligible to vest in the awards. The new guidance will be effective for us beginning after December 15, 2017, and is not expected to impact our condensed consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15.  This standard sets forth management’s responsibility to evaluate, each reporting period, whether there is substantial doubt about our ability to continue as a going concern, and if so, to provide related footnote disclosures. The standard is effective for annual reporting periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. We are currently evaluating this new standard and after adoption, we will incorporate this guidance in our assessment of going concern. This new standard is not expected to impact our condensed consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01 to eliminate the concept of extraordinary and unusual items, simplifying the income statement presentation. The standard is effective for fiscal and interim periods within those fiscal years, beginning after December 15, 2015, and is not expected to impact our condensed consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02 to change the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The standard is effective for fiscal and interim periods within those fiscal years, beginning after December 15, 2015. We are currently evaluating this new standard and after adoption, we will incorporate this guidance in our analysis for consolidations. This new standard is not expected to impact our condensed consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03 to reduce complexity in the balance sheet presentation of debt issuance costs, discounts and premiums. The standard is effective for fiscal and interim periods within those fiscal years, beginning after December 15, 2015, and is not expected to impact our condensed consolidated financial statements.

In June 2015, the FASB issued ASU 2015-10 to cover a wide range of topics in the codification and are generally categorized as follows: amendments related to differences between original guidance and the codification; guidance clarification and reference corrections; and minor improvements. The standard is effective for fiscal and interim periods within those fiscal years, beginning after December 15, 2015, and is not expected to impact our condensed consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11 to simplify the measurement of inventory. The objective is to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The standard is effective for fiscal years beginning after December 15, 2016, and is not expected to impact our condensed consolidated financial statements.

In February, 2016, the FASB issued ASU 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. For related party leases, the basis will be the legally enforceable terms and conditions of the arrangement. This standard is effective for fiscal years beginning after December 15, 2018. The Company is evaluating the impact it may have on its condensed consolidated financial statements.

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

	Three Months Ended March 31,
	2016		2015
	(unaudited)		(unaudited)
Revenue – geographic activity (in thousands):	$	%	$	%
North America	$1,251	58.2%	$1,225	43.7%
Europe	488	22.7%	485	17.3%
Asia Pacific	402	18.7%	936	33.3%
Other	9	0.4%	159	5.7%
	$2,150	100.0%	$2,805	100.0%

Two customers accounted for 15.0% and 9.4% of the Company’s net revenue for the three month period ended March 31, 2016.  The customer’s accounts receivable balance totaled 17.0% and 14.4%, respectively, of net accounts receivable as of March 31, 2016. Two customers accounted for 13.7% and 13.5% of the Company’s net revenue for the three month period ended March 31, 2015. The customer’s accounts receivable balances totaled 21.4% and 15.6% of net accounts receivable as of March 31, 2015.

NOTE 4 – NET LOSS PER SHARE

Basic net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding.   Diluted net loss per share has been computed by dividing net loss by the weighted average common shares outstanding plus dilutive securities or other contracts to issue common stock as if these securities were exercised or converted to common stock.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated, in thousands, except per share amounts:

	Three Months Ended March 31,
	2016	2015
	(unaudited)	(unaudited)
In thousands (except per share amounts):
Net loss (a)	$(414)	$(487)
Weighted average outstanding shares of common stock (b)	12,253	12,253
Dilutive potential common shares from employee stock options	—	—
Common stock and common stock equivalents (c)	12,253	12,253
Loss per share:
Basic net loss per share (a)/(b)	$(0.03)	$(0.04)
Diluted net loss per share (a)/(c)	$(0.03)	$(0.04)

 QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

NOTE 5 – FAIR VALUE MEASUREMENTS

Our financial assets and liabilities are measured and recorded at fair value on a recurring basis. Our money market funds are included in cash and cash equivalents in our condensed consolidated balance sheets and are valued using quoted market prices at the respective balance sheet dates (in thousands):

Level 1:	March 31, 2016	December 31, 2015
	(unaudited)
Cash	$709	$928
Money Market Funds	3,037	3,035
Total cash and cash equivalents	$3,746	$3,963

NOTE 6 - BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet accounts (in thousands):

Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventories are comprised as follows (in thousands):

	March 31, 2016	December 31, 2015
	(unaudited)
Raw materials	$313	$263
Finished goods	1,905	2,181
Net inventory balance	$2,218	$2,444

Other Accrued Liabilities

The components of other liabilities are as follows (in thousands):

	March 31, 2016	December 31, 2015
	(unaudited)
Accrued commissions	$37	$37
Accrued audit fees	17	149
Deferred rent	52	42
Accrued warranty	205	187
Other accrued liabilities	15	52
Total other accrued liabilities	$326	$467

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

Activity in the liability for product warranty, which is included in other accrued liabilities in the condensed consolidated balance sheets for the periods presented, is as follows (in thousands):

	Three months Ended March 31,
	2016	2015
	(unaudited)	(unaudited)
Beginning balance	$187	$168
Cost of warranty claims	(42)	(13)
Accruals for product warranties	60	9
Ending balance	$205	$164

NOTE 8 –COMMITMENTS

Lease Agreements

Qualstar’s lease agreement for its 15,160 square foot facility located in Simi Valley, California, expires on February 28, 2018. Rent on this facility is $10,000 per month with a step-up of 3% annually. On July 1, 2015, Qualstar Corporation entered into a one year sublease agreement with Interlink Electronics, Inc. (Interlink). The sublease agreement is for 608 square feet of space in the Qualstar building located at 130 West Cochran Street, Unit C; Simi Valley, 91361. Qualstar will receive rent of $1,000 per month which is equal to the base rent per square foot in the master lease, plus additional rent for common area services, utilities and other shared expenses. The space will be used for engineering and light manufacturing. As described in Note 13, Interlink is a related party.

Qualstar also leases approximately 5,400 square feet of office space in Westlake Village, California. Our lease on this facility expires on January 31, 2020.  Rent on this facility is $10,000 per month, with a step-up of 3% annually. On March 21, 2016, we signed a sublease agreement for the Westlake Village facility. The tenant will pay Qualstar $11,000 per month with a step-up of 3% annually.

Effective April 1, 2016, a two year lease was signed for 1,359 square feet for $2,200 per month in Singapore, which expires on March 31, 2018.

The Company provides for rent expense on a straight-line basis over the lease terms.

QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

Future minimum lease payments under these leases are as follows, in thousands, (unaudited):

Years Ending December 31,	Minimum Lease Payment	Sublease Revenue	Net Minimum Lease Payment
2016	$272	$(91)	$181
2017	288	(139)	149
2018	161	(143)	18
2019	134	(147)	(13)
2020	11	(12)	(1)
Total Commitment	$866	$(532)	$334

Rent expense for the three months ended March 31, 2016 and 2015 was $64,000 and $108,000, respectively.

NOTE 9 –STOCK INCENTIVE PLANS AND SHARE-BASED COMPENSATION

The Company recorded share-based compensation associated with outstanding stock options during the three months ended March 31, 2016 of approximately $1,000. For the three months ended March 31, 2015 the Company recorded share-based compensation associated with outstanding stock options and restricted stock options of $38,000. No income tax benefit was recognized in the condensed consolidated statements of operations for share-based arrangements in any period presented. At March 31, 2016, the unrecognized compensation cost related to share-based compensation is $1,000.

Stock Options

The Company did not grant any stock options during the three months ended March 31, 2016 and 2015.

Restricted Stock

The fair value of our restricted stock is the intrinsic value as of the grant date. There were no restricted stock awards granted in the three months ended March 31, 2016 and 2015. The unvested restricted stock of 100,000 shares granted to the former president of the Company, on April 1, 2014, were forfeited upon the termination of his employment on December 31, 2015.

NOTE 10 – LEGAL PROCEEDINGS

The Company is also subject to a variety of claims and legal proceedings that arise from time to time in the ordinary course of our business. Although management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our condensed consolidated financial statements, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. We accrue loss contingencies in connection with our commitments and contingencies, including litigation, when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. As of March 31, 2016 we had accrued aggregate current liabilities of $23,000 in probable fees and costs related to these legal matters.

NOTE 11 – INCOME TAXES

We did not record a provision or benefit for income taxes for the three months ended March 31, 2016 and 2015.   The Company has recorded a full valuation allowance against its net deferred tax assets based on the Company’s assessment regarding the realizability of these net deferred tax assets in future periods.

 QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

NOTE 12 – SEGMENT INFORMATION

In its operation of the business, management reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with U.S. GAAP. Our two segments are Power Supplies and Data Storage. The two segments discussed in this analysis are presented in the way we internally manage and monitor performance for the three months ended March 31, 2016 and 2015. Allocations for internal resources were made for the three months ended March 31, 2016 and 2015. The power supplies segment tracks certain assets separately, and all others are recorded in the storage segment for internal reporting presentations.  The types of products and services provided by each segment are summarized below:

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

Segment revenue, loss before taxes and total assets were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
	(unaudited)	(unaudited)
Revenue
Power Supplies	$1,349	$1,582
Data Storage:
Product	328	718
Service	473	505
Total data storage	801	1,223
Total revenue	$2,150	$2,805

 QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

	Three Months Ended March 31,
	2016	2015
	(unaudited)	(unaudited)
Loss before Income Taxes
Power Supplies	$(125)	$(188)
Data Storage	(289)	(299)
Net loss	$(414)	$(487)

	March 31, 2016	December 31, 2015
	(unaudited)
Total Assets
Cash and cash equivalents	$3,746	$3,963
Power Supplies and Data Storage - Other assets:
Power Supplies	1,750	2,092
Data Storage	2,488	2,672
Total Power Supplies and Data Storage - Other assets	$4,238	$4,764
Total Assets	$7,984	$8,727

NOTE 13 – RELATED PARTY TRANSACTIONS

Steven N. Bronson is the Company’s CEO and is also the President and CEO and a majority shareholder of Interlink Electronics, Inc. (“Interlink”). Interlink purchases certain administrative and marketing services from Qualstar. The total amount charged to Interlink for the three months ended March 31, 2016 and 2015 was $2,000 and $17,000, respectively. Interlink owed Qualstar $3,800 and $5,700 for the three months ended March 31, 2016 and 2015, respectively.

The Company reimburses Interlink for expenses paid on the Company’s behalf. Interlink, occasionally, pays travel, insurance and other expenses incurred by Qualstar. The Company reimbursed Interlink $11,000 and $10,000 for the three months ended March 31, 2016 and 2015. Qualstar owed Interlink $135 and $127 for the three months ended March 31, 2016 and 2015, respectively.

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

The Company entered into a license agreement, dated May 1, 2014 (the “License Agreement”) with BKF Capital Group, Inc. (“BKF”). Pursuant to the License Agreement, commencing on May 1, 2014, BKF shall have a license to occupy and use one furnished office, telephone and other services, located at Qualstar’s executive offices. Pursuant to the License Agreement, BKF shall pay to Qualstar a license fee $1,200 per month. For the three months ended March 31, 2015, BFK paid $2,400 to Qualstar as license fees. The License Agreement was no longer effective after the Company’s move to the new facilities in February 2015. Steven N. Bronson, the Company’s President and CEO, is also the Chairman, CEO and majority shareholder of BKF.

NOTE 14 – SUBSEQUENT EVENTS

On March 21, 2016, Qualstar entered into a sublease for the 5,400 square feet of space at the Westlake Village, California facility, effective May 1, 2016. The sublease will begin at $2.10 per square foot per month and the term will remain the same as the master lease, ending January 31, 2020.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in this Quarterly Report on Form 10-Q concerning the future business, operating results and financial condition of the Company including estimates, projections, statements relating to our business plans, objectives and operating results, and the assumptions upon which those statements are based, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements inherently are subject to risks and uncertainties, some of which we cannot predict or quantify. Our actual results may differ materially from the results projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part II, Item 1A of this report and in our Annual Report on Form 10-KT for the transition year ended December 31, 2015 in “Item 1 Business,” “Item 1A Risk Factors,” and in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof or variations thereon or similar terminology. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect the occurrence of events or circumstances in the future.

OVERVIEW

Qualstar Corporation and its Subsidiary (“Qualstar”, the “Company”, “we”, “us” or “our”) is a leading provider of high efficiency and high density power solutions marketed under the N2Power brand, and of data storage systems marketed under the Qualstar brand. The Company is organized into two strategic business units, power solutions and storage systems. Power solutions products include ultra-small high efficiency switching power supplies that provide unique power solutions to original equipment manufacturers for a wide range of markets: communications networking, industrial, gaming, test equipment, LED/lighting, medical as well as other market applications. Data storage system products include highly scalable automated magnetic tape libraries used to store, retrieve and manage electronic data primarily in the network computing environment and to provide solutions for organizations requiring backup, recovery and archival storage of critical electronic information.

The Company continues to focus on two areas: on controlling cash and on returning to profitability. The two key elements of both strategies are sales growth and cost reduction. In order to grow sales, the Company has expanded its product portfolio in both data storage and power supplies through internal development and private labeling. The efforts to reduce costs are evidenced in the decrease in operating expenses for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. This decrease is partially due to relocating the Company’s headquarters and reducing headcount. In February 2015, the Company relocated from a 56,845 square foot facility to a 20,560 square foot facility, reducing costs of approximately $60,000 per quarter. Headcount was reduced by 31% from March 31, 2016 compared to March 31, 2015. To continue reducing costs, the Company is again moving to a smaller less costly footprint. On May 1, 2016, the Company subleased the office space in Westlake Village and consolidated all employees into the facility in Simi Valley, California.

While the Company explores strategic alternatives to benefit its shareholders, it continues to implement its established business plan from the prior years. The first component of the business plan is to establish worldwide partnerships with other power supply and data storage related companies that will increase our engineering capabilities to develop new products. The second component is to establish worldwide partnerships with other power supply and data storage companies, wherein we can “private label” and sell already established strategic products that fit within our portfolio of products. The third component is to use our footprint in Singapore to take advantage of the power supply engineering talent for sustaining and managing new product development. The location allows our engineers to be closer to our contract manufacturers for quality inspections and reviews.

On January 30, 2016, the Company introduced the “Q80TM”, a 19-inch rackmount form-factor scalable 6U high LTO tape library system for small and medium sized businesses to its storage product portfolio. The Q80 is designed to provide superior performance and value for back up, recovery and archiving applications. The Q80 offers outstanding storage capacity and data throughput in a system that can be expanded incrementally and cost-effectively. The addition of the Q80 to the Q-series, (Q1, Q24 and Q48) of tape libraries is an example of our expansion of our product portfolio.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We describe our significant accounting policies in Note 1, “Summary of Significant Accounting Policies” of the accompanying Notes to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS (Unaudited)

The following table is presented in thousands, except for percentages. The percentages in the table are based on net revenues.

	Three Months Ended March 31,
	2016		2015
	$	%	$	%
Power supply revenues	$1,349	62.7%	$1,582	56.4%
Storage revenues	801	37.3%	1,223	43.6%
Net revenues	2,150	100.0%	2,805	100.0%
Cost of goods sold	1,501	69.8%	1,888	67.3%
Gross profit (loss)	649	30.2%	917	32.7%
Operating expenses:
Engineering	395	18.4%	314	11.2%
Sales and marketing	300	13.9%	452	16.1%
General and administrative	369	17.2%	608	21.7%
Total operating expenses	1,064	49.5%	1,374	49.0%
Loss from operations	(415)	(19.3)%	(457)	(16.3)%
Other income (expense)	1	-%	(30)	(1.1)%
Net loss	$(414)	(19.3)%	$(487)	(17.4)%

Comparison of the Three months Ended March 31, 2016 and 2015 (unaudited)

Net Revenues:

	Three Months Ended March 31,
	2016		2015		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Power supply revenues	$1,349	62.7%	$1,582	56.4%	$(233)	(14.7)%
Storage revenues	801	37.3%	1,223	43.6%	(422)	(34.5)%
Net revenues	$2,150	100.0%	$2,805	100.0%	$(655)	(23.4)%

The decrease in net revenues is attributed to the segment-specific factors as set forth below.

Segment Revenue

Power Supplies – The decrease in sales is attributed to the buying cycles of our customers and a significant nonrecurring order from a distributor in the same period last year.

Data Storage – The overall market for tape libraries is declining and in addition there is increased pressure due to competitive pricing.

Gross Profit:

	Three Months Ended March 31,
	2016		2015		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Gross profit	649	30.2%	917	32.7%	(268)	(29.2)%

Gross profit declined due to lower sales and market pricing pressure.

Operating Expenses:

	Three Months Ended March 31,
	2016		2015		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Engineering	395	18.4%	314	11.2%	81	25.8%
Sales and marketing	300	13.9%	452	16.1%	(152)	(33.6)%
General and administrative	369	17.2%	608	21.7%	(239)	(39.3)%

Engineering

The increase in engineering expenses for the three months ended March 31, 2016 included $100,000 of additional payroll and related expenses from severance costs as a result of a reduction in headcount, offset by a reduction in consulting fees and materials used.

Sales and Marketing

The Company reduced sales and marketing expenses for the three months ended March 31, 2016 in three key areas. First, tradeshow and travel expenses decreased as the Company was more selective in participating at productive events. Also, the reduction in sales for the three month period was accompanied by reduced commission expenses. And finally, the reduced headcount was reflected in lower payroll and related expenses.

General and Administrative

The decrease in general and administrative costs for the three months ended March 31, 2016, were attributed to the Company’s smaller facilities and personnel reductions from the same period last year. Reduced travel and other outside professional services also contributed to the reduction of general and administrative expenses.

Other Income (Expense):

	Three Months Ended March 31,
	2016		2015		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Other income (expense)	1	-%	(30)	(1.1)%	31	103.3%

Net other income was interest income earned on cash held in money market accounts for operations. For the three months ended March 31, 2016, the net other income was $1,000 compared to net expense of approximately $30,000 for the three months ended March 31, 2015 primarily from the write off of impaired assets.

Provision for Income Taxes:  We did not record a provision or benefit for income taxes for the three months ended March 31, 2016 and 2015, due to our operating losses. There were no changes to the valuation allowance.

CONTRACTUAL OBLIGATIONS

The disclosures relating to our contractual obligations in our Transition Report on Form 10-K for the six-month transition period ended December 31, 2015 have not materially changed since the report was filed.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report on Form 10-Q, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash used by operating activities of $0.2 million for the three months ended March 31, 2016, was primarily due to the payment of approximately, $0.1 million in severance from the reduction in headcount. The Company also experienced a drop in revenue that was not fully offset with reductions in operating expenses.

Net cash provided by operating activities was $0.3 million for the three months ended March 31, 2015.

Investing Activities

Cash used by investing activities was $27,000 for the three months ended March 31, 2016 from the purchase of leasehold improvements and office equipment.

Cash used in investing activities was $0.1 million for the three months ended March 31, 2015 primarily from the purchase of leasehold improvements and office furniture.

Financing Activities

Cash was not provided or used related to financing activities during the three months ended March 31, 2016 or 2015.

As of March 31, 2016, cash and cash equivalents decreased $0.2 million to $3.7 million from December 31, 2015.

The Company continues to reduce cash spending. On May 1, 2016, the Company subleased the office space in Westlake Village and consolidated all employees into the facility in Simi Valley. This consolidation will likely save the Company approximately $120,000 per year.

We believe that our existing cash and cash equivalents and cash flows from our operating activities will be sufficient to fund our working capital and capital expenditure needs for the next twelve months. We may utilize cash to invest in or acquire businesses, products or technologies that we believe are strategic. We periodically evaluate other companies and technologies for possible investment or acquisition. In addition, we have made, and may in the future make, investments in companies with whom we have identified potential synergies. However, we have no present commitments or agreements with respect to any material investment in or acquisition of other businesses or technologies.

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

ITEM 4. Controls and Procedures

We maintain "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as applicable, to allow timely decisions regarding required disclosure.

Evaluation of disclosure and controls and procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that our disclosure controls and procedures are operating in an effective manner to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

Qualstar is subject to a variety of claims and legal proceedings that arise from time to time in the ordinary course of our business. Although management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. We accrue loss contingencies in connection with our commitments and contingencies, including litigation, when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated.

ITEM 1A.   Risk Factors

There have been no significant changes to the risk factors disclosed in our Annual Report on Form 10-KT for the transition period ended December 31, 2015.

ITEM 2.   Unregistered Sales of Equity Securities and Use Of Proceeds

None.

ITEM 3.   Defaults Upon Senior Securities

None.

ITEM 4.   Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

Related Party

Steven N. Bronson is the Company’s CEO and is also the President and CEO and a majority shareholder of Interlink Electronics, Inc. (“Interlink”). Interlink purchases certain administrative and marketing services from Qualstar. The total amount charged to Interlink for the three months ended March 31, 2016 and 2015 was $2,000 and $17,000, respectively. Interlink owed Qualstar $3,800 and $5,700 for the three months ended March 31, 2016 and 2015, respectively.

The Company reimburses Interlink for expenses paid on the Company’s behalf. Interlink, occasionally, pays travel, insurance and other expenses incurred by Qualstar. The Company reimbursed Interlink $11,000 and $10,000 for the three months ended March 31, 2016 and 2015. Qualstar owed Interlink $135 and $127 for the three months ended March 31, 2016 and 2015, respectively.

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

The Company entered into a license agreement, dated May 1, 2014 (the “License Agreement”) with BKF Capital Group, Inc. (“BKF”). Pursuant to the License Agreement, commencing on May 1, 2014, BKF obtained a license to occupy and use one furnished office, telephone and other services, located at Qualstar’s executive offices. Pursuant to the License Agreement, BKF was required to pay to Qualstar a license fee $1,200 per month. For the three months ended March 31, 2015, BFK paid $2,400 to Qualstar as license fees. The License Agreement expired after the move to the new facilities in February 2015. Steven N. Bronson, the Company’s President and CEO, is also the Chairman, CEO and majority shareholder of BKF.

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

QUALSTAR CORPORATION

Dated: May 12, 2016	By:	/s/STEVEN N. BRONSON
Steven. N. Bronson
Chief Executive Officer
(Principal Executive Officer)