Form 10-Q
period 2016-06-30
QUALSTAR CORP
filed 2016-08-11
CIK 758938

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period June 30, 2016

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

Total shares of common stock without par value outstanding at August 2, 2016 are 2,042,020.

QUALSTAR CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	●	Condensed Consolidated Balance Sheets — June 30, 2016 and December 31, 2015	1

	●	Condensed Consolidated Statements of Operations — Three and six months ended June 30, 2016 and 2015	2

	●	Condensed Consolidated Statements of Cash Flows — Six months ended June 30, 2016 and 2015	3

	●	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		15

Item 3.	Qualitative and Quantitative Disclosures About Market Risk		21

Item 4.	Controls and Procedures		21

PART I — FINANCIAL INFORMATION

ITEM 1.   Financial Statements

QUALSTAR CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$3,504	$3,963
Accounts receivables net	1,668	1,630
Inventories, net	1,877	2,444
Prepaid expenses and other current assets	132	219
Total current assets	7,181	8,256
Non-current assets:
Property and equipment, net	365	446
Other assets	56	25
Total assets	$7,602	$8,727

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$646	$756
Accrued payroll and related liabilities	222	332
Deferred service revenue, short term	866	994
Other accrued liabilities	409	467
Total current liabilities	2,143	2,549
Long term liabilities:
Other long term liabilities	63	27
Deferred service revenue	97	104
Total long term liabilities	160	131
Total liabilities	2,303	2,680

Commitments and contingencies (Notes 7 and 8)

Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized, 2,042 shares issued and outstanding as of June 30, 2016 and December 31, 2015	19,063	19,061
Accumulated deficit	(13,764)	(13,014)
Total shareholders’ equity	5,299	6,047
Total liabilities and shareholders’ equity	$7,602	$8,727

See notes to condensed consolidated financial statements.

QUALSTAR CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

  (In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues	$2,370	$3,249	$4,520	$6,054
Cost of goods sold	1,596	2,120	3,097	4,008
Gross profit	774	1,129	1,423	2,046
Operating expenses:
Engineering	223	352	618	666
Sales and marketing	357	529	657	981
General and administrative	519	502	888	1,110
Total operating expenses	1,099	1,383	2,163	2,757
Loss from operations	(325)	(254)	(740)	(711)
Other income	(11)	-	(10)	(30)
Loss before income taxes	(336)	(254)	(750)	(741)
Provision for income taxes	-	-	-	-
Net loss	$(336)	$(254)	$(750)	$(741)
Loss per common share:
Basic and diluted	$(0.16)	$(0.12)	$(0.37)	$(0.36)
Weighted average common shares outstanding:
Basic and diluted	2,042	2,042	2,042	2,042

See notes to condensed consolidated financial statements.

QUALSTAR CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(750)	$(741)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	93	116
Loss on disposal of assets	15	52
Provision for inventory obsolescence	339	440
Provision for (recovery of) bad debts and returns	(23)	(58)
Share based compensation	2	40
Loss on sale of marketable securities	—	3
Changes in operating assets and liabilities:
Accounts receivable	(15)	362
Inventories	228	(319)
Prepaid expenses and other current assets	56	213
Accounts payable	(110)	(349)
Accrued payroll and related liabilities	(110)	48
Deferred service revenue	(135)	(156)
Other accrued liabilities	(22)	(116)
Total adjustments	318	276
Net cash used in operating activities	$(432)	$(465)

Cash flows from investing activities:
Proceeds from sale of assets	—	62
Purchases of equipment	(27)	(143)
Net cash used in investing activities	$(27)	$(81)

Net decrease in cash and cash equivalents	$(459)	$(546)

Cash and cash equivalents at beginning of period	$3,963	$5,242

Cash and cash equivalents at end of period	$3,504	$4,696

Supplemental cash flow disclosures:

Income taxes paid	$8	$—

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

Deferred service revenue is shown separately in the condensed consolidated balance sheets as current and long term.  At June 30, 2016, we had deferred service revenue of approximately $963,000.  At December 31, 2015, we had deferred service revenue of approximately $1,098,000.

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

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting guidance

In January 2015, the FASB issued ASU 2015-01 to eliminate the concept of extraordinary and unusual items, simplifying the income statement presentation. The standard was effective for fiscal and interim periods within those fiscal years, beginning after December 15, 2015. Adoption of this new guidance did not impact our condensed consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02 to change the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The standard was effective for fiscal and interim periods within those fiscal years, beginning after December 15, 2015. Adoption of this new guidance did not impact our condensed consolidated financial statements.

 QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

In April 2015, the FASB issued ASU 2015-03 to reduce complexity in the balance sheet presentation of debt issuance costs, discounts and premiums. The standard was effective for fiscal and interim periods within those fiscal years, beginning after December 15, 2015. Adoption of this new guidance did not impact our condensed consolidated financial statements.

In June 2015, the FASB issued ASU 2015-10 to cover a wide range of topics in the codification and are generally categorized as follows: amendments related to differences between original guidance and the codification; guidance clarification and reference corrections; and minor improvements. The standard was effective for fiscal and interim periods within those fiscal years, beginning after December 15, 2015. Adoption of this new guidance did not impact our condensed consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. For related party leases, the basis will be the legally enforceable terms and conditions of the arrangement. This standard is effective for fiscal years beginning after December 15, 2018. The Company is evaluating the impact it may have on its condensed consolidated financial statements.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
Revenue – geographic activity (in thousands):	$	%	$	%	$	%	$	%
North America	$1,207	50.9%	$1,369	42.1%	$2,458	54.4%	$2,595	42.9%
Europe	473	20.0%	622	19.2%	961	21.3%	1,106	18.3%
Asia Pacific	636	26.8%	1,082	33.3%	1,038	23.0%	2,018	33.3%
Other	54	2.3%	176	5.4%	63	1.3%	335	5.5%
	$2,370	100.0%	$3,249	100.0%	$4,520	100.0%	$6,054	100.0%

Two customers accounted for 10.4% and 10.0% of the Company’s net revenue for the three month period ended June 30, 2016.  These customer accounts receivable balances totaled 21.3% and 7.5%, respectively, of net accounts receivable as of June 30, 2016. One customer accounted for 10.3% of the Company’s net revenue for the three month period ended June 30, 2015. The customer’s accounts receivable balances totaled 10.0% of net accounts receivable as of June 30, 2015.

One customer accounted for 12.4% of the Company’s net revenue for the six month period ended June 30, 2016.  The customer’s accounts receivable balance totaled 7.5%, of net accounts receivable as of June 30, 2016. Two customers accounted for 11.8% and 11.5% of the Company’s net revenue for the six month period ended June 30, 2015. The customer’s accounts receivable balances totaled 10.0% and 16.7%, respectively, of net accounts receivable as of June 30, 2015.

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

 QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated, in thousands, except per share amounts. All share and per share amounts in the table below have been adjusted to reflect the 1-for-6 reverse split of our issued and outstanding common stock on June 14, 2016, retroactively:

	Three Months Ended June 30,		Six Months Ended December 31,
	2016	2015	2016	2015
In thousands (except per share amounts):
Net loss (a)	$(336)	$(254)	$(750)	$(741)
Weighted average outstanding shares of common stock (b)	2,042	2,042	2,042	2,042
Dilutive potential common shares from employee stock options	—	—	—	—
Common stock and common stock equivalents (c)	2,042	2,042	2,042	2,042
Loss per share:
Basic net loss per share (a)/(b)	$(0.16)	$(0.12)	$(0.37)	$(0.36)
Diluted net loss per share (a)/(c)	$(0.16)	$(0.12)	$(0.37)	$(0.36)

NOTE 5 – FAIR VALUE MEASUREMENTS

Our financial assets and liabilities are measured and recorded at fair value on a recurring basis. Our money market funds are included in cash and cash equivalents in our condensed consolidated balance sheets and are valued using quoted market prices at the respective balance sheet dates (in thousands):

Level 1:	June 30, 2016	December 31, 2015
	(unaudited)
Cash	$666	$928
Money Market Funds	2,838	3,035
Total cash and cash equivalents	$3,504	$3,963

NOTE 6 - BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet accounts (in thousands):

Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventories are comprised as follows (in thousands):

	June 30, 2016	December 31, 2015
	(unaudited)
Raw materials	$336	$263
Finished goods	1,541	2,181
Net inventory balance	$1,877	$2,444

QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

Other Accrued Liabilities

The components of other liabilities are as follows (in thousands):

	June 30, 2016	December 31, 2015
	(unaudited)
Accrued commissions	$29	$37
Accrued audit fees	-	149
Deferred rent	40	42
Accrued warranty	224	187
Accrued legal	75	-
Other accrued liabilities	41	52
Total other accrued liabilities	$409	$467

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

Activity in the liability for product warranty, which is included in other accrued liabilities in the condensed consolidated balance sheets for the periods presented, is as follows (in thousands):

	Six Months Ended June 30, 2016	Six Months Ended December 31, 2015
	(unaudited)
Beginning balance	$187	$154
Cost of warranty claims	(89)	(113)
Accruals for product warranties	126	146
Ending balance	$224	$187

NOTE 8 –COMMITMENTS

Lease Agreements

Qualstar’s lease agreement for its 15,160 square foot facility located in Simi Valley, California, expires on February 28, 2018. Rent on this facility is $10,000 per month with a step-up of 3% annually. On July 1, 2015, Qualstar Corporation entered into a one year sublease agreement with Interlink Electronics, Inc. (Interlink). The sublease agreement is for 608 square feet of space in the Qualstar building located at 130 West Cochran Street, Unit C; Simi Valley, 93065. Qualstar will receive rent of $1,000 per month which is equal to the base rent per square foot in the master lease, plus additional rent for common area services, utilities and other shared expenses. The space will be used for engineering and light manufacturing. As described in Note 14, Interlink is a related party.

 QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

Qualstar also leases approximately 5,400 square feet of office space in Westlake Village, California. Our lease on this facility expires on January 31, 2020.  Rent on this facility is $10,000 per month, with a step-up of 3% annually. On March 21, 2016, we signed a sublease agreement for the Westlake Village facility. The tenant will pay Qualstar $11,000 per month with a step-up of 3% annually.

Effective April 1, 2016, a two year lease was signed for 1,359 square feet for $2,200 per month in Singapore, which expires on June 30, 2018.

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

Net rent expense for the six months ended June 30, 2016 and 2015 was $112,000 and $180,000, respectively.

NOTE 9 –STOCK INCENTIVE PLANS AND SHARE-BASED COMPENSATION

The Company recorded share-based compensation associated with outstanding stock options during the three and six months ended June 30, 2016 of approximately $1,000 and $2,000, respectively. For the three and six months ended June 30, 2015 the Company recorded share-based compensation associated with outstanding stock options and restricted stock options of $20,000 and $40,000, respectively. No income tax benefit was recognized in the condensed consolidated statements of operations for share-based arrangements in any period presented. At June 30, 2016, there was not any unrecognized compensation cost related to share-based compensation.

Effective on June 1, 2016, the Board of Directors approved the employment agreement for Steven N. Bronson, CEO, which cancelled the stock option grant dated October 8, 2014 of 100,000 shares.

Stock Options

The Company did not grant any stock options during the three months ended June 30, 2016 and 2015.

Restricted Stock

The fair value of our restricted stock is the intrinsic value as of the grant date. There were no restricted stock awards granted in the three months ended June 30, 2016 and 2015. The unvested restricted stock of 100,000 shares granted to the former President of the Company, on April 1, 2014, were forfeited upon the termination of his employment on December 31, 2015.

 QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

NOTE 10 - STOCKHOLDERS’ EQUITY

On June 14, 2016, upon receiving approval from the majority of the Company’s shareholders at the 2016 Annual Meeting, the Company filed with the Secretary of State of the State of California a Certificate of Amendment of Restated Articles of Incorporation to implement a one-for-six reverse stock split (the “Reverse Split”) of all outstanding shares of common stock, effective as of the close of business on June 14, 2016. Upon the effectiveness of the Reverse Split,each six shares of common stock issued and outstanding immediately prior to the effective time automatically were combined, reclassified and converted into one fully paid and nonassessable share of common stock, subject to the treatment of fractional share interests, determined at the beneficial owner level. Shareholders who otherwise would have been entitled to receive fractional shares as a result of the reverse split instead received a cash payment in lieu thereof equal to the fraction to which such shareholder otherwise would have been entitled multiplied by $2.52, which represents the last sale price of the common stock as reported on The Nasdaq Capital Market (as adjusted to reflect the reverse split) on June 13, 2016, the last trading day preceding the effective date of the reverse split. In addition, the aggregate number of equity-based awards that remain available to be granted under the Company’s equity incentive plans and other benefit plans will be reduced proportionately to reflect the reverse split, and all outstanding options, warrants, notes, debentures and other securities convertible into Common Stock will be adjusted as a result of the reverse split, as required by the terms of these securities.

The reverse split decreased the number of outstanding shares of common stock from 12,253,117 to approximately 2,042,020. The Company’s authorized number of shares of common stock remains 50,000,000 and the authorized number of shares of preferred stock of the Company remains 5,000,000.

NOTE 11 – LEGAL PROCEEDINGS

The Company is also subject to a variety of claims and legal proceedings that arise from time to time in the ordinary course of our business. Although management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our condensed consolidated financial statements, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. We accrue loss contingencies in connection with our commitments and contingencies, including litigation, when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. As of June 30, 2016 we had accrued aggregate current liabilities of $89,000 in probable fees and costs related to these legal matters.

NOTE 12 – INCOME TAXES

We did not record a provision or benefit for income taxes for the three months ended June 30, 2016 and 2015.   The Company has recorded a full valuation allowance against its net deferred tax assets based on the Company’s assessment regarding the realizability of these net deferred tax assets in future periods.

NOTE 13 – SEGMENT INFORMATION

In its operation of the business, management reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with U.S. GAAP. Our two segments are Power Supplies and Data Storage. The two segments discussed in this analysis are presented in the way we internally manage and monitor performance for the three months ended June 30, 2016 and 2015. Allocations for internal resources were made for the three months ended June 30, 2016 and 2015. The power supplies segment tracks certain assets separately, and all others are recorded in the storage segment for internal reporting presentations.  The types of products and services provided by each segment are summarized below:

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

Segment revenue, loss before taxes and total assets were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue
Power Supplies	$1,255	$1,797	$2,604	$3,379
Storage:
Product	653	935	981	1,653
Service	462	517	935	1,022
Total storage	$1,115	$1,452	$1,916	$2,675
Revenue	$2,370	$3,249	$4,520	$6,054

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Loss before Taxes
Power Supplies	$(333)	$(121)	$(458)	$(309)
Storage	(3)	(133)	(292)	(432)
Loss before taxes	$(336)	$(254)	$(750)	$(741)

 QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

	June 30, 2016	December 31, 2015
Total Assets	(unaudited)
Cash and cash equivalents	$3,504	$3,963
Other assets:
Power Supplies	1,582	2,092
Storage	2,516	2,672
Total other assets	$4,098	$4,764
Total assets	$7,602	$8,727

NOTE 14 – RELATED PARTY TRANSACTIONS

Steven N. Bronson is the Company’s CEO and is also the President and CEO and a majority shareholder of Interlink Electronics, Inc. (“Interlink”). Interlink purchases certain administrative and marketing services from Qualstar. The total amount charged to Interlink for the three months ended June 30, 2016 and 2015 was $9,000 and $20,000, respectively. The total amount charged to Interlink for the six months ended June 30, 2016 and 2015 was $20,000 and $30,000, respectively. Interlink owed Qualstar $3,000 and $6,000 at June 30, 2016 and December 31, 2015, respectively.

The Company reimburses Interlink for expenses paid on the Company’s behalf. Interlink occasionally pays travel, insurance and other expenses incurred by Qualstar. The Company reimbursed Interlink $5,000 and $1,000 for the three months ended June 30, 2016 and 2015, respectively. The Company reimbursed Interlink $7,000 and $11,000 for the six months ended June 30, 2016 and 2015, respectively. Qualstar owed Interlink $1,000 and $0 at June 30, 2016 and December 31, 2015, respectively.

On July 1, 2015, Qualstar Corporation entered into a one year sublease agreement with Interlink Electronics, Inc. The sublease agreement is for 608 square feet of space in the Qualstar building located at 130 West Cochran Street, Unit C; Simi Valley, California 93065. Qualstar will receive rent of $1,000 per month which is equal to the base rent per square foot in the master lease, plus additional rent for common area services, utilities and other shared expenses. The space will be used for engineering and light manufacturing.

The Company entered into a license agreement, dated May 1, 2014 (the “License Agreement”) with BKF Capital Group, Inc. (“BKF”). Pursuant to the License Agreement, commencing on May 1, 2014, BKF shall have a license to occupy and use one furnished office, telephone and other services, located at Qualstar’s executive offices. Pursuant to the License Agreement, BKF shall pay to Qualstar a license fee $1,200 per month. For the three months ended June 30, 2015, BFK paid $2,400 to Qualstar as license fees. The License Agreement was no longer effective after the Company’s move to the new facilities in February 2015. Steven N. Bronson, the Company’s President and CEO, is also the Chairman, CEO and majority shareholder of BKF.

NOTE 15 – SUBSEQUENT EVENTS

None noted.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in this Quarterly Report on Form 10-Q concerning the future business, operating results and financial condition of the Company including estimates, projections, statements relating to our business plans, objectives and operating results, and the assumptions upon which those statements are based, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements inherently are subject to risks and uncertainties, some of which we cannot predict or quantify. Our actual results may differ materially from the results projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part II, Item 1A of this report and in our Annual Report on Form 10-KT for the transition year ended December 31, 2015 in “Item 1 Business,” “Item 1A Risk Factors,” and in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements are generally identified by the use of forward-looking terminology such as “believes,” “may,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof or variations thereon or similar terminology. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect the occurrence of events or circumstances in the future.

OVERVIEW

Qualstar Corporation and its Subsidiary (“Qualstar”, the “Company”, “we”, “us” or “our”) is a leading provider of high efficiency and high density power solutions marketed under the N2Power brand, and of data storage systems marketed under the Qualstar brand. The Company is organized into two strategic business units, power solutions and storage systems. Power solutions products include ultra-small high efficiency switching power supplies that provide unique power solutions to original equipment manufacturers for a wide range of markets: communications equipment, industrial machine tools, wireless systems, medical and gaming devices, as well as other market applications. Data storage system products include highly scalable automated magnetic tape libraries used to store, retrieve and manage electronic data primarily in the network computing environment and to provide solutions for organizations requiring backup, recovery and archival storage of critical electronic information.

The Company continues to focus on two key areas: controlling cash and on returning to profitability. The two key elements of both strategies are sales growth and cost reduction. In order to grow sales, the Company has expanded its product portfolio in both data storage and power supplies through internal development and private labeling. The efforts to reduce costs are evidenced in the decrease in operating expenses for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. This decrease is primarily due to the reduction in headcount and partially due to relocating the Company’s headquarters. Headcount was reduced by 29% from June 30, 2016 compared to June 30, 2015. In February 2015, the Company relocated from a 56,845 square foot facility to a 20,560 square foot facility, reducing costs of approximately $60,000 per quarter. To continue reducing costs, the Company is again moving to a smaller less costly footprint. On May 1, 2016, the Company subleased the office space in Westlake Village and consolidated all employees into the facility in Simi Valley, California.

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

On January 30, 2016, the Company introduced the “Q80TM”, a 19-inch rackmount form-factor scalable 6U high LTO tape library system for small and medium sized businesses to its data storage product portfolio. The Q80 is designed to provide superior performance and value for back up, recovery and archiving applications. The Q80 offers outstanding storage capacity and data throughput in a system that can be expanded incrementally and cost-effectively. The addition of the Q80 to the Q-series, (Q1, Q24 and Q48) of tape libraries is an example of our expansion of our product portfolio.

RECENT DEVELOPMENTS

Reverse Split

On June 14, 2016, upon receiving approval from the majority of the Company’s shareholders at the 2016 Annual Meeting, the Company filed with the Secretary of State of the State of California a Certificate of Amendment of Restated Articles of Incorporation to implement a one-for-six reverse stock split (the “Reverse Split”) of all outstanding shares of common stock, effective as of the close of business on June 14, 2016. Upon the effectiveness of the Reverse Split, each six shares of common stock issued and outstanding immediately prior to the effective time automatically were combined, reclassified and converted into one fully paid and non-assessable share of common stock, subject to the treatment of fractional share interests, determined at the beneficial owner level. Shareholders who otherwise would have been entitled to receive fractional shares as a result of the reverse split instead received a cash payment in lieu thereof equal to the fraction to which such shareholder otherwise would have been entitled multiplied by $2.52, which represents the last sale price of the common stock as reported on The Nasdaq Capital Market (as adjusted to reflect the reverse split) on June 13, 2016, the last trading day preceding the effective date of the reverse split. In addition, the aggregate number of equity-based awards that remain available to be granted under the Company’s equity incentive plans and other benefit plans will be reduced proportionately to reflect the reverse split, and all outstanding options, warrants, notes, debentures and other securities convertible into Common Stock will be adjusted as a result of the reverse split, as required by the terms of these securities.

The reverse split decreased the number of outstanding shares of common stock from 12,253,117 to approximately 2,042,020. The Company’s authorized number of shares of common stock remains at 50,000,000 and authorized number of shares of preferred stock remains at 5,000,000.

The new CUSIP number for the Company’s common stock following the reverse split is 74758R 208.

Nasdaq Compliance

Our common stock is currently listed on The Nasdaq Capital Market. On December 29, 2015, we received written notice from the Listing Qualifications Department of the Nasdaq Stock Market notifying us that for the preceding 30 consecutive business days, our common stock did not maintain a minimum closing bid price of $1.00 per share, as required by Nasdaq Listing Rule 5550(a)(2). The notification letter stated that in accordance with the Nasdaq Listing Rules, we would be provided 180 calendar days, or until June 27, 2016, to regain compliance with the minimum bid price requirement. On [June 30], 2016, we received written notice from Nasdaq notifying us that for the preceding 10 consecutive business days the closing bid price of the Company’s common stock had been above $1.00 per share. Accordingly, Nasdaq determined that the Company had regained compliance with Nasdaq Listing Rule 5550(a)(2).

We are now in compliance with all applicable requirements for continued listing on The Nasdaq Capital Market. However, we cannot assure that we will remain in compliance with all applicable requirements for continued listing on The Nasdaq Capital Market.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We describe our significant accounting policies in Note 1, “Summary of Significant Accounting Policies” of the accompanying Notes to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS - (Unaudited)

The following table is presented in thousands, except for percentages. The percentages in the table are based on net revenues.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	$	%	$	%	$	%	$	%
Power supply revenues	$1,255	53.0%	$1,797	55.3%	$2,604	57.6%	$3,379	55.8%
Storage revenues	1,115	47.0%	1,452	44.7%	1,916	42.4%	2,675	44.2%
Net revenues	2,370	100.0%	3,249	100.0%	4,520	100.0%	6,054	100.0%
Cost of goods sold	1,596	67.3%	2,120	65.3%	3,097	68.5%	4,008	66.2%
Gross profit	774	32.7%	1,129	34.7%	1,423	31.5%	2,046	33.8%
Operating expenses:
Engineering	223	9.4%	352	10.8%	618	13.7%	666	11.0%
Sales and marketing	357	15.1%	529	16.3%	657	14.5%	981	16.2%
General and administrative	519	21.9%	502	15.5%	888	19.7%	1,110	18.3%
Total operating expenses	1,099	46.4%	1,383	42.5%	2,163	47.9%	2,757	45.5%
Loss from operations	(325)	(13.7)%	(254)	(7.8)%	(740)	(16.4)%	(711)	(11.7)%
Other expense	(11)	(0.5)%	-	-%	(10)	(0.2)%	(30)	(0.5)%
Net loss	$(336)	(14.2)%	$(254)	(7.8)%	$(750)	(16.6)%	$(741)	(12.2)%

Comparison of the Three Months Ended June 30, 2016 and 2015 (unaudited)

Change in Net Revenues:

	Three Months Ended June 30,
	2016		2015		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Power supply revenues	$1,255	53.0%	$1,797	55.3%	$(542)	(30.2)%
Storage revenues	1,115	47.0%	1,452	44.7%	(337)	(23.2)%
Net revenues	$2,370	100.0%	$3,249	100.0%	$(879)	(27.1)%

The decrease in net revenues is attributed to the segment-specific factors as set forth below.

Segment Revenue

Power Supplies – The decrease in sales is attributed to the buying cycles of our customers. Key customers that incorporate our supplies have variable life cycles and production demands. As some projects are end of life, the timing of new production creates a fluctuation in sales.

Storage – With the release of LTO 7, the capacity of tape libraries increases by 58%. The Company has seen a shift in sales to smaller libraries, therefore, reducing revenue. Also, the overall small to medium size business market for tape libraries is declining due to competition from the cloud. Small business owners are reducing or eliminating their IT departments and eliminating onsite data storage systems and the service contracts that went with them.

Gross Profit:

	Three Months Ended June 30,
	2016		2015		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Gross profit	$774	32.7%	$1,129	34.7%	$(355)	(31.4)%

Gross profit declined due to added inventory reserves for slow moving and obsolete inventory and lower sales from market pricing pressure.

Operating Expenses:

	Three Months Ended June 30,
	2016		2015		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Engineering	$223	9.4%	$352	10.8%	$(129)	(36.6)%
Sales and marketing	$357	15.1%	$529	16.3%	$(172)	(32.5)%
General and administrative	$519	21.9%	$502	15.5%	$17	3.4%

Engineering

The engineering expenses decreased in the three months ended June 30, 2016 as a result of the reduction in headcount, consulting fees and product compliance costs.

Sales and Marketing

The Company reduced sales and marketing expenses for the three months ended June 30, 2016. The reduction in headcount, travel expenses and commissions were the key areas decreased for the three month period.

General and Administrative

The general and administrative costs for the three months ended June 30, 2016, increased due to the increase in professional services offset by the decrease in payroll and related expenses.

Other Expense:

	Three Months Ended June 30,
	2016		2015		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Other expense	$(11)	(0.5)%	$-	-%	(11)	-%

The other expense was the loss on capital assets as a result of the facility relocation, net of interest income earned on cash held in money market accounts for operations.

Provision for Income Taxes:  We did not record a provision or benefit for income taxes for the three months ended June 30, 2016 and 2015, due to our operating losses. There were no changes to the valuation allowance.

Comparison of the Six Months Ended June 30, 2016 and 2015 (unaudited)

Change in Net Revenues:

	Six Months Ended June 30,
	2016		2015		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Power supply revenues	$2,604	57.6%	$3,379	55.8%	$(775)	(22.9)%
Storage revenues	1,916	42.4%	2,675	44.2%	(759)	(28.4)%
Net revenues	$4,520	100.0%	$6,054	100.0%	$(1,534)	(25.3)%

The decrease in net revenues is attributed to the segment-specific factors as set forth below.

Segment Revenue

Power Supplies – The decrease in sales is attributed to the buying cycles of our customers and a significant nonrecurring order from a distributor in the same period last year.

Storage – The overall market for tape libraries is declining and in addition there is increased pressure due to competitive pricing. With the release of LTO 7, the capacity of tape libraries increases by 58%. The Company has seen a shift in sales to smaller libraries, therefore, reducing revenue.

Gross Profit:

	Six Months Ended June 30,
	2016		2015		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Gross profit	$1,423	31.5%	$2,046	33.8%	$(623)	(30.4)%

Gross profit declined due to lower sales and an increase in inventory reserves related to slow moving and obsolete product.

Operating Expenses:

	Six Months Ended June 30,
	2016		2015		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Engineering	$618	13.7%	$666	11.0%	$(48)	(7.2)%
Sales and marketing	$657	14.5%	$981	16.2%	$(324)	(33.0)%
General and administrative	$888	19.7%	$1,110	18.3%	$(222)	(20.0)%

Engineering

The decrease in engineering expenses for the six months ended June 30, 2016 are a result of the reduction in consulting, compliance expenses and facilities costs, offset by an increase in materials used.

Sales and Marketing

The Company reduced sales and marketing expenses for the six months ended June 30, 2016 in payroll, travel, commissions and facilities expenses.

General and Administrative

The decrease in general and administrative costs for the six months ended June 30, 2016, were attributed to the Company’s smaller facilities, personnel reductions and travel expenses from the same period last year, offset with an increase in professional services.

Other Expense:

	Six Months Ended June 30,
	2016		2015		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Other expense	$(10)	(0.2)%	$(30)	(0.5)%	20	(66.7)%

Net other expense was the loss on the disposal of assets related to the facility relocation offset by interest income earned on cash held in money market accounts for operations.

Provision for Income Taxes:  We did not record a provision or benefit for income taxes for the six months ended June 30, 2016 and 2015, due to our operating losses. There were no changes to the valuation allowance.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash used by operating activities was $0.4 million and $0.5 million for the six months ended June 30, 2016 and 2015, respectively. The slight decrease was primarily due to the payment of approximately $0.2 million in severance from the reduction in headcount and professional fees for the Reverse Split and other legal matters. The Company also experienced a drop in revenue that was not fully offset with reductions in operating expenses.

Investing Activities

Cash used in investing activities was $27,000 for the six months ended June 30, 2016 from the purchase of leasehold improvements and office equipment.

Cash used in investing activities was $0.1 million for the six months ended June 30, 2015 primarily from the purchase of leasehold improvements and office furniture for the relocation to the Westlake Village office.

Financing Activities

Cash was not provided or used related to financing activities during the six months ended June 30, 2016 or 2015.

As of June 30, 2016, cash and cash equivalents decreased $0.5 million to $3.5 million from December 31, 2015.

The Company continues to reduce cash spending. On May 1, 2016, the Company subleased the office space in Westlake Village and consolidated all employees into the facility in Simi Valley. This consolidation will save the Company approximately $120,000 per year.

We believe that our existing cash and cash equivalents and cash flows from our operating activities will be sufficient to fund our working capital and capital expenditure needs for the next twelve months. We may utilize cash to invest in or acquire businesses, products or technologies that we believe are additive to the strategic expansion of the Company. We periodically evaluate other companies and technologies for possible investment or acquisition. In addition, we have made, and may in the future make, investments in companies with whom we have identified potential synergies. However, we have no present commitments or agreements with respect to any material investment in or acquisition of other businesses or technologies.

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

ITEM 2.   Unregistered Sales of Equity Securities and Use Of Proceeds

None.

ITEM 3.   Defaults Upon Senior Securities

None.

ITEM 4.   Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6.    Exhibits

The following exhibits are hereby filed as part of this Quarterly Report on Form 10-Q or incorporated herein by reference.

Exhibit No.	Description
3.1

Certificate of Amendment of Restated Articles of Incorporation, dated June 14, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2016).

10.1+

Employment Agreement, by and between Qualstar Corporation and Steven N. Bronson, effective as of June 1, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2016).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALSTAR CORPORATION

Dated: August 11, 2016	By:	/s/STEVEN N. BRONSON
Steven. N. Bronson
Chief Executive Officer
(Principal Executive Officer)