Form 10-Q
period 2016-09-30
QUALSTAR CORP
filed 2016-11-09
CIK 758938

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period September 30, 2016

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

Total shares of common stock without par value outstanding at November 4, 2016 are 2,042,019.

QUALSTAR CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	●	Condensed Consolidated Balance Sheets — September 30, 2016 and December 31, 2015	1

	●	Condensed Consolidated Statements of Operations — Three and nine months ended September 30, 2016 and 2015	2

	●	Condensed Consolidated Statements of Cash Flows — Nine months ended September 30, 2016 and 2015	3

	●	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		15

Item 3.	Qualitative and Quantitative Disclosures About Market Risk		20

Item 4.	Controls and Procedures		20

PART I — FINANCIAL INFORMATION

ITEM 1.   Financial Statements

QUALSTAR CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,651	$3,963
Accounts receivables, net	1,732	1,630
Inventories, net	1,552	2,444
Prepaid expenses and other current assets	212	219
Total current assets	7,147	8,256
Non-current assets:
Property and equipment, net	321	446
Other assets	55	25
Total assets	$7,523	$8,727

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$705	$756
Accrued payroll and related liabilities	184	332
Deferred service revenue, short term	883	994
Other accrued liabilities	332	467
Total current liabilities	2,104	2,549
Long term liabilities:
Other long term liabilities	64	27
Deferred service revenue	109	104
Total long term liabilities	173	131
Total liabilities	2,277	2,680

Commitments and contingencies (Notes 7 and 8)

Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized, 2,042 shares issued and outstanding as of September 30, 2016 and December 31, 2015	19,063	19,061
Accumulated deficit	(13,817)	(13,014)
Total shareholders’ equity	5,246	6,047
Total liabilities and shareholders’ equity	$7,523	$8,727

See notes to condensed consolidated financial statements.

QUALSTAR CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

  (In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenues	$2,666	$2,317	$7,186	$8,371
Cost of goods sold	1,905	2,352	5,002	6,360
Gross profit	761	(35)	2,184	2,011
Operating expenses:
Engineering	232	341	850	1,007
Sales and marketing	276	413	933	1,394
General and administrative	306	668	1,194	1,778
Total operating expenses	814	1,422	2,977	4,179
Loss from operations	(53)	(1,457)	(793)	(2,168)
Other income (expense)	-	1	(10)	(29)
Loss before income taxes	(53)	(1,456)	(803)	(2,197)
Provision for income taxes	-	-	-	-
Net Loss	$(53)	$(1,456)	$(803)	$(2,197)
Loss per common share:
Basic and diluted	$(0.03)	$(0.71)	$(0.39)	$(1.08)
Weighted average common shares outstanding:
Basic and diluted	$2,042	$2,042	$2,042	$2,042

See notes to condensed consolidated financial statements.

QUALSTAR CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(803)	$(2,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	137	170
Loss on disposal of assets	15	52
Provision for inventory obsolescence	424	1,527
Provision for (recovery of) bad debts and returns	(23)	(55)
Share based compensation	2	51
Loss on sale of marketable securities	-	3
Changes in operating assets and liabilities:
Accounts receivable	(79)	1,282
Inventories	468	(782)
Prepaid expenses and other current assets	(23)	119
Accounts payable	(51)	(505)
Accrued payroll and related liabilities	(148)	54
Deferred service revenue	(586)	(28)
Other accrued liabilities	382	(148)
Total adjustments	518	1,740
Net cash used in operating activities	(285)	(457)

Cash flows from investing activities:
Proceeds from sale of assets	-	62
Purchases of equipment	(27)	(151)
Net cash used in investing activities	(27)	(89)
Net decrease in cash and cash equivalents	(312)	(546)
Cash and cash equivalents at beginning of period	3,963	5,242
Cash and cash equivalents at end of period	$3,651	$4,696
Supplemental cash flow disclosures:
Income taxes paid	$8	$—

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

Deferred service revenue is shown separately in the condensed consolidated balance sheets as current and long term.  At September 30, 2016, we had deferred service revenue of approximately $992,000.  At December 31, 2015, we had deferred service revenue of approximately $1,098,000.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation, with no changes to previously reported stockholders equity or net income (loss).

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

QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting guidance not yet adopted

In May 2014, the FASB issued ASU 2014-09 to clarify the principles for recognizing revenue and to develop a common revenue standard that will remove inconsistencies and weaknesses in revenue requirements, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, provide more useful information to users of financial statements through improved disclosure requirements, and simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. In August 2015, the FASB issued ASU 2015-14 as an update of ASU 2014-09. The purpose is to allow more time to implement the guidance in Update 2014-09. This Update defers the effective date of Update 2014-09 to annual reporting periods beginning after December 15, 2017. The Company is still evaluating the impact on the condensed consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12 to resolve the diverse accounting treatment of share-based payment awards that require specific performance targets to be achieved in order for employees to become eligible to vest in the awards. The new guidance will be effective for us beginning after December 15, 2017, and is not expected to materially impact our condensed consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11 to simplify the measurement of inventory. The objective is to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The standard is effective for fiscal years beginning after December 15, 2016, and is not expected to materially impact our condensed consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15 to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This standard is effective for fiscal years beginning after December 15, 2017, and is not expected to materially impact our condensed consolidated financial statements.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Revenue – geographic activity (in thousands):	(unaudited)		(unaudited)		(unaudited)		(unaudited)
	$	%	$	%	$	%	$	%
North America	$1,394	52.3%	$1,521	65.6%	$3,852	53.6%	$4,113	49.1%
Europe	557	20.9%	285	12.3%	1,518	21.1%	1,391	16.6%
Asia Pacific	686	25.7%	498	21.5%	1,724	24.0%	2,518	30.1%
Other	29	1.1%	13	0.6%	92	1.3%	349	4.2%
	$2,666	100.0%	$2,317	100.0%	$7,186	100.0%	$8,371	100.0%

One customer accounted for 12.3% of the Company’s net revenue for the three month period ended September 30, 2016.  The customer accounts receivable balance totaled 21.5% of net accounts receivable as of September 30, 2016. Two customers accounted for 17.6% and 10.3% of the Company’s net revenue for the three month period ended September 30, 2015. The customer’s accounts receivable balances totaled 1.5% and 5.4%, respectively, of net accounts receivable as of December 31, 2015.

One customer accounted for 10.7% of the Company’s net revenue for the nine month period ended September 30, 2016.  The customer’s accounts receivable balance totaled 21.5%, of net accounts receivable as of September 30, 2016. Two customers accounted for 13.4% and 10.6% of the Company’s net revenue for the nine month period ended September 30, 2015. The customer’s accounts receivable balances totaled 1.5% and 19.8%, respectively, of net accounts receivable as of December 31, 2015.

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

 QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated, in thousands, except per share amounts. All share and per share amounts in the table below have been adjusted to reflect the 1-for-6 reverse split of our issued and outstanding common stock on June 14, 2016, retroactively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
In thousands (except per share amounts):
Net Loss (a)	$(53)	$(1,456)	$(803)	$(2,197)
Weighted average outstanding shares of common stock (b)	2,042	2,042	2,042	2,042
Dilutive potential common shares from employee stock options	—	—	—	—
Common stock and common stock equivalents (c)	2,042	2,042	2,042	2,042
Loss per share:
Basic net loss per share (a)/(b)	$(0.03)	$(0.71)	$(0.39)	$(1.08)
Diluted net loss per share (a)/(c)	$(0.03)	$(0.71)	$(0.39)	$(1.08)

NOTE 5 – FAIR VALUE MEASUREMENTS

Our financial assets and liabilities are measured and recorded at fair value on a recurring basis. Our money market funds are included in cash and cash equivalents in our condensed consolidated balance sheets and are valued using quoted market prices at the respective balance sheet dates (in thousands):

Level 1:	September 30, 2016	December 31, 2015
	(unaudited)
Cash	$3,651	$928
Money Market Funds	-	3,035
Total cash and cash equivalents	$3,651	$3,963

NOTE 6 - BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet accounts (in thousands):

Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventories are comprised as follows (in thousands):

	September 30, 2016	December 31, 2015
	(unaudited)
Raw materials	$320	$263
Finished goods	1,232	2,181
Net inventory balance	$1,552	$2,444

QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

Other Accrued Liabilities

The components of other liabilities are as follows (in thousands):

	September 30, 2016	December 31, 2015
	(unaudited)
Accrued commissions	$39	$37
Accrued audit fees	-	149
Deferred rent	38	42
Accrued warranty	229	187
Other accrued liabilities	26	52
Total other accrued liabilities	$332	$467

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

Activity in the liability for product warranty, which is included in other accrued liabilities in the condensed consolidated balance sheets for the periods presented, is as follows (in thousands):

	Nine Months Ended September 30, 2016	Six Months Ended December 31, 2015
	(unaudited)
Beginning balance	$187	$154
Cost of warranty claims	(82)	(113)
Accruals for product warranties	124	146
Ending balance	$229	$187

NOTE 8 –COMMITMENTS

Lease Agreements

Qualstar’s lease agreement for its 15,160 square foot facility located in Simi Valley, California, expires on February 28, 2018. Rent on this facility is $10,000 per month with a step-up of 3% annually. Qualstar subleases a portion of the warehouse space to Interlink Electronics, Inc. (Interlink) and is reimbursed for the space and other related expenses on a monthly basis. As described in Note 14, Interlink is a related party.

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

Effective April 1, 2016, a two year lease was signed for 1,359 square feet for $2,200 per month in Singapore, which expires on September 30, 2018.

The Company provides for rent expense on a straight-line basis over the lease terms.

Future minimum lease payments under these leases are as follows, in thousands, (unaudited):

Years Ending December 31,	Minimum Lease Payment	Sublease Revenue	Net Minimum Lease Payment
Remainder of 2016	$70	$(34)	$36
2017	288	(139)	149
2018	161	(143)	18
2019	134	(147)	(13)
2020	11	(12)	(1)
Total Commitment	$664	$(475)	$189

Net rent expense for the nine months ended September 30, 2016 and 2015 was $148,000 and $243,000, respectively.

NOTE 9 –STOCK INCENTIVE PLANS AND SHARE-BASED COMPENSATION

Share-based compensation associated with outstanding stock options for the three months ended September 30, 2016 required no expense, for the nine months ended September 30, 2016 approximately $2,000 was recorded. For the three and nine months ended September 30, 2015, the Company recorded share-based compensation associated with outstanding stock options and restricted stock options of $11,000 and $52,000, respectively. No income tax benefit was recognized in the condensed consolidated statements of operations for share-based arrangements in any period presented. At September 30, 2016, there was not any unrecognized compensation cost related to share-based compensation.

Effective on June 1, 2016, the Board of Directors approved the employment agreement for Steven N. Bronson, CEO, which cancelled the stock option grant dated October 8, 2014 of 100,000 shares.

Stock Options

The Company did not grant any stock options during the three and nine months ended September 30, 2016 and the three and nine months ended September 30, 2015.

Restricted Stock

The fair value of our restricted stock is the intrinsic value as of the grant date. There were no restricted stock awards granted in the three months ended September 30, 2016 and 2015. The unvested restricted stock of 100,000 shares granted to the former President of the Company on April 1, 2014, were forfeited upon the termination of his employment on December 31, 2015.

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

The reverse split decreased the number of outstanding shares of common stock from 12,253,117 to approximately 2,042,020. The Company’s authorized number of shares of common stock remains at 50,000,000 and the authorized number of shares of preferred stock of the Company remains at 5,000,000.

The new CUSIP number for the Company’s common stock following the reverse split is 74758R 208.

NOTE 11 – LEGAL PROCEEDINGS

The Company is also subject to a variety of claims and legal proceedings that arise from time to time in the ordinary course of our business. Although management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our condensed consolidated financial statements, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. We accrue loss contingencies in connection with our commitments and contingencies, including litigation, when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. As of September 30, 2016, we had accrued aggregate current liabilities of $3,600 in probable fees and costs related to legal matters.

NOTE 12 – INCOME TAXES

We did not record a provision or benefit for income taxes for the three and nine months ended September 30, 2016 and 2015.   The Company has recorded a full valuation allowance against its net deferred tax assets based on the Company’s assessment regarding the realizable nature of these net deferred tax assets in future periods.

NOTE 13 – SEGMENT INFORMATION

In its operation of the business, management reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with U.S. GAAP. Our two segments are Power Supplies and Data Storage. The two segments discussed in this analysis are presented in the way we internally manage and monitor performance for the three and nine months ended September 30, 2016 and 2015. Allocations for internal resources were made for the three and nine months ended September 30, 2016 and 2015. The power supplies segment tracks certain assets separately, and all others are recorded in the storage segment for internal reporting presentations.  The types of products and services provided by each segment are summarized below:

 QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

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

Storage — The storage segment designs, develops and markets computer storage solutions that enable businesses to deal with the tremendous growth of digital data in a cost-effective manner. For more than 30 years, Qualstar engineering innovations and customer-oriented focus has led to products that solved our customers’ needs for simplicity, ease-of-use, and affordable solutions. Our growing number of partners and resellers world-wide cover not only the traditional market sectors, such as medical, government, and education, but also Cloud infrastructure and internet storage providers. Our main product lines address long-term archive, backup, and recovery of electronic data. These products consist of networked tape libraries that store and move high-density tape cartridges and high-speed tape drives that stream data to and from the tape cartridges. In addition, other product lines include bundled storage solutions that combine various hardware elements, such as processors, hard disks, and tape, integrated with choice software applications. These optimized solutions target specific data workflows, such as in the media and entertainment or the oil and gas sectors to provide mobility, ease-of-use, and the potential for an “all-in-one” storage deployment.

Segment revenue, loss before taxes and total assets were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue
Power Supplies	$1,559	$1,171	$4,163	$4,550
Storage:
Product	652	669	1,633	2,322
Service	455	477	1,390	1,499
Total storage	$1,107	$1,146	$3,023	$3,821
Revenue	$2,666	$2,317	$7,186	$8,371

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Loss before Taxes
Power Supplies	$(33)	$(289)	$(491)	$(598)
Storage	(20)	(1,167)	(312)	(1,599)
Loss before taxes	$(53)	$(1,456)	$(803)	$(2,197)

 QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

	September 30, 2016	December 31, 2015
	(unaudited)
Total Assets
Cash and cash equivalents	$3,651	$3,963
Other assets:
Power Supplies	1,457	2,092
Storage	2,415	2,672
Total other assets	3,872	4,764
Total assets	$7,523	$8,727

NOTE 14 – RELATED PARTY TRANSACTIONS

Steven N. Bronson is the Company’s CEO and is also the President and CEO and a majority shareholder of Interlink Electronics, Inc. (“Interlink”). Interlink reimburses Qualstar for leased space at the Simi Valley facility and for other administrative expenses paid by or on behalf of the Company. The total amount charged to Interlink for the three months ended September 30, 2016 and 2015 was $10,000 and $15,000, respectively. The total amount charged to Interlink for the nine months ended September 30, 2016 and 2015 was $30,000 and $45,000, respectively. Interlink owed Qualstar $3,000 and $6,000 at September 30, 2016 and December 31, 2015, respectively.

The Company reimburses Interlink for expenses paid on the Company’s behalf. Interlink occasionally pays travel and other expenses incurred by Qualstar. The Company reimbursed Interlink $4,000 and $2,000 for the three months ended September 30, 2016 and 2015, respectively. The Company reimbursed Interlink $11,000 and $13,000 for the nine months ended September 30, 2016 and 2015, respectively. Qualstar owed Interlink $67 and $135 at September 30, 2016 and December 31, 2015, respectively.

The Company entered into a license agreement, dated May 1, 2014 (the “License Agreement”) with BKF Capital Group, Inc. (“BKF”). Pursuant to the License Agreement, commencing on May 1, 2014, BKF shall have a license to occupy and use one furnished office, telephone and other services, located at Qualstar’s executive offices. Pursuant to the License Agreement, BKF shall pay to Qualstar a license fee $1,200 per month. For the nine months ended September 30, 2015, BFK paid $2,400 to Qualstar as license fees. The License Agreement was no longer effective after the Company’s move to the new facilities in February 2015. Steven N. Bronson, the Company’s President and CEO, is also the Chairman, CEO and majority shareholder of BKF.

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

The Company continues to focus on two key areas: controlling cash and on returning to profitability. The two key elements of both strategies are sales growth and cost reduction. In order to grow sales, the Company has expanded its product portfolio in both data storage and power supplies through internal development and private labeling. The efforts to reduce costs are evidenced in the decrease in operating expenses for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. This decrease is primarily due to the reduction in headcount and partially due to relocating the Company’s headquarters. Headcount was reduced by 42% as of September 30, 2016 compared to September 30, 2015. The Company has reduced headcount by streamlining operations, retaining experienced, efficient and productive employees and using consultants on a project basis in lieu of fulltime employees. To continue reducing costs, on May 1, 2016, the Company subleased the office space in Westlake Village and consolidated all employees into the 15,160 square foot facility in Simi Valley, California.

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

On June 14, 2016, the Company completed a one-for-six reverse stock split of all outstanding shares of its common stock

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We describe our significant accounting policies in Note 1, “Summary of Significant Accounting Policies” of the accompanying Notes to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS - (Unaudited)

The following table is presented in thousands, except for percentages. The percentages in the table are based on net revenues.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	$	%	$	%	$	%	$	%
Power supply revenues	$1,559	58.5%	$1,171	50.5%	$4,163	57.9%	$4,550	54.4%
Storage revenues	1,107	41.5%	1,146	49.5%	3,023	42.1%	3,821	45.6%
Net revenues	2,666	100.0%	2,317	100.0%	7,186	100.0%	8,371	100.0%
Cost of goods sold	1,905	71.5%	2,352	101.5%	5,002	69.6%	6,360	76.0%
Gross profit	761	28.5%	(35)	(1.5)%	2,184	30.4%	2,011	24.0%
Operating expenses:
Engineering	232	8.7%	341	14.7%	850	11.8%	1,007	12.0%
Sales and marketing	276	10.4%	413	17.8%	933	13.0%	1,394	16.7%
General and administrative	306	11.5%	668	28.8%	1,194	16.6%	1,778	21.2%
Total operating expenses	814	30.5%	1,422	61.4%	2,977	41.4%	4,179	49.9%
Income (loss) from operations	(53)	(2.0)%	(1,457)	(62.9)%	(793)	(11.0)%	(2,168)	(25.9)%
Other expense	-	-%	1	0.1%	(10)	(0.2)%	(29)	(0.3)%
Net income (loss)	$(53)	(2.0)%	$(1,456)	(62.8)%	$(803)	(11.2)%	$(2,197)	(26.2)%

Comparison of the Three Months Ended September 30, 2016 and 2015

Change in Net Revenues:

	Three Months Ended September 30,
	2016		2015		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Power supply revenues	$1,559	58.5%	$1,171	50.5%	$388	33.1%
Storage revenues	1,107	41.5%	1,146	49.5%	(39)	(3.4)%
Net revenues	$2,666	100.0%	$2,317	100.0%	$349	15.1%

The increase in net revenues is attributed to the segment-specific factors as set forth below.

Segment Revenue

Power Supplies – The increase in sales is attributed to the buying cycles of our customers and a small increase in pricing. Key customers that incorporate our supplies have variable life cycles and production demands. As some projects are end of life, the timing of new production creates a fluctuation in sales.

Storage – The decrease in revenues is attributed to the changing data storage market dynamics. With the release of LTO 7, the capacity of tape libraries increases by 58%. The Company has seen a shift in sales to smaller libraries, therefore, reducing revenue. Also, the overall small to medium size business market for tape libraries is declining due to competition from the cloud. Small business owners are reducing or eliminating their IT departments and eliminating onsite data storage systems and the service contracts that went with them.

Gross Profit:

	Three Months Ended September 30,
	2016		2015		Change
	Amount	% of net revenue	Amount	% of revenue	Amount	%
Gross profit	$761	28.5%	$(35)	(1.5)%	$796	2,274.3%

The gross profit increase is primarily attributed to the $700 thousand inventory reserve adjustment taken in the quarter ended September 30, 2015 for excess inventory. The inventory reserve was adjusted after evaluating sales forecasts and the shift in demand from the manufactured RLS to the private label Q series product offerings.

Operating Expenses:

	Three Months Ended September 30,
	2016		2015		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Engineering	$232	8.7%	$341	14.7%	$(109)	(32.0)%
Sales and marketing	$276	10.4%	$413	17.8%	$(137)	(33.2)%
General and administrative	$306	11.5%	$668	28.8%	$(362)	(54.2)%

Engineering

The engineering expenses decreased in the three months ended September 30, 2016 as a result of the reduction in headcount, consulting fees, product compliance costs and facilities costs.

Sales and Marketing

The Company reduced sales and marketing expenses for the three months ended September 30, 2016. The reduction in payroll and related expenses and facilities costs were the key areas decreased for the three month period.

General and Administrative

The general and administrative costs decreased for the three months ended September 30, 2016, primarily due to the decrease in professional services and payroll and related expenses.

Other Expense:

	Three Months Ended September 30,
	2016		2015		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Other income	$-	-%	$1	0.1%	(1)	100.0%

The reduction in other income was interest income earned on cash held in money market accounts for operations.

Provision for Income Taxes:  We did not record a provision or benefit for income taxes for the three months ended September 30, 2016 and 2015, due to our year to date operating losses. There were no changes to the valuation allowance.

Comparison of the Nine Months Ended September 30, 2016 and 2015

Change in Net Revenues:

	Nine Months Ended September 30,
	2016		2015		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Power supply revenues	$4,163	57.9%	$4,550	54.4%	$(387)	(8.5)%
Storage revenues	3,023	42.1%	3,821	45.6%	(798)	(20.9)%
Net revenues	$7,186	100.0%	$8,371	100.0%	$(1,185)	(14.2)%

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

Gross Profit:

	Nine Months Ended September 30,
	2016		2015		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Gross profit	$2,184	30.4%	$2,011	24.0%	$173	8.6%

The gross profit increase is primarily attributed to the $700 thousand inventory reserve adjustment taken in the quarter ended September 30, 2015 for excess inventory. The inventory reserve was adjusted after evaluating sales forecasts and the shift in demand from the manufactured RLS to the private label Q series product offerings.

Operating Expenses:

	Nine Months Ended September 30,
	2016		2015		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Engineering	$850	11.8%	$1,007	12.0%	$(157)	(15.6)%
Sales and marketing	$933	13.0%	$1,394	16.7%	$(461)	(33.1)%
General and administrative	$1,194	16.6%	$1,778	21.2%	$(584)	(32.8)%

Engineering

The decrease in engineering expenses for the nine months ended September 30, 2016 are a result of the reduction in consulting fees, compliance expenses, facilities costs and payroll and related expenses.

Sales and Marketing

The Company reduced sales and marketing expenses for the nine months ended September 30, 2016 in payroll, travel, commissions and facilities expenses.

General and Administrative

The decrease in general and administrative costs for the nine months ended September 30, 2016, were attributed to the Company’s reduced facilities, personnel reductions and travel expenses from the same period last year.

Other Expense:

	Nine Months Ended September 30,
	2016		2015		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Other expense	$(10)	(0.2)%	$(29)	(0.3)%	19	(65.5)%

Net increase in other expense was the loss on the disposal of assets related to the facility relocation offset by interest income earned on cash held in money market accounts for operations.

Provision for Income Taxes:  We did not record a provision or benefit for income taxes for the nine months ended September 30, 2016 and 2015, due to our operating losses. There were no changes to the valuation allowance.

CONTRACTUAL OBLIGATIONS

The disclosures relating to our contractual obligations in our Transition Report on Form 10-K for the six-month transition period ended December 31, 2015 has not materially changed since the report was filed.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report on Form 10-Q, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash used in operating activities was $0.3 million and $0.5 million for the nine months ended September 30, 2016 and 2015, respectively. The slight decrease was primarily due to the payment of approximately $0.2 million in severance from the reduction in headcount and professional fees for the Reverse Split and other legal matters. The Company also experienced a drop in revenue that was not fully offset with reductions in operating expenses.

Investing Activities

Cash used in investing activities was $27,000 for the nine months ended September 30, 2016 from the purchase of leasehold improvements and office equipment.

Net cash used in investing activities was $0.1 million for the nine months ended September 30, 2015 primarily from the purchase of leasehold improvements and office furniture for the relocation to the Westlake Village office, net of proceeds from the sale of assets.

Financing Activities

Cash was not provided or used related to financing activities during the nine months ended September 30, 2016 or 2015.

As of September 30, 2016, cash and cash equivalents decreased $0.3 million to $3.7 million from December 31, 2015.

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

QUALSTAR CORPORATION

Dated: November 9, 2016	By:	/s/STEVEN N. BRONSON
Steven. N. Bronson
Chief Executive Officer
(Principal Executive Officer)