Form 10-K
period 2016-12-31
QUALSTAR CORP
filed 2017-03-16
CIK 758938

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 000-30083

QUALSTAR CORPORATION

 (Exact Name of registrant as specified in its charter)

CALIFORNIA	95-3927330
(State or other jurisdiction of incorporation or organization) 130 West Cochran Street, Unit C; Simi Valley, CA (Address of principal executive offices)	(I.R.S. Employer Identification No.) 91365 (Zip Code)

Registrant’s telephone number, including area code: (805) 583-7744

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

As of June 30, 2016, the aggregate market value of the common equity held by non-affiliates of the registrant was approximately $2,715,049 based on the closing sales price as reported on the NASDAQ Stock Market.  As of March 8, 2017 there were 2,042,019 shares of common stock without par value outstanding.

QUALSTAR CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("Reform Act"). Forward-looking statements inherently are subject to risks and uncertainties, some of which we cannot predict or quantify. Therefore, our actual results may differ materially and adversely from the results projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in “ITEM 1A — Risk Factors,” and in “ITEM 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Words such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Forward-looking statements also include the assumptions underlying or relating to any such statements. Forward-looking statements contained within this document represent a good-faith assessment of Qualstar Corporation’s future performance for which management believes there is a reasonable basis. Qualstar Corporation disclaims any obligation to update the forward-looking statements contained herein, except as may be required by law.

PART I

 EXPLANATORY NOTE REGARDING THE UNAUDITED FINANCIAL RESULTS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2015

On January 4, 2016, we changed our fiscal year from June 30 to December 31. As a result, this report on Form 10-K includes unaudited financial information for the twelve months ended December 31, 2015. A Transition Report was filed for the period from July 1, 2015 to December 31, 2015, which we refer to as a “transition period”. In this Report, we compare financial results for the twelve months beginning January 1, 2016 through December 31, 2016, which are audited, with the financial results for January 1, 2015 through December 31, 2015, which are unaudited. This report also compares the financial results for the six months ended December 31, 2015, which are audited with the financial results for the six months ended December 31, 2014, which are unaudited and the financial results for the fiscal years ended June 30, 2015 with the financial results for the fiscal years ended June 30, 2014, both of which are audited.

 ITEM 1. BUSINESS

INTRODUCTION

Qualstar Corporation and its Subsidiary (“Qualstar”, the “Company”, “we”, “us” or “our”) is a leading provider of data storage systems marketed under the Qualstar brand and of high efficiency and high density power solutions marketed under the N2Power brand. Qualstar was incorporated in California in 1984. Qualstar is organized into two strategic business segments, power solutions and data storage systems. Power solutions products include ultra-small high efficiency switching power supplies that provide unique power solutions to original equipment manufacturers (“OEMs”) for a wide range of markets, including communications networking, industrial, gaming, test equipment, LED/lighting, medical as well as other market applications. Data storage system products include highly scalable automated magnetic tape storage solutions used to store, retrieve and manage electronic data primarily in the network computing environment and to provide solutions for organizations requiring backup, recovery and archival storage of critical electronic information.

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

We design our products at our facilities in California and Singapore. We sell our products globally through authorized resellers and directly to original equipment manufacturers (“OEMs”). N2Power utilizes contract manufacturers in Asia to produce our power solutions products. Our storage products are manufactured by us at our factory in Simi Valley, California and by our OEM supplier in other parts of the world.  Our engineering facility is located in Singapore.

On June 30, 2014, Qualstar established a Singapore subsidiary, Qualstar Corporation Singapore Private Limited (“QC Singapore”), in furtherance of our plan to establish an engineering footprint in Singapore. QC Singapore has allowed us to hire strategic engineering personnel for sustaining current products and new product development. Having a presence in Singapore allows the Company to be closer to our contract manufacturers and our Asian distribution partners and customers.

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

●

The Qualstar Q24 Rack Mount Tape Library was introduced in April 2014. This 2U high by 24-slot tape library is an entry-level offering that enhances the library product family - extending from entry- to mid-range to enterprise-level tape libraries. The Q24 is one of the highest density 2U libraries on the market supporting up to 24 tape cartridge slots and one or two half-height LTO tape drives. Using LTO 7 tape technology, as an example, this new offering can provide up to 144 terabytes of uncompressed data in a single unit.

●

Qualstar introduced the Q1 compact portable single-cartridge LTFS appliance in June 2015. Targeting primarily the Media & Entertainment industry for use in off-site, remote, or mobile filming environments, the integrated LTO 6 tape drive, internal hard disk, and computer coupled with the custom utility software create a flexible field deployable storage system.  Data may be copied from memory cards inserted into the unit, external storage attached to the unit via USB 3.0 or eSATA, and over network attachment from PC’s or Mac’s to LTFS tape. The included utilities automate the process and provide options for verification of data and user scripting of additional operations. The system has built-in media players and optional asset management software to support media workflow requirements.

●

The Qualstar Q48 Rack Mount Tape Library was introduced in September 2015. This library is feature-rich and compact in a 4U high, 19-inch rackmount form-factor. The Q48 offers outstanding storage capacity and data throughput while providing a cost-effective storage solution. The Q48 supports flexible throughput and capacity scaling with its ability to be upgraded from one to four drives and from LTO5 to LTO6 technology, thus offering tangible investment protection. Qualstar provides leading-edge technology based on industry standards that effectively implement outstanding performance at the right value point.

●

The Qualstar Q80 Rack Mount Tape Library was introduced in January 2016. The Q80 is a scalable 6U high LTO tape library system designed for small and medium businesses. This scalable, cost effective unit allows easy field configuration of up to 7 individual modules containing up to 560 cartridges and 42 Half Height LTO drives. With LTO 7 tape technology, the Q80 will offer a maximum of 3.36PB native storage capacity and maximum native throughput of 45.4 TB/hr.

POWER SUPPLY INDUSTRY

 Background

The power supply industry is comprised of a few large suppliers and a vast number of smaller companies that focus on specialized products and markets.  Currently, the power solutions markets for our N2Power brand products include the Servers, Storage and Network (“SSN”), Industrial and Transportation (“IND”), Network Power Systems (“NPS”), Medical, Gaming and LED/Lighting markets.

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

●

Increasing demand for high conversion efficiencies, high power density and digital power management.   Efforts in the EU, the United States and Asia to reduce energy consumption are increasing the demand for high conversion efficiencies and digital power control.  In addition, groups such as the Climate Savers Computing Initiative, consisting of a consortium of companies including Google and Intel and other eco-conscious businesses and conservation organizations are promoting the development, deployment and adoption of smart technologies that can both improve the efficiency of a computer’s power utilization and reduce the energy consumed when the computer is in an inactive state.  Because a large portion of electrical energy waste occurs during the power conversion process, power companies have an opportunity to improve the conversion efficiency to reduce the operating costs for the end user.  Our AC/DC power supplies provide conversion efficiency ratings up to 93%.  Our digital power control technologies allow us to achieve high levels of power conversion efficiency and control that are not possible with analog designs.  Higher conversion efficiencies help reduce overall power usage and therefore cut greenhouse gas emissions and total cost of infrastructure ownership.

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

●

Continue to increase volume in our current OEM customers.  Our OEM customers are constantly changing their products and introducing new products.  We are driving to become the supplier of choice within our OEM customer base to leverage our existing relationships and drive volume growth within the same sales channel.

●

Continue to expand our footprint in the current markets we serve.  We are currently supporting the data center equipment, medical, gaming, test equipment, transportation, industrial and telecommunications systems markets.  We have secured several sizable OEM customers and are driving to add new OEM customers in these markets.

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

On November 5, 2015, N2Power, announced the new higher-powered XL500 power supply, which demonstrates our continuing commitment to give OEM engineers more power in less space compared to our competitors’ product offerings. Our XL500 product, puts 500 watts in a 3”x 5” package. The XL500 is a key addition to our existing power supply products that deliver a variety of single output voltages ranging from 5V to 60V and supporting 20 to 3000 watts of power. These supplies are ideal for power-hungry broadcast, storage and networking products with applications in the industrial, gaming and instrumentation markets.

On November 1, 2016, N2Power introduced its new product to the AC-DC offerings by adding two (2) new series - XR125 & XR160. These products are an updated design of our original 3”x 5” XL Series (125 & 160 watts). N2Power’s introduction of the XR125 & XR160 Original and RE (remote enable) Series demonstrates our continued commitment to give OEM engineers robust, high quality, state-of-the-art designs. The XR-Original series is designed to be a drop-in replacement of our current XL series products. The XR-RE series provides the ability to use the new add-on 5Vsb output for remote enable functionality. All models offer special features such as, current sharing, redundancy, and de-rating for convection cooling operations. The XR power supplies provide high-efficiency and increased power density, withstand up to 2G vibrations and have a 3 year standard warranty. The XR Series constitutes over 80 different combinations of connector and output voltages ranging from 12V to 56V in single output combinations. These supplies are ideal for power hungry broadcast, storage and networking products with additional application solutions for industrial, gaming and instrumentation markets.

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

Sales to customers outside the United States represent a significant portion of our sales. International sales are subject to various risks and uncertainties. See "Risk Factors" in Part I, Item 1A of this report. The following table sets forth foreign revenue by geographic area ($ in thousands):

	Twelve Months Ended December 31,		Six Months Ended December 31,	Twelve Months Ended June 30,
	2016	2015	2015	2015
Foreign revenue:	Audited	(Unaudited)	Audited	Audited
EMEA	$1,955	$1,820	$713	$2,195
APAC	2,293	3,228	1,211	4,169
Other foreign revenue	92	476	140	609
	$4,340	$5,524	$2,064	$6,973
Foreign revenue as a percentage of total net revenue	46.1%	50.3%	41.9%	54.0%

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

ENGINEERING

In the year ended December 31, 2016, our power supply team introduced the XR125 and XR160, which are key additions to our product portfolio. We continue to perform sustaining engineering work on our current products as well as investigate future design opportunities.

Our engineering efforts have expanded to encompass both the USA and Singapore.  We have also formed strategic partnerships for supplementary engineering resources with third party companies in Europe and Asia to capture additional state-of-the-art technology driven power designs.  Growing our engineering both internally and externally will allow us to increase our product breadth in releasing more standard and modified standard power solution products in the future.

We incurred engineering costs of $1.0 million and $1.4 million (unaudited) for the twelve months ended December 31, 2016 and 2015, representing 10.5%, and 12.4% of net revenues, respectively.

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

COMPETITION

The worldwide storage market is highly competitive. Competitors vary in size from small start-ups to large multi-national corporations which may have substantially greater financial, engineering and marketing resources than us. In the tape automation market, we believe our primary competitors are International Business Machines Corporation ("IBM"), Oracle/StorageTek, Dell Inc., Hewlett Packard, Sphere 3D (formally Overland Storage), Spectra Logic and Quantum Corporation. Key competitive factors include product features, reliability, durability, scalability and price. Barriers to entry in tape automation are relatively high.

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

INTELLECTUAL PROPERTY

We rely on copyright protection of our firmware, as well as patent protection for some of our designs and products. We also rely on a combination of trademark, trade secret and other intellectual property laws to protect our proprietary rights. Despite our efforts to protect our proprietary rights, competition in our businesses is significant. We believe that, because of the rapid pace of technological change in the tape storage and power supply industries, patent, copyright, trademark and trade secret protection are less significant than factors such as market responsiveness, knowledge, ability and the experience of our personnel as well as timely new product introductions.

We enter into Employee Proprietary Information and Inventions Agreements with all employees and consultants to protect our technology and designs. However, we do not believe that such protection can preclude competitors from developing substantially equivalent products.

EMPLOYEES

As of December 31, 2016, we had 22 employees worldwide. We also employ a small number of consultants and temporary employees as needed. We are not a party to any collective bargaining agreement or other similar agreement. We believe that we have a good relationship with our employees. During the year ended December 31, 2016, we continued to adjust our staffing by eliminating certain positions and creating new positions that were more suited to the strategy of the Company.

AVAILABILITY OF SEC FILINGS

We are subject to the informational requirements of the Securities Exchange Act of 1934. Therefore, we file periodic reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street N.E., Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically. Our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge on our website as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. Our website addresses are www.qualstar.com and www.n2power.com. Information contained on our web site is not part of this report on Form 10-K or our other filings with the SEC.

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

The Company has had a history of operating losses since fiscal year ended June 30, 2004. There is no assurance that management can reverse this trend and if profitability is not achieved, the Company may require additional financing.

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

We generate a significant percentage of our revenue internationally, and we believe that international sales will continue to represent a substantial portion of our revenues. In addition, our manufacturing of power supply products is performed by contract manufacturers in Asia. We face risks that the countries in which we conduct business, or in which we have customers, suppliers, or contract manufacturers could:

●	Experience financial, economic or political instability;

●	Adopt laws that make the enforcement of our contractual or other legal rights and remedies difficult or uncertain;

●	Provide inadequate intellectual property protection for our technology;

●	Impose restrictions on the export or import of technology that would affect our ability to obtain supplies from, or sell products into, such countries;

●	Impose tariffs, quotas, taxes, other market barriers; or

●	Impose other laws, regulations or policies adversely affecting trade, investment or taxes, including those relating to the repatriation of funds and to withholding taxes.

Other risks and costs associated with international operations include:

●	Currency exchange risk, to the extent that exchange rate fluctuations could make our products unaffordable to foreign purchasers or more expensive compared to those of foreign manufacturers;

●	Compliance with laws and regulations in various regions in which we operate;

●	Greater difficulty and longer delays in collecting accounts receivable from international customers; or

●	Increased risk of shipping disruptions particularly in foreign countries experiencing political instability.

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

Intellectual property infringement claims brought against us could result in a substantial liability and significant costs, and as a result, our business, financial condition and operating results may be materially and adversely affected.

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

The average trading volume in our stock has been historically low, with little or no trading at all on some days. This, as well as the factors listed below, has caused the price of our stock to be volatile. Consequently, it may be difficult to sell your shares of our stock at the price you paid for them or at a price equal to that quoted on the NASDAQ Stock Market. Factors that may cause our stock price to fluctuate in the future include:

●	Quarterly variations in operating results, especially if they differ from our previously announced forecasts or forecasts made by analysts;

●	Announcements by us of anticipated future revenues or operating results, or by others concerning us, our competitors, our customers, or our industry;

●	The introduction of new technology or products by us or our competitors;

●	Comments about us and the data storage or power supply markets made by industry analysts or on Internet comment sites; or

●	Changes in earnings estimates by analysts or changes in accounting policies; in product pricing policies by us or our competitors; or in general economic conditions.

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

Steven N. Bronson, our Chief Executive Officer and President, simultaneously serves as the President and Chief Executive Officer of Interlink Electronics, Inc. (NASDAQ: LINK) and Chief Executive Officer and Chairman of BKF Capital Group, Inc. (OTCMKTS: BKFG). As a result, he divides his time among these companies and does not devote his full business time and attention to Qualstar’s business. Mr. Bronson currently works on average approximately 20 to 30 hours per week for Qualstar. There can be no assurance, however, that the amount of time Mr. Bronson devotes to our Company will not diminish from time to time for limited or extended periods as his other business obligations require a greater portion of his attention. Mr. Bronson is not required to spend a minimum amount of time on Qualstar business. Our continued success depends in part upon the availability and performance of Mr. Bronson, who possesses unique and extensive industry knowledge and experience as well as a deep understanding of our business and strategy. A reduction in Mr. Bronson’s services to Qualstar from their current levels due to his obligations to Interlink Electronics, BKF Capital or other organizations with which he is affiliated could have a disruptive effect, adversely impacting our ability to manage our business effectively and execute our business strategy.

 ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Since May 1, 2016, headquarters has been located in Simi Valley, California. We occupy a building with 15,160 rentable square feet of space. Our lease on this facility began December 15, 2014 and expires February 28, 2018. Rent for this facility is $10,000 per month. Prior to May 1, 2016, our headquarters were located in Westlake Village, California.

We signed a two year lease for a facility with 1,359 square feet in Singapore for our power supply engineering staff, effective April 1, 2016. Rent for this facility is $2,200 per month. This lease will expire on March 31, 2018. Prior to this lease, our staff was subleasing space on a month to month basis from BDT Automation Pte. Ltd., in the amount of $1,000 per month.

Qualstar entered into a lease for 5,400 square feet of rentable space at the Westlake Village, California facility, effective May 1, 2016 for our sales, finance and administration staff. Rent for this facility is approximately, $10,000 per month. On March 21, 2016, in order to reduce operating expenses, Qualstar subleased its Westlake Village facility for approximately $11,000 per month and the term will remain the same as the master lease, ending January 31, 2020.

On July 1, 2015, Qualstar Corporation entered into a one year sublease agreement with Interlink Electronics, Inc. The sublease agreement is for 608 square feet of space in the Qualstar building located in Simi Valley, California. Qualstar receives rent each month which is equal to the base rent per square foot in the master lease, plus additional rent for common area services, utilities and other shared expenses. The space is used for engineering and light manufacturing.

ITEM 3. LEGAL PROCEEDINGS

Qualstar is subject to a variety of other claims and legal proceedings that arise from time to time in the ordinary course of our business. Although management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. We accrue loss contingencies in connection with our commitments and contingencies, including litigation, when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. As of December 31, 2016, we had accrued aggregate current liabilities of $25,000 in probable fees and costs related to these legal matters.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Qualstar’s common stock is traded on The NASDAQ Capital Market or NASDAQ (Symbol — QBAK).  On June 14, 2016, upon receiving approval from the majority of the Company’s shareholders at the 2016 Annual Meeting, the Company filed with the Secretary of State of the State of California a Certificate of Amendment of Restated Articles of Incorporation to implement a one-for-six reverse stock split (the “Reverse Split”) of all outstanding shares of common stock, effective as of the close of business on June 14, 2016. Upon the effectiveness of the Reverse Split, each six shares of common stock issued and outstanding immediately prior to the effective time automatically were combined, reclassified and converted into one fully paid and nonassessable share of common stock, subject to the treatment of fractional share interests, as determined by each beneficial owner. Shareholders who otherwise would have been entitled to receive fractional shares as a result of the reverse split instead received a cash payment in lieu thereof equal to the fraction to which such shareholder otherwise would have been entitled multiplied by $2.52, which represents the last sale price of the common stock as reported on the NASDAQ (as adjusted to reflect the reverse split) on June 13, 2016, the last trading day preceding the effective date of the reverse split. In addition, the aggregate number of equity-based awards that remain available to be granted under the Company’s equity incentive plans and other benefit plans were reduced proportionately to reflect the reverse split, and all outstanding options, warrants, notes, debentures and other securities convertible into Common Stock will be adjusted as a result of the reverse split, as required by the terms of these securities.

The reverse split decreased the number of outstanding shares of common stock from 12,253,117 to approximately 2,042,020, as of June 14, 2016. The Company’s authorized number of shares of common stock remains 50,000,000 and the authorized number of shares of preferred stock of the Company remains 5,000,000.

The following table sets forth the high and low closing sale prices of our common stock as reported by NASDAQ, during the periods indicated, adjusted for the one-for-six reverse split:

Period Ending	Date Range			High	Low
December 31, 2016:
First Quarter	January 1	—	March 31, 2016	$4.92	$2.28
Second Quarter	April 1	—	June 30, 2016	$4.44	$2.16
Third Quarter	July 1	—	September 30, 2016	$5.90	$2.65
Fourth Quarter	October 1	—	December 31, 2016	$4.14	$2.62

December 31, 2015:
First Quarter	January 1	—	March 31, 2015	$9.60	$7.92
Second Quarter	April 1	—	June 30, 2015	$9.24	$6.78
Third Quarter	July 1	—	September 30, 2015	$10.74	$5.70
Fourth Quarter	October 1	—	December 31, 2015	$7.86	$3.42

Holders

There were approximately 28 owners of record of Qualstar’s common stock as of March 8, 2017, not including beneficial owners who own their stock in street name through Cede & Co. and others.

Dividend Policy

No dividends were declared in the twelve months ended December 31, 2016 or 2015. Any future determination to pay dividends will be at the discretion of the Company’s Board of Directors and will depend upon, among many other factors, the Company’s results of operations, financial condition, capital requirements and any contractual restrictions.

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides additional information regarding Qualstar’s equity compensation plans as of December 31, 2016:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted-average exercise price of outstanding options, warrants and rights (1)	(c) Number of securities remaining available for future issuance under equity compensation plans(excluding securities reflected in column (a) (2)
Equity compensation plans approved by security holders	23,333	$9.49	60,000
Equity compensation plans not approved by security holders	—	—	—
Totals	23,333	$9.49	60,000

(1)

Includes shares subject to stock options granted under the 1998 Stock Incentive Plan and the 2008 Stock Incentive Plan as of December 31, 2016. The 1998 Stock Incentive Plan expired in 2008 and no further options may be granted under that plan.

(2)	Includes shares available for issuance under the 2008 Stock Incentive Plan as of December 31, 2016.

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

	Twelve Months Ended December 31,		Six Months Ended December 31,		Fiscal Years Ended June 30,
	2016	2015	2015	2014	2015	2014
	Audited	Unaudited	Audited	Unaudited	Audited	Audited
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net revenues	$9,417	$10,978	$4,924	$6,848	$12,902	$10,941
Cost of goods sold	6,824	7,889	3,881	4,522	8,530	8,350
Gross profit	2,593	3,089	1,043	2,326	4,372	2,591
Operating expenses:
Engineering	990	1,360	694	685	1,351	2,461
Sales and marketing	1,229	1,938	957	1,096	2,077	2,200
General and administrative	1,587	2,399	1,259	1,368	2,478	3,780
Restructuring expense (income)	-	-	-	(245)	(245)	(202)
Total operating expenses	3,806	5,697	2,910	2,904	5,661	8,239
Loss from operations	(1,213)	(2,608)	(1,867)	(578)	(1,289)	(5,648)
Other income (loss)	3	2	2	11	(19)	24
Loss before income taxes	(1,210)	(2,606)	(1,865)	(567)	(1,308)	(5,624)
Provision (benefit) for income taxes	-	20	20	-	-	-
Net loss	$(1,210)	$(2,626)	$(1,885)	$(567)	$(1,308)	$(5,624)

Net loss per Share:
Basic and Diluted(1)	$(0.59)	$(1.29)	$(0.92)	$(0.28)	$(0.64)	$(2.75)
Shares used to compute net loss per share:
Basic and Diluted(1)	2,042	2,042	2,042	2,042	2,042	2,042

(1) The prior period shares and per share amounts have been adjusted retrospectively for the reverse stock split, as described in Item 5.

	December 31,		June 30,
	2016	2015	2015	2014
	Audited	Audited	Audited	Audited
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$3,691	$3,863	$4,596	$5,362
Restricted cash	100	100	100	100
Marketable securities	-	-	-	1,763
Working capital	4,644	5,707	7,573	8,653
Total assets	7,263	8,727	10,684	12,785
Shareholders’ equity	4,839	6,047	7,910	9,123

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

Beginning in the fiscal year ended June 30, 2015, the Company took substantial action to reduce overhead spending. The Company reduced its leased space by 63.8% to 20,560 square feet from 56,845 square feet. The Company’s base rent payments reduced to $20,000 compared to $44,000 per month, a 54.5% reduction. In April 2016, the Company reduced the size of its facilities and consolidated its offices into the Simi Valley facility, which consists of 15,160 square feet of rentable space and which reduced rental costs from $20,000 to $10,000 per month.

On January 4, 2016, Qualstar changed its fiscal year from June 30 to December 31. As a result, the Company reported a transition period for the six months beginning July 1, 2015 and ending December 31, 2015. The audited financial statements presented in this report reflect the twelve month period beginning, January 1, 2016 to December 31, 2016.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our consolidated financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to loss contingencies, product life cycles and inventory obsolescence, bad debts, sales returns, warranty costs, share-based compensation forfeiture rates, and the potential outcome of future tax consequences. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Deferred revenue, which relates primarily to our service contracts, was approximately $892,000 and we had no deferred profit at December 31, 2016. Deferred revenue was approximately $1,098,000 and we had no deferred profit, at December 31, 2015.

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

Inventory Valuation

We record inventories at the lower of cost or market value on a first in first out basis. We assess the value of our inventories periodically based upon numerous factors including expected product or material demand, current market conditions, technological obsolescence, current cost and net realizable value. If necessary, we write down our inventory for estimated obsolescence, potential shrinkage, or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If technology changes more rapidly than expected, or market conditions become less favorable than those projected by management, additional inventory write-downs may be required.

Warranty Obligations

We provide for the estimated cost of product warranties at the time revenue is recognized. We engage in extensive product quality programs and processes, including active monitoring and evaluation of product failure rates, material usage and estimation of service delivery costs incurred in correcting a product failure. However, should actual product failure rates, material usage, or service delivery costs differ from our estimate; revisions to the estimated warranty liability would be required. Historically our warranty costs have not been significant.

Legal and Other Contingencies

The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. An estimated loss from a loss contingency such as a legal proceeding or claim is accrued by a charge to income if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. When legal costs that the entity expects to incur in defending itself in connection with a loss contingency accrual are expected to be material, the loss should factor in all costs and, if the legal costs are reasonably estimable, they should be accrued regardless of whether a liability can be estimated for the contingency itself. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. Changes in these factors could materially impact our financial statements.

Share-Based Compensation

Share-based compensation is accounted for at fair value over the vesting period. We use the Black-Scholes option-pricing model to determine fair value of the award at the date of grant and recognize compensation expense over the vesting period. The inputs we use for the model require the use of judgment, estimates and assumptions regarding the expected volatility of the stock, the expected term the average employee will hold the option prior to the date of exercise, expected future dividends, and the amount of share-based awards that are expected to be forfeited. Changes in these inputs and assumptions could occur and actual results could differ from these estimates, and our results of operations could be materially impacted.

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

The Company has net operating loss carry-forwards for federal income tax purposes of approximately $33.0 million and net operating loss carry-forwards for state income tax purposes of approximately $22.0 million. The Company has engineering and other credits for tax purposes of $2.7 million. If not utilized, the federal net operating loss and other tax credit carry-forwards will start to expire beginning in 2025 and 2024, respectively. If not utilized, the state net operating loss carry-forward as of December 31, 2016 will begin to expire December 31, 2017. The state engineering credit has no limit on the carry-forward period.

Recent Accounting Pronouncements

See Recent Accounting Guidance in “Note 1 Summary of Significant Accounting Policies" in the accompanying notes to the consolidated financial statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on our results of operations and financial condition.

RESULTS OF OPERATIONS

The following table reflects, as a percentage of net revenues, consolidated statements of operations data for the periods indicated. The table summarizes the revenue for the Company’s two business segments, data storage and power supplies, as discussed in Note 11 of our consolidated financial statements.

	Twelve Months Ended December 31,				Six Months Ended December 31,		Twelve Months Ended June 30,
	2016		2015		2015		2015
	Audited		Unaudited		Audited		Audited
	(In thousands)
	$	%	$	%	$	%	$	%
Power supply revenues	$5,601	59.5%	$5,842	53.2%	$2,463	50.0%	$6,330	49.1%
Storage revenues:
Product	1,949	20.7%	3,063	27.9%	1,410	28.6%	4,478	34.7%
Service	1,867	19.8%	2,073	18.9%	1,051	21.4%	2,094	16.2%
Total storage revenues	3,816	40.5%	5,136	46.8%	2,461	50.0%	6,572	50.9%
Net revenues	9,417	100.0%	10,978	100.0%	4,924	100.0%	12,902	100.0%
Cost of goods sold	6,824	72.5%	7,889	71.9%	3,881	78.8%	8,530	66.1%
Gross profit	2,593	27.5%	3,089	28.1%	1,043	21.2%	4,372	33.9%
Operating expenses:
Engineering	990	10.5%	1,360	12.4%	694	14.1%	1,351	10.5%
Sales and marketing	1,229	13.1%	1,938	17.7%	957	19.4%	2,077	16.1%
General and administrative	1,587	16.9%	2,399	21.9%	1,259	25.6%	2,478	19.2%
Restructuring recovery	-	-%	-	-%	-	-%	(245)	(1.9)%
Total operating expenses	3,806	40.5%	5,697	51.9%	2,910	59.1%	5,661	43.9%
Loss from operations	(1,213)	(13.0)%	(2,608)	(23.8)%	(1,867)	(37.9)%	(1,289)	(10.0)%
Other income (expense)	3	0.0%	2	0.0%	2	(0.0)%	(19)	(0.1)%
Loss before income taxes	(1,210)	(13.0)%	(2,606)	(23.8)%	(1,865)	(37.9)%	(1,308)	(10.1)%
Provision for income taxes	-	0.0%	20	(0.2)%	20	0.4%	-	0.0%
Net loss	$(1,210)	(13.0)%	$(2,626)	(24.0)%	$(1,885)	(38.3)%	$(1,308)	(10.1)%

On January 4, 2016, the Company changed the fiscal year from June 30 to December 31. In this Report, we compare financial results for the twelve months beginning January 1, 2016 through December 31, 2016, which are audited, with the financial results for January 1, 2015 through December 31, 2015, which are unaudited. This report also compares the financial results for the six months ended December 31, 2015, which are audited with the financial results for the six months ended December 31, 2014, which are unaudited and the financial results for the fiscal years ended June 30, 2015 with the financial results for the fiscal years ended June 30, 2014, both of which are audited.

Comparison of the Twelve Months Ended December 31, 2016 (audited) and 2015 (unaudited)

Change in Net Revenues:

	Twelve Months Ended December 31,
	2016		2015		Change
	Audited		Unaudited

	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Power supply revenues	$5,601	59.5%	$5,842	53.2%	$(241)	(4.1)%
Storage revenues	3,816	40.5%	5,136	46.8%	(1,320)	(25.7)%
Net revenues	$9,417	100.0%	$10,978	100.0%	$(1,561)	(14.2)%

The decrease in net revenues is attributed to the segment-specific factors as set forth below.

Segment Revenue

Power Supplies – The decrease in sales is attributed to the buying cycles of our customers. Key customers that incorporate our power supplies have variable life cycles and production demands. As some projects are end of life, the timing of new production creates a fluctuation in sales.

Storage – The decrease in revenues is attributed to the changing data storage market dynamics. With the release of LTO 7 (Linear Tape-Open) tape technology, the capacity of tape libraries increases by 58%. The Company has seen a shift in sales to smaller libraries, therefore, reducing revenue. Also, the overall small to medium size business market for tape libraries is declining due to competition from the cloud. Small business owners are reducing or eliminating their IT departments and eliminating onsite data storage systems and the related service contracts.

Gross Profit:

	Twelve Months Ended December 31,
	2016		2015		Change
	Audited		Unaudited
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Gross profit	$2,593	27.5%	$3,089	28.1%	$(496)	(16.1)%

The gross profit decrease is primarily attributed to the decline in sales, increase in write offs for obsolete inventory and reserves for slow moving items.

Operating Expenses:

	Twelve Months Ended December 31,
	2016		2015		Change
	Audited		Unaudited
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Engineering	$990	10.5%	$1,360	12.4%	$(370)	(27.2)%
Sales and marketing	$1,229	13.1%	$1,938	17.7%	$(709)	(36.6)%
General and administrative	$1,587	16.9%	$2,399	21.9%	$(812)	(33.8)%

Engineering

The engineering expenses decreased in the twelve months ended December 31, 2016 compared to 2015, are a result of the reduction in headcount, consulting fees, product compliance costs and facilities costs. The corporate strategy of selling private label products and using consultants for engineering projects reduces the need for engineering headcount and allows more flexibility in managing costs.

Sales and Marketing

The Company reduced sales and marketing expenses for the twelve months ended December 31, 2016 compared to 2015. The primary reasons for the reductions are due to payroll and related expenses, travel, sales commissions and facilities costs. The decrease in sales decreased commission expense. Based on the declining sales, the Company reduced marketing expenses, such as tradeshows, and focused more on inside sales efforts.

General and Administrative

The general and administrative costs decreased for the twelve months ended December 31, 2016 compared to 2015, primarily due to the decrease in payroll and related expenses and the reduction in facilities costs.

Other Income:

For the twelve months ended December 31, 2016 compared to 2015, the Company had an increase in investment income of $1,000 from $2,000 (unaudited) to $3,000.

Provision for Income Taxes:  No provision for income taxes was required for the twelve months ended December 31, 2016 and $20,000 (unaudited) was required for the twelve months ended December 31, 2015. The provision was related to state franchise and income tax due to the income allocation. The Company has federal net losses and does not require a provision for federal taxes for either period.

Six Months Ended December 31, 2015 Compared to Six Months Ended December 31, 2014 (unaudited)

Change in Net Revenues:

	Six Months Ended December 31,
	2015		2014		Change
	Audited		Unaudited
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Power supply revenues	$2,463	50.0%	$2,952	43.1%	$(489)	(16.6)%
Storage revenues	2,461	50.0%	3,896	56.9%	(1,435)	(36.8)%
Net revenues	$4,924	100.0%	$6,848	100.0%	$(1,924)	(28.1)%

The decrease in net revenues is attributed to the segment-specific factors as set forth below.

Segment Revenue

Power Supplies - The decrease in power supply revenue was due to a request by the manufacturers to delay orders. The Company attributes this to the general economic slowdown by the manufacturers at the end of the year 2015.

Storage - The Company has seen a rise in competitive bidding for its products, which has caused our revenue to decline. The Company was awarded a nonrecurring large customer order in Korea, in the six months ended December 31, 2014.

Gross Profit:

	Six Months Ended December 31,
	2015		2014		Change
	Audited		Unaudited
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Gross profit	$1,043	21.2%	$2,326	34.0%	$(1,283)	(55.2)%

The decrease was due to $900,000 inventory reserve expense, $200,000 of reduced margin from competitive pricing, and $200,000 from scrapped inventory.

Operating Expenses:

	Six Months Ended December 31,
	2015		2014		Change
	Audited		Unaudited
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Engineering	$694	14.1%	$685	10.0%	$9	1.3%
Sales and marketing	$957	19.4%	$1,096	16.0%	$(139)	(12.7)%
General and administrative	$1,259	25.6%	$1,368	20.0%	$(109)	(8.0)%
Restructuring recovery	$-	-%	$(245)	(3.6)%	$245	100.0%

Engineering

The increase in engineering expense is primarily attributed to an increase in compliance testing and materials expense offset by a reduction in headcount and consultant fees, as we continue with our corporate strategy of introducing new products through partnerships on an OEM basis.

Sales and Marketing

The decrease in sales and marketing expenses is attributed to a reduction in tradeshow attendance, travel and sales commission expenses offset by increased expenses related to headcount and consulting adjustments. The decrease in sales created a decrease in commission expense. Based on the declining sales, the Company reduced marketing expenses, such as tradeshows, and focused more on inside sales efforts.

General and Administrative

General and administrative expenses were $1.3 million in the six months ended December 31, 2015 as compared to $1.4 million (unaudited) in the six months ended December 31, 2014. The decrease of approximately $0.2 million, or 14.3%, is attributed to a $0.1 million decrease in bonuses and stock compensation expenses related to the company performance; $0.1 million decrease of nonrecurring expense associated with the facility relocation; an increase in bad debt expense of $0.1 million for sales to the Korean government that are at risk due to political issues in that region; offset by expense reductions in business insurance, travel and other office expenses.

Restructuring recovery

The restructuring recovery is related to a lease abandonment charge initially taken in fiscal 2013 for the lease abandonment when all manufacturing went to an outside contract manufacturer. During fiscal 2014, the Company moved the manufacturing back in-house and a portion of the abandonment charge was recovered. During the six months ended December 31, 2014, the Company moved out of the facility and relocated to a smaller facility and the remaining abandonment charge was recovered. There were no restructuring expenses or income for the six month period ended December 31, 2015.

Other Income and Expenses

Other income for the six month period ended December 31, 2015 was $2,000, primarily related to investment income. Other income in the six months ended December 31, 2014 was $11,000 (unaudited), primarily investment income, a decrease of $9,000, or 81.8%. The Company has used cash to operate the business, for the six months ended December 31, 2015 reducing the investment income.

Provision for Income Taxes

Provision for income taxes for the six months ended December 31, 2015 was $20,000 and there was no provision (unaudited) in the six months ended December 31, 2014.The provision was related to state franchise and income tax due to the income allocation. The Company has federal net losses and does not require a provision for federal taxes for either period.

Fiscal Year Ended June 30, 2015 Compared to Fiscal Year Ended June 30, 2014

Change in Net Revenues:

	Fiscal Year Ended June 30,
	2015		2014		Change
	Audited		Audited
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Power supply revenues	$6,330	49.1%	$5,874	53.7%	$456	7.8%
Storage revenues	6,572	50.9%	5,067	46.3%	1,505	29.7%
Net revenues	$12,902	100.0%	$10,941	100.0%	$1,961	17.9%

The increase in net revenues is attributed to the segment-specific factors as set forth below.

Segment Revenue

Power Supplies - The increase in revenue was partially due to increased sales of our new products introduced in this fiscal year. The Company added the XL and PL Series of high wattage power supplies to its N2Power brand product portfolio. We also saw an increase in our standard product sales to distributors and to original equipment manufacturers (“OEM”).

Data Storage - The Company has increased its product offerings in order to be more competitive in the data storage market place. The Company introduced the Q24 model to target buyers with smaller storage capacity needs, and an enhanced RLS model that provides more flexibility in our system to allow additional storage without having to advance to a larger, more expensive system. The revenue generated from these models contributed the majority of the revenue increase. The Company also saw an increase in sales of the XLS enterprise model, to customers in South America and Mexico.

Gross Profit:

	Fiscal Year Ended June 30,
	2015		2014		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Gross profit	$4,372	33.9%	$2,591	23.7%	$1,781	68.7%

The increase in gross profit was due to a $2,600,000 reduction in the inventory reserve expense. In fiscal 2015, the provision for inventory reserve was a $300,000 recovery compared to a $2,200,000 expense taken in fiscal 2014 for the excess inventory purchased from the former contract manufacturer. These benefits were offset by the reduction in gross profit as we reduced selling prices required to be competitive in the market.

Operating Expenses:

	Fiscal Year Ended June 30,
	2015		2014		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Engineering	$1,351	10.5%	$2,461	22.5%	$(1,110)	(45.1)%
Sales and marketing	$2,077	16.1%	$2,200	20.1%	$(123)	(5.6)%
General and administrative	$2,478	19.2%	$3,780	34.5%	$(1,302)	(34.4)%
Restructuring recovery	$(245)	(1.9)%	$(202)	(1.8)%	$(43)	21.3%

Engineering

Engineering expenses decreased primarily due to a decrease in compensation expenses related to a reduction in headcount and consultant fees, as we continue to align our headcount with our corporate strategy of introducing new products through partnerships on an OEM basis.

Sales and Marketing

Sales and marketing expenses decreased due to decreased compensation and commission expenses related to headcount reductions.

General and Administrative

The decrease in general and administrative expenses is primarily attributed to a decrease in legal expenses incurred in 2014 as opposition to an unsolicited partial tender offer, the proxy contest and Annual Shareholder meeting, and the complaint filed against the former CEO and others, which was resolved in fiscal 2015. Additionally, a reduction in the facilities costs from the new leased facilities.

Restructuring recovery

The restructuring recovery is related to a lease abandonment charge initially taken in fiscal 2013 for the lease abandonment when all manufacturing went to an outside contract manufacturer. During fiscal 2014, the Company moved the manufacturing back in-house and a portion of the abandonment charge was recovered. During the twelve months ended June 30, 2015, the Company moved out of the facility and relocated to a smaller facility and the remaining abandonment charge was recovered.

Other Income and Expenses

Other expenses in fiscal 2015 were $19,000, primarily related to the loss on fixed assets attributed to the facility move offset by investment income. Other income in fiscal 2014 was $24,000, primarily investment income, a decrease of $43,000, or 179%. The Company has converted all marketable securities to cash or cash equivalents, reducing the investment income for 2015.

Provision for Income Taxes

We had no provision for income taxes for fiscal 2015 and 2014.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $127,000 in the twelve months ended December 31, 2016 compared to $1.2 million (unaudited) in the twelve months ended December 31, 2015.

Cash used in investing activities was $45,000 in the twelve months ended December 31, 2016 compared to $89,000 (unaudited) in the twelve months ended December 31, 2015. Our investing activities primarily include tooling for new products, software upgrades, office furniture and fixtures and warehouse equipment for the new leased facilities..

Cash was not used in financing in the twelve months ended December 31, 2016 and 2015.

The Company continues to focus on reducing operating expenses and striving to attain profitability and improved cash flow. By introducing private label products, we were able to get similar or greater margins without developing new products ourselves, allowing for less headcount and product risk. During the twelve months ended December 31, 2016, the Company reduced headcount by ten in order to improve cash flow and profitability to offset the reduction of revenues.

As of December 31, 2016, we had $3.7 million in cash and cash equivalents, and $100,000 in restricted cash, used as collateral for our corporate credit cards. We believe that our existing cash and cash equivalents will be sufficient to fund our working capital and capital expenditure needs for at least twelve months from the date of this report. We may utilize cash to invest in businesses, products or technologies that we believe are strategic. We periodically evaluate other companies and technologies for possible investment. In addition, we have made and may in the future make investments in companies with whom we have identified potential synergies.

SUMMARY OF CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following is a summary of our future payments due, offset by sublease income, under contractual obligations as of December 31, 2016 (in thousands):

Contractual Obligations	Total	Less than 1 Year	1 to 3 Years
Operating Leases	$153	$149	$4

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Qualstar Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of Qualstar Corporation and Subsidiary (collectively, the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive loss, shareholders' equity, and cash flows for the year ended December 31, 2016 and the six months ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Qualstar Corporation and Subsidiary as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for the year ended December 31, 2016 and the six months ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/Marcum LLP

Marcum, LLP

Los Angeles, CA

March 16, 2017

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Qualstar Corporation and Subsidiary

We have audited the accompanying consolidated statements of comprehensive loss, stockholders' equity, and cash flows for the year ended June 30, 2015, of Qualstar Corporation and Subsidiary (collectively, the financial statements). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Qualstar Corporation and Subsidiary and their cash flows for the year ended June 30, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ SingerLewak LLP

Los Angeles, California

September 8, 2015, except for the retrospective presentation of the one-for-six reverse stock split as to which the date is March 16, 2017

QUALSTAR CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$3,691	$3,863
Restricted cash	100	100
Accounts receivable, net	1,583	1,630
Inventories, net	1,360	2,444
Prepaid expenses and other current assets	166	219
Total current assets	6,900	8,256
Property and equipment, net	286	446
Other assets	77	25
Total assets	$7,263	$8,727

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$888	$756
Accrued payroll and related liabilities	222	332
Deferred service revenue	787	994
Other accrued liabilities	359	467
Total current liabilities	2,256	2,549

Other long-term liabilities	63	27
Deferred service revenue, long term	105	104
Total long term liabilities	168	131
Total liabilities	2,424	2,680

Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000 shares authorized; 2,042 shares issued and outstanding as of December 31, 2016 and 2015, respectively	19,063	19,061
Accumulated deficit	(14,224)	(13,014)
Total shareholders’ equity	4,839	6,047
Total liabilities and shareholders’ equity	$7,263	$8,727

See accompanying notes to the consolidated financial statements

QUALSTAR CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Twelve Months Ended December 31,		Six Months Ended December 31,	Twelve Months Ended June 30,
	2016	2015	2015	2015
	Audited	Unaudited	Audited	Audited

Net revenues	$9,417	$10,978	$4,924	$12,902
Cost of goods sold	6,824	7,889	3,881	8,530
Gross profit	2,593	3,089	1,043	4,372
Operating expenses:
Engineering	990	1,360	694	1,351
Sales and marketing	1,229	1,938	957	2,077
General and administrative	1,587	2,399	1,259	2,478
Restructuring recovery	-	-	-	(245)
Total operating expenses	3,806	5,697	2,910	5,661
Loss from operations	(1,213)	(2,608)	(1,867)	(1,289)
Other expenses (income)	3	2	2	(19)
Loss before income taxes	(1,210)	(2,606)	(1,865)	(1,308)
Provision for income taxes	-	20	20	-
Net loss	$(1,210)	$(2,626)	$(1,885)	$(1,308)
Change in unrealized losses on investments	-	-	-	(1)
Comprehensive loss	$(1,210)	$(2,626)	$(1,885)	$(1,309)

Net loss per share:
Basic and Diluted	$(0.59)	$(1.29)	$(0.92)	$(0.64)
Shares used to compute net loss per share:
Basic and Diluted	2,042	2,042	2,042	2,042

See accompanying notes to the consolidated financial statements

QUALSTAR CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Accumulated Other Comprehensive Income	Accumulated
	Shares	Amount	(Loss)	Deficit	Total
Balances at July 1, 2014	2,042	$18,943	$1	$(9,821)	$9,123
Share-based compensation	—	96	—	—	96
Net loss	—	—	—	(1,308)	(1,308)
Change in unrealized loss on investments	—	—	(1)	—	(1)
Balances at June 30, 2015	2,042	19,039	—	(11,129)	7,910
Share-based compensation	—	22	—	—	22
Net loss	—	—	—	(1,885)	(1,885)
Balances at December 31, 2015	2,042	19,061	—	(13,014)	6,047
Share-based compensation	—	2	—	—	2
Net loss	—	—	—	(1,210)	(1,210)
Balances at December 31, 2016	2,042	$19,063	$—	$(14,224)	$4,839

See accompanying notes to the consolidated financial statements

QUALSTAR CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Twelve Months Ended December 31,		Six Months Ended December 31,	Twelve Months Ended June 30,
	2016	2015	2015	2015
	Audited	Unaudited	Audited	Audited

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,210)	$(2,626)	$(1,885)	$(1,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	182	217	101	220
Loss on disposal of assets	23	52	-	57
(Recovery) provision for doubtful accounts, net	(38)	26	84	(77)
Provision (recovery) for inventory reserve	972	356	627	(343)
Share-based compensation	2	62	22	96
Loss on sale of securities	-	3	-	11
Changes in operating assets and liabilities:
Accounts receivable	85	969	607	(831)
Inventories	112	269	(123)	572
Prepaid expenses and other assets	1	150	(63)	127
Accounts payable	132	(506)	(157)	(39)
Accrued payroll and related liabilities	(110)	(16)	(64)	74
Deferred service revenue	(206)	(113)	43	(142)
Other accrued liabilities	(72)	(33)	83	(781)
Net cash used in operating activities	(127)	(1,190)	(725)	(2,364)
CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of equipment	(45)	(151)	(8)	(217)
Proceeds from the sale of equipment	-	62	-	62
Proceeds from the sale of marketable securities	-	-	-	1,753
Net cash (used in) provided by investing activities	(45)	(89)	(8)	1,598
NET DECREASE IN CASH, RESTRICTED CASH AND CASH EQUIVALENTS	(172)	(1,279)	(733)	(766)
CASH, RESTRICTED CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,963	5,242	4,696	5,462
CASH, RESTRICTED CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,791	$3,963	$3,963	$4,696

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$9	$-	$-	$3

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

On January 4, 2016, we changed our fiscal year from June 30 to December 31. As a result, these financial statements include unaudited financial information for the twelve months ended December 31, 2015. A Transition Report was filed for the period from July 1, 2015 to December 31, 2015, which we refer to as a “transition period”. In this Report, we present financial results for the twelve months ended December 31, 2016, which are audited, with the financial results for the twelve months ended December 31, 2015, which are unaudited.

 Accounting Principles

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Estimates and Assumptions

Preparing financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include estimates of loss contingencies, product life cycles and inventory obsolescence, bad debts, sales returns, warranty costs, share-based compensation forfeiture rates, the potential outcome of future tax consequences of events that have been recognized in our consolidated financial statements or tax returns, and determining when investment impairments are other-than-temporary. Actual results and outcomes may differ from management’s estimates and assumptions.

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

At December 31, 2016, we had deferred revenue of approximately $892,000 and no deferred profit. At December 31, 2015, we had deferred revenue of approximately $1,098,000 and no deferred profit.

Cash and Cash Equivalents

Qualstar classifies as cash equivalents only cash and those investments that are highly liquid, interest-earning investments with original maturities of three months or less from the date of purchase.

Restricted Cash

At December 31, 2016 and 2015, $100,000 is restricted for use as collateral for the corporate credit cards.

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

Our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Sales outside North America represented approximately 46.1% of net revenues for the twelve months ended December 31, 2016, 50.3% (unaudited) of net revenues for the twelve months ended December 31, 2015, 41.9% of net revenues for the six months ended December 31, 2015, and 54.0% for the twelve months ended June 30, 2015.

Revenues from Qualstar’s largest customer totaled approximately 10.6% and 14.8% (unaudited) of revenues for the twelve months ended December 31, 2016 and 2015, respectively. Revenues from Qualstar’s largest customer totaled approximately 10.7% and 11.1% of revenues for the six months ended December 31, 2015 and the year ended June 30, 2015, respectively. At December 31, 2016, the largest customer’s accounts receivable balance, net of specific allowances, totaled approximately 22.3% of net accounts receivable. At December 31, 2015, the largest customer’s accounts receivable balance, net of specific allowances, totaled approximately 8.2% (unaudited) of net accounts receivable.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. Activity in the allowance for doubtful accounts was as follows (in thousands):

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (1)	Balance at End of Period
Twelve months ended December 31, 2016	$99	(38)	—	—	$61
Twelve months ended December 31, 2015 (unaudited)	$73	71	—	(45)	$99
Six months ended December 31, 2015	$15	84	—	—	$99
Twelve months ended June 30, 2015	$92	—	—	(77)	$15

(1)	Uncollectible accounts written off, net of recoveries.

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

Property and Equipment, net

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation expense is computed using the straight-line method. Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the term of the lease. Estimated useful lives are as follows:

Machinery and equipment (in years)	5	-	7
Furniture and fixtures (in years)	5	-	7
Leasehold Improvements (in years)	3	-	5
Computer equipment (in years)	3	-	5

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

Activity in the liability for product warranty (included in other accrued liabilities) for the periods presented is as follows (in thousands):

	December 31,
	2016	2015
	Audited	Unaudited
Beginning balance	$187	$168
Cost of warranty claims	(157)	(141)
Accruals for product warranties	206	160
Ending balance	$236	$187

Engineering

All engineering costs are charged to expense as incurred. These costs consist primarily of engineering salaries, benefits, outside consultant fees, purchased parts and supplies directly involved in the design and development of new products, and facilities and other internal costs.

Advertising

Advertising and promotion expenses include costs associated with direct and indirect marketing, trade shows and public relations. Qualstar expenses all costs of advertising and promotion as incurred. Advertising and promotion expenses for the years ended December 31, 2016 and 2015 (unaudited) were approximately $73,000 and $69,000, respectively. Advertising and promotion expenses for the six months ended December 31, 2015 were approximately $58,000 and for the year ended June 30, 2015 were approximately $150,000.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at December 31, 2016 and 2015 (in thousands):

	December 31, 2016

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash & Cash Equivalents
Level 1:
Cash	$3,691	$-	$-	$3,691	$3,691
Restricted Cash	100	-	-	100	100
Money Market Funds	-	-	-	-	-
Total	$3,791	$-	$-	$3,791	$3,791

	December 31, 2015

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash & Cash Equivalents
Level 1:
Cash	$828	$-	$-	$828	$828
Restricted Cash	100	-	-	100	100
Money Market Funds	3,035	-	-	3,035	3,035
Total	$3,963	$-	$-	$3,963	$3,963

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash and short-term marketable securities approximate their fair values due to the short term nature of these financial instruments.

Share-Based Compensation

Share-based compensation cost is measured at the grant date based on fair value of the award and is recognized as expense over the applicable vesting period of the stock award (generally four years) using the straight-line method.

Income Taxes

Income taxes are accounted for using the liability method. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities, and for the expected future tax benefit to be derived from tax credits and loss carry forwards. Current income tax expense or benefit represents the amount of income taxes expected to be payable or refundable for the current year. A valuation allowance is established when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Shares issuable under stock options of 23,333, 40,000 and 43,000 as of December 31, 2016, 2015 and June 30, 2015, respectively, have been excluded from the computation of diluted loss per share as the effect would be antidilutive.

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

In February 2016, the FASB issued ASU 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. For related party leases, the basis will be the legally enforceable terms and conditions of the arrangement. This standard is effective for fiscal years beginning after December 15, 2018. The Company is evaluating the impact it may have on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15 to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This standard is effective for fiscal years beginning after December 15, 2017, and is not expected to materially impact our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16 to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This standard is effective for fiscal years beginning after December 15, 2017, and is not expected to materially impact our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01 clarifying the definition of a business and adding guidance to evaluate whether transactions should be accounted for as acquisitions or disposals of assets or businesses. This standard is effective for fiscal years beginning after December 15, 2017, and is not expected to materially impact our consolidated financial statements.

Recent accounting guidance adopted

In November 2016, the FASB issued ASU 2016-18 to require restricted cash or restricted cash equivalents presented on the statement of cash flows. These amounts should be included within cash and cash equivalents when reconciling the beginning and ending balances for the period shown on the statement of cash flows. Early adoption is permitted, the Company has chosen to adopt this presentation on the current cash flow statement.

Note 2 – Inventories, net

Inventories consist of the following, in thousands:

	December 31, 2016	December 31, 2015

Raw materials	$45	$263
Finished goods	1,315	2,181
Inventories, net	$1,360	$2,444

Note 3 – Property and Equipment, net

The components of property and equipment are as follows, in thousands:

	December 31, 2016	December 31, 2015

Leasehold improvements	$114	$114
Furniture and fixtures	314	373
Machinery and equipment	1,039	1,329
	1,467	1,816
Less accumulated depreciation and amortization	(1,181)	(1,370)
Property and equipment, net	$286	$446

Depreciation and amortization expense for the year ended December 31, 2016 and 2015, the six months ended December 31, 2015 and the year ended June 30, 2015, was $182,000, $217,000 (unaudited), $101,000, and $220,000 respectively.

Note 4 – Accrued Payroll and Related Liabilities

The components of accrued payroll and related liabilities are as follows, in thousands:

	December 31, 2016	December 31, 2015

Accrued salaries and payroll taxes	$62	$179
Accrued vacation	120	153
Accrued bonuses	40	—
Total accrued payroll and related liabilities	$222	$332

Note 5 – Other Accrued Liabilities

The components of other accrued liabilities are as follows, in thousands:

	December 31, 2016	December 31, 2015

Accrued warranty	$236	$187
Accrued outside commissions	28	37
Accrued contingent legal fees	25	—
Accrued deferred rent	37	42
Accrued audit	—	149
Other accrued liabilities	33	52
Total other accrued liabilities	$359	$467

Note 6 – Income Taxes

The provision for (benefit from) income taxes is comprised of the following, in thousands:

	December 31, 2016	December 31, 2015
Current:
Federal	$—	$—
State	—	20
	—	20
Deferred:
Federal	—	—
State	—	—
	$—	$—
$20

 The following is a reconciliation of the statutory federal income tax rate to Qualstar’s effective income tax rate:

	Twelve Months Ended December 31,		Six Months Ended December 31,	Twelve Months Ended June 30,
	2016	2015	2015	2015
	Audited	(Unaudited)	Audited	Audited
Statutory federal income tax benefit	(34.0)%	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal income tax benefit	8.7	(10.9)	(10.9)	(4.3)
Foreign income taxes, net of federal income tax benefit	(1.3)	0.7	0.7	1.8
Engineering credits	(5.2)	(2.5)	(2.5)	(8.2)
Valuation allowance	26.2	48.3	48.3	43.3
Other	5.6	(0.5)	(0.5)	1.4
Effective federal income tax rate	0.0%	1.1%	1.1%	0.0%

The tax effect of temporary differences resulted in deferred income tax assets (liabilities) as follows:

	December 31, 2016	December 31, 2015

Deferred tax assets:
Net operating loss carry forwards	$12,295	$11,461
Engineering credit carry forwards	1,830	1,771
Inventory reserves	1,015	1,412
Capital loss and other credit carry forwards	21	67
Allowance for bad debts and returns	45	44
Capitalized inventory costs, stock compensation and other accruals	596	784
Total gross deferred tax assets	15,802	15,539
Less valuation allowance on deferred tax assets	(15,765)	(15,448)
Net deferred tax assets	37	91
Deferred tax liabilities:
Depreciation and other	(37)	(91)
Total deferred tax liabilities	(37)	(91)
Net deferred taxes	$—	$—

The Company records a valuation allowance against its net deferred income tax assets when in management’s judgment, it is more likely than not that the deferred income tax assets will not be realized in the foreseeable future. For the year ended December 31, 2016, the short year ended December 31, 2015, and the year ended June 30, 2015, the Company placed a valuation allowance on net deferred tax assets. The Company has net operating loss carry-forwards for federal income tax purposes of approximately $32.6 million as of December 31, 2016, $30.1 million as of December 31, 2015, and $29.4 million as of June 30, 2015.  The Company has net operating loss carry-forwards for state income tax purposes of approximately $21.9 million as of December 31, 2016, $20.3 million as of December 31, 2015, and $20.4 million as of June 30, 2015. The Company has net operating loss carry-forwards for foreign income tax purposes of approximately $0.2 million as of December 31, 2016 and December 31, 2015. The Company had engineering and other credits for tax purposes of $2.7 million as of December 31, 2016, $2.6 million as of December 31, 2015, and $2.6 million as of June 30, 2015. If not utilized, the federal net operating loss will expire beginning in 2025, and other tax credit carry-forwards will expire beginning in 2024. If not utilized, the state net operating loss carry-forward as of December 31, 2016, will expire beginning in 2017.  The state engineering credit has no limit on the carry-forward period.

The following table summarizes the activity related to the Company’s uncertain tax positions (in thousands):

	December 31, 2016	December 31, 2015

Beginning Balance	$27	$17
Increases related to tax positions taken in prior year	2	10
Decreases due to lapse of statute of limitations	—	—
Related interest and penalties, net of federal tax benefit	—	—
Balance at December 31	$29	$27

The deferred tax asset amounts related to NOL and credit carryforwards have been reduced by approximately $540,000 of uncertain tax positions. While the Company expects that the amount of its uncertain tax positions will change in the next twelve months, the Company does not expect this change to have a significant impact on its results of operations or financial position. In addition, future changes in the unrecognized tax benefit will have no impact on the Company’s effective tax rate due to the existence of the valuation allowance.

The Company’s policy is to include interest and penalties on uncertain tax positions in income tax expense, but they are not significant at December 31, 2016. The Company files its tax returns by the laws of the jurisdictions in which it operates. The Company’s federal tax returns for fiscal years June 30, 2013 and subsequent and California tax returns for fiscal years June 30, 2012 and subsequent, are still subject to examination. Various state and foreign jurisdictions’ tax years remain open to examination as well, though the Company believes any additional assessment will be immaterial to its consolidated financial statements. The company does not have any open examinations as of December 31, 2016.

Note 7 – Preferred Stock

Qualstar’s capital structure allows for the Board of Directors to authorize up to 5,000,000 shares of preferred stock. The Board of Directors has authority to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares of preferred stock without any future vote or action by the shareholders. At December 31, 2016 and 2015, there were no outstanding shares of preferred stock.

Note 8 –Stock Based Compensation

The Company recorded share-based compensation associated with outstanding stock options and restricted stock grants during the twelve months ended December 31, 2016 and 2015(unaudited); the six months ended December 31, 2015 and the year ended June 30, 2015 of approximately $2,000, $62,000 (unaudited), $22,000 and $96,000 respectively. No income tax benefit was recognized in the statements of comprehensive loss for share-based arrangements in any period presented.

Stock Option Plan

The Company has two share-based compensation plans as described below.

Qualstar adopted the 1998 Stock Incentive Plan, (the “1998 Plan”) under which incentive and nonqualified stock options and restricted stock could be granted for shares of common stock. Under the terms of the 1998 Plan, options could be issued at an exercise price of not less than 100% of the fair market value of common stock on the date of grant. These option awards typically vest based upon four years of continuous service at a rate of 25% per year and terminate as specified in each option agreement, but terminate no later than ten years after the date of grant. The 1998 Plan expired in 2008 and no additional options may be granted under that plan. However, options previously granted under the 1998 Plan will continue under their terms.

Qualstar adopted the 2008 Stock Incentive Plan (the “2008 Plan”) under which incentive and nonqualified stock options and restricted stock may be granted for an aggregate of no more than 83,333 shares of common stock. Under the terms of the 2008 Plan, options may be issued at an exercise price of not less than 100% of the fair market value of common stock on the date of grant, or in the case of incentive stock options granted to a person who owns 10% or more of the total combined voting power of all classes of Qualstar stock, the exercise price must be at least equal to 110% of the fair market value of common stock on the date of grant. These option awards typically vest based on 4 years of continuous service at a rate of 25% per year and terminate as specified in each option agreement, but terminate no later than ten years after the date of grant.  Under the 2008 Plan, there were no options granted during the years ended December 31, 2016 and 2015; and six months ended December 31, 2015, and 33,333 options were granted during fiscal year ending June 30, 2015.

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

The following table summarizes all stock option activity; the amounts shown have been retrospectively restated for the one for six reverse split, effective June 14, 2016:

Options	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at July 1, 2014	12,333	$17.34	25.86	$—
Granted	33,333	7.50	—	—
Exercised	—	—	—	—
Forfeited or expired	(2,666)	22.26	—	—
Outstanding at June 30, 2015	43,000	9.42	48.54	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(3,000)	18.60	—	—
Outstanding at December 31, 2015	40,000	8.70	47.94	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited, canceled or expired	(16,667)	7.62	—	—
Outstanding at December 31, 2016	23,333	9.49	6.43	—
Exercisable at December 31, 2016	23,333	$9.49	6.43	$—

At December 31, 2016, there is no unrecognized compensation cost related to non-vested share-based compensation awards granted. The total fair value of shares vested for the year ended December 31, 2016 and 2015 was $12,000 and $29,000 (unaudited), respectively and for the six months ended December 31, 2015 and the year ended June 30, 2015, was $0 and $29,000, respectively.

Restricted Stock Awards

The following table summarizes all restricted stock awards activity:

Restricted Stock Awards	Shares	Weighted Average Fair Value Price per Share
Nonvested at July 1, 2015	16,667	$9.66
Granted (1)	—
Vested	—
Forfeited or expired (2)	(16,667)	(9.66)
Nonvested at December 31, 2015	—	$—
Granted (1)	—	—
Vested	—	—
Forfeited or expired (2)	—	—
Nonvested at December 31, 2016	—	$—

(1)	Restricted stock was granted on April 1, 2014 to Daniel K. Jan of 16,667 shares to vest beginning on April 1, 2017. The award was part of his employment agreement and the grant price is the closing price of the stock on April 1, 2014 of $9.66. The unvested shares are forfeited upon termination of his employment.
(2)	Daniel K. Jan was terminated as of December 31, 2015, all unvested shares were forfeited.

Note 9 – Stockholders’ Equity

On June 14, 2016, upon receiving approval from the majority of the Company’s shareholders at the 2016 Annual Meeting, the Company filed with the Secretary of State of the State of California a Certificate of Amendment of Restated Articles of Incorporation to implement a one-for-six reverse stock split (the “Reverse Split”) of all outstanding shares of common stock, effective as of the close of business on June 14, 2016. Upon the effectiveness of the Reverse Split, each six shares of common stock issued and outstanding immediately prior to the effective time automatically were combined, reclassified and converted into one fully paid and non-assessable share of common stock, subject to the treatment of fractional share interests, as determined by each beneficial owner. Shareholders who otherwise would have been entitled to receive fractional shares as a result of the reverse split instead received a cash payment in lieu thereof equal to the fraction to which such shareholder otherwise would have been entitled multiplied by $2.52, which represents the last sale price of the common stock as reported on The NASDAQ Capital Market (as adjusted to reflect the reverse split) on June 13, 2016, the last trading day preceding the effective date of the reverse split. In addition, the aggregate number of equity-based awards that remain available to be granted under the Company’s equity incentive plans and other benefit plans were reduced proportionately to reflect the reverse split, and all outstanding options, warrants, notes, debentures and other securities convertible into Common Stock will be adjusted as a result of the reverse split, as required by the terms of these securities.

The reverse split decreased the number of outstanding shares of common stock from 12,253,117 to approximately 2,042,020 as of June 14, 2016. The Company’s authorized number of shares of common stock remains at 50,000,000 and the authorized number of shares of preferred stock of the Company remains at 5,000,000.

On November 11, 2016, the board of directors approved a stock repurchase program (the “Stock Repurchase Program”) to repurchase shares of the Company’s common stock. The program will seek open market or privately negotiated purchases of up to a maximum aggregate purchase price of $750,000, such Stock Repurchase Program to be conducted in compliance with all existing credit and other agreements to which the Company is a party and all federal and state securities laws and regulations promulgated under the Exchange Act.

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

Effective April 1, 2016, a two year lease was signed for 1,359 square feet for $2,200 per month in Singapore, which expires on September 30, 2018.

The Company provides for rent expense on a straight-line basis over the lease terms.

Future minimum lease payments under these leases are as follows:

Years Ending December 31,	Minimum Lease Payment	Sublease Revenue	Net Minimum Lease Payment
2017	$288	$(139)	$149
2018	160	(143)	17
2019	135	(147)	(12)
2020	11	(12)	(1)
Total Commitment	$594	$(441)	$153

Rent expense for the twelve months ended December 31, 2016 and 2015 was $184,000 and $314,000 (unaudited), respectively. Rent expense for the six months ended December 31, 2015 and year ended June 30, 2015 was $132,000, and $402,000, respectively.

Note 11 – Segment Information

Based on the provisions of ASC 280, “Segment Reporting,” and the manner in which the Chief Operating Decision Maker analyzes the business, Qualstar has determined that it has two separate operating segments. Segment revenue, loss before income taxes and total assets were as follows, in thousands:

	Twelve Months Ended December 31,		Six Months Ended December 31,	Twelve Months Ended June 30,
	2016	2015	2015	2015
	Audited	Unaudited	Audited	Audited
Revenue
Power Supplies	$5,601	$5,842	$2,463	$6,330
Data Storage:
Product	1,949	3,063	1,410	4,478
Service	1,867	2,073	1,051	2,094
Total Data Storage	3,816	5,136	2,461	6,572
Total Revenue	$9,417	$10,978	$4,924	$12,902

	Twelve Months Ended December 31,		Six Months Ended December 31,	Twelve Months Ended June 30,
	2016	2015	2015	2015
	Audited	Unaudited	Audited	Audited
(Loss) before Taxes
Power Supplies	$(545)	$(833)	$(524)	$(714)
Data Storage	(665)	(1,773)	(1,341)	(594)
Total Loss before Income Taxes	$(1,210)	$(2,606)	$(1,865)	$(1,308)

	December 31, 2016	December 31, 2015
Total Assets
Cash and Cash Equivalents	$3,691	$3,863
Restricted cash	100	100
Other Assets :
Power Supplies
Accounts receivable, net	1,158	1,009
Inventories, net	444	1,008
Other assets	74	75
	1,676	2,092
Data Storage
Accounts receivable, net	425	621
Inventories, net	916	1,436
Other assets	455	615
	1,796	2,672
Total Assets	$7,263	$8,727

	December 31, 2016	December 31, 2015
Property and Equipment
Power Supplies:
Gross fixed assets	$534	$568
Less: accumulated depreciation and amortization	(500)	(522)
Net power supply fixed assets	$34	$46
Data Storage:
Gross fixed assets	$933	$1,248
Less: accumulated depreciation and amortization	(681)	(848)
Net data storage fixed assets	$252	$400

In its operation of the business, management reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with GAAP. Our two segments are power supplies and data storage. The two segments discussed in this analysis are presented in the way we internally managed and monitored performance for the twelve months ended December 31, 2016 and 2015, the six months ended December 31, 2015 and the year ended June 30, 2015. Allocations for internal resources were made for the twelve months ended December 31, 2016 and 2015, the six months ended December 31, 2015 and the year ended June 30, 2015. The power supplies segment tracks certain assets separately, and all others are recorded in the data storage segment for internal reporting presentations.

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

Geographic Information

Information regarding revenues attributable to the Qualstar’s primary geographic operating regions is as follows, in thousands:

	Twelve Months Ended December 31,		Six Months Ended December 31,	Twelve Months Ended June 30,
	2016	2015	2015	2015
	Audited	(Unaudited)	Audited	Audited
Total Revenue:
North America	$5,077	$5,454	$2,860	$5,929
Europe	1,955	1,820	713	2,195
Asia Pacific	2,293	3,228	1,211	4,169
Other	92	476	140	609
	$9,417	$10,978	$4,924	$12,902
Power Supply Revenue:
North America	2,157	2,042	1,001	2,185
Europe	1,474	1,149	487	1,333
Asia Pacific	1,970	2,651	975	2,812
Other	—	—	—	—
	$5,601	$5,842	$2,463	$6,330
Data Storage Revenue:
North America	2,920	3,412	1,859	3,744
Europe	481	671	226	862
Asia Pacific	323	578	236	1,357
Other	92	476	140	609
	$3,816	$5,136	$2,461	$6,572

The geographic classification of revenues is based upon the location to which the product is shipped. Qualstar does not have any significant long-lived assets outside of the United States.

Note 12 – Legal Proceedings

Qualstar is subject to a variety of other claims and legal proceedings that arise from time to time in the ordinary course of our business. Although management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. We accrue loss contingencies in connection with our commitments and contingencies, including litigation, when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. As of December 31, 2016, we had accrued aggregate current liabilities of $25,000 in probable fees and costs related to these legal matters.

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

Note 14 – Related Party Transactions

Steven N. Bronson is the Company’s CEO and is also the President and CEO and a majority shareholder of Interlink Electronics, Inc. (“Interlink”). Interlink reimburses Qualstar for leased space at the Simi Valley facility and for other administrative expenses paid by or on behalf of the Company. The total amount charged to Interlink for the twelve months ended December 31, 2016 and 2015, the six months ended December 31, 2015 and the year ended June 30, 2015 was $33,000, $61,000, $31,000 and $43,000, respectively. Interlink owed Qualstar $1,000 and $6,000 at December 31, 2016 and December 31, 2015, respectively.

The Company reimburses Interlink for expenses paid on the Company’s behalf. Interlink occasionally pays travel and other expenses incurred by Qualstar. The Company reimbursed Interlink $13,000, $14,000 (unaudited), $4,000 and $56,000 for the twelve months ended December 31, 2016 and 2015, the six months ended December 31, 2015 and the year ended June 30, 2015, respectively. As of December 31, 2016 Qualstar owed Interlink $2,000, as of December 31, 2015 no balance was due.

The Company entered into a license agreement, dated May 1, 2014 (the “License Agreement”) with BKF Capital Group, Inc. (“BKF”). Pursuant to the License Agreement, commencing on May 1, 2014, BKF shall have a license to occupy and use one furnished office, telephone and other services, located at Qualstar’s executive offices. Pursuant to the License Agreement, BKF shall pay to Qualstar a license fee $1,200 per month. For the twelve months ended December 31, 2015 and the year ended June 30, 2015, BFK paid $2,400 and $9,600 to Qualstar as license fees, respectively. The License Agreement was no longer effective after the Company’s move to the new facilities in February 2015. Steven N. Bronson, the Company’s President and CEO, is also the Chairman, CEO and majority shareholder of BKF.

Note 15 - Restructuring Charges

For the year ended June 30, 2013, the Company recorded a restructuring charge for its operations and overhead structure related to the storage division by reducing the size of its facilities and headcount as part of its strategic initiative to outsource manufacturing.  In fiscal 2014, the Company brought manufacturing in-house. In fiscal 2015, the Company recovered the balance of the restructuring charge of $245,000 upon termination of the lease.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

 ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Qualstar’s disclosure controls and procedures as of December 31, 2016, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over financial reporting

We did not make any changes in our internal control over financial reporting during the twelve months ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework” in 2013. Based on our assessment, we have concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting due to the exemption of smaller reporting companies from the attestation requirements of Section 404 of the Sarbanes-Oxley Act.

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

Name	Age	Position
Steven N. Bronson	51	President, Chief Executive Officer and Director
David J. Wolenski	55	Director and Chairman of the Board of Directors
Dale E. Wallis	67	Director
Nicholas A. Yarymovych	52	Director

__________________

Each of these Directors was re-elected to serve on the Board at the annual meeting of Shareholders held on June 14, 2016.

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

Name	Age	Position
Steven N. Bronson	51	President and Chief Executive Officer
Louann L. Negrete	57	Chief Financial Officer

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

David J. Wolenski currently serves as President of Electro-Mechanical Products, Inc. (“EMP”), a privately held company engaged in the manufacture of precision-machined components and thermal management systems for the Semiconductor, Laser, and Medical Device industries.  He has been a director on EMP’s board since August 2000 From 1996 to 2000, Mr. Wolenski was Chief Executive Officer of OZO Automation, Inc. (OTCBB:OZOA), a publicly-traded company that produced robotic workstations for the electronics industry.  As Chief Executive Officer he also managed the sale of OZO’s assets to JOT Automation of Olunsalo, Finland, and served as President of their Depaneling subsidiary from 2000 to 2001.  From 1983 to 1996, Mr. Wolenski held various positions with Johns Manville Corporation, a worldwide leader in fiberglass insulations and engineered products, which included managerial assignments in manufacturing, business development, and quality assurance.  His past board affiliations have included OZO Automation, Inc. where he was a director from 1996-1999, and Bio-Medical Automation, Inc., where he was a director from 1999-2000.  Mr. Wolenski holds a BS degree in Mechanical Engineering from the University of Colorado at Boulder (1983), and an MBA from the University of Colorado at Denver (1990).

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

Nicholas A. Yarymovych is currently the Senior Vice President of Global Consulting & Operations at NTT Data, Cloud Services Inc. and previously served as NTT Centerstance Managing Partner. Mr. Yarymovych founded Ventus Technology Solutions, Inc. (Ventus) in 2001, one of the first Salesforce.com consulting partners and served as President and Chief Executive Officer. In early 2011, he merged Ventus with Centerstance, Inc. which was then acquired by NTT in late 2012. Throughout his 28-year professional consulting career, he has launched new business units, established professional services practices, developed core business strategies and led numerous operational turnarounds. Prior, Mr. Yarymovych served as Vice President of e-Business Solutions with QuickStart Technologies where he led the companies' e-business consulting services division. Prior to QuickStart, Mr. Yarymovych served as a Client Partner with Cambridge Technology Partners in their Strategy and Management Consulting Group. Currently, he serves as an advisor for several private equity firms. Mr. Yarymovych earned an M.B.A. in Management and Operations from Pepperdine University, a B.S. in Aerospace Engineering from the University of Southern California, and has a Bachelor of Science degree in Astronautical Engineering from the U.S. Air Force Academy.

Executive Officers and Other Key Officers

Steven N. Bronson. See the discussion under “Biographical Information – Directors,” above.

Louann L. Negrete was appointed Chief Financial Officer on December 2, 2013. Ms. Negrete has more than 15 years of experience in public company accounting. Prior to joining Qualstar, Ms. Negrete was the Director of Corporate Accounting for LINE 6, Inc. Prior to Line 6 she was the Corporate Controller and CFO for 6 years at Interlink Electronics, Inc., a publicly traded company. She also served for 6 years as the Corporate Controller for publicly traded Biosource International, Inc. BioSource acquired two companies while she was controller and eventually the entire company was sold. She also held positions of controller, at US Stamp and assistant controller, at Patagonia, two other manufacturing companies. Additionally, she has over 6 years of experience working in public accounting. Ms. Negrete holds a CPA license from the State of California. She graduated from California State University, Northridge with a BS degree in Business Administration, Accounting.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any officer or director during the past ten years. There are no family relationships between any of our directors, executive officers or other key personnel and any other of our directors, executive officers or other key personnel.

CORPORATE GOVERNANCE

Director Independence

Qualstar’s current Board members consist of Mr. Bronson, Mr. Wolenski, Mr. Wallis, and Mr. Yarymovych. The Board of Directors has determined that Messrs. Wolenski, Wallis, and Yarymovych are independent applying the definition of independence under the listing standards of the NASDAQ and SEC regulations.

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

Audit Committee

The Audit Committee consists of three directors: Messrs. Wallis (chairman), Yarymovych and Wolenski. Each member of the committee is independent applying the definition of independence under the listing standards of NASDAQ and SEC regulations. The Audit Committee meets at least four times during the year. The Board has determined that Mr. Wallis qualifies as an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K.

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

Compensation Committee

Our Compensation Committee consists of three directors: Messrs. Yarymovych (chairman), Wallis and Wolenski. Each such member of the Compensation Committee is independent applying the definition of independence under the listing standards of NASDAQ and SEC regulations. The Compensation Committee meets at least two times during each year.

Each member of our Compensation Committee must (i) be one of our independent directors satisfying the independence requirements of NASDAQ and other applicable regulatory requirements; (ii) qualify as an “outside director” under Section 162(m) of the Internal Revenue Code, as amended; and (iii) meet the requirements of a “non-employee director” for purposes of Section 16 of the Securities Exchange Act of 1934, as amended. Except as permitted by NASDAQ, members of the Compensation Committee must not accept any consulting, advisory or the other compensatory fee from us or any of our subsidiaries.

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

The Compensation Committee has the authority, in its sole discretion, to retain or obtain advice from compensation consultants, independent legal counsel and other advisers, and is directly responsible for the retention, termination, compensation and oversight of the work of any such consultant, counsel or other adviser. In selecting a consultant, counsel or other adviser, the Compensation Committee must, as required by NASDAQ rules, take into consideration all factors relevant to such person's independence from management, including all factors that NASDAQ identifies in its listing standards. To date, the Compensation Committee has not retained a compensation consultant. The Compensation Committee is regularly advised by the Company’s outside legal counsel and has found no conflict of interest in such counsel’s continuing to provide advice to the Compensation Committee.

The Compensation Committee may form and delegate its authority to subcommittees as appropriate. To date, the Compensation Committee has not delegated such authority.

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

Board and Committee Meeting Attendance

During the twelve months ended December 31, 2016, our Board of Directors held ten meetings, our Audit Committee held four meetings. Each director attended (or participated by telephone in) 100% of the total number of meetings of the Board and committees on which he served.

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

To our knowledge, based solely on a review of the copies of Section 16(a) reports furnished to us and a review of the shareholders register, during the twelve months ended December 31, 2016, our officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements, except Steven N. Bronson, who inadvertently filed three Form 4s several days late.

Code of Ethics

Qualstar has adopted a written Code of Business Conduct and Ethics, which complies with the requirements for a code of ethics pursuant to Item 406(b) of Regulation S-K under the Securities Exchange Act of 1934, which applies to our chief executive officer, chief financial officer and persons performing similar functions. A copy of the Code of Business Conduct and Ethics has been filed as an exhibit to this report. A copy of the Code of Business Conduct and Ethics is also posted on our website at www.qualstar.com. A copy of the Code of Business Conduct and Ethics will be provided, without charge, to any shareholder who sends a written request to the Chief Financial Officer of Qualstar at 130 W. Cochran St. Unit C; Simi Valley, California 93065.

ITEM 11. EXECUTIVE COMPENSATION

Overview

Qualstar’s executive compensation program is based on the same objectives that guide Qualstar in establishing all of its compensation programs:

●

Compensation fosters the long-term focus required for Qualstar’s success. In general, the compensation of Company executives includes longer-term incentives because they are in a greater position to influence longer-term results.

●

Compensation reflects the level of job responsibility, individual performance, and Company performance. As employees progress to higher levels in the organization, an increasing proportion of their pay should be linked to Company performance and shareholder returns because those employees are more able to affect Qualstar’s operating results.

●

Compensation reflects the value of the job in the marketplace. To attract and retain a highly skilled work force, we must remain competitive with the pay of other employers who compete with us for talent.

●

While compensation programs and individual pay levels will always reflect differences in job responsibilities, geographies and marketplace considerations, the overall structure of the compensation and benefit programs should be broadly similar and equitable across the organization.

Components of Executive Compensation

For the twelve months ended December 31, 2016, the principal components of compensation for named executive officers were: (1) base salary, (2) performance-based incentive compensation, (3) long-term equity incentive compensation, (4) personal benefits, and (5) other compensation. In determining the amount and relative allocation among each component of compensation for each named executive officer, the Compensation Committee considered, among other factors, the Company’s and each executive officer’s experience level and historical performance, compensation paid by companies comparable in size to Qualstar, data obtained from management’s recruitment activities, historical rates of executive compensation, Company revenues and profitability, and alignment with the Company’s overall compensation philosophy

Summary Compensation Table

The following table shows information about the compensation awarded to, earned by and paid to Mr. Steven N. Bronson and Ms. Louann Negrete (collectively referred to as our “named executive officers”) during the year ended December 31, 2016, as well as during the transition period from July 1, 2015 to December 31, 2015 and the fiscal year ended June 30, 2015 (period from July 1, 2014 to June 30, 2015). Mr. Bronson and Ms. Negrete were the Company’s only two “named executive officers,” as defined under Item 402 of Regulation S-K promulgated by the SEC, for such fiscal and transition years.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus (1) ($)	Option Awards ($)(2)	All Other Compensation (3) ($)	Total ($)
Steven N. Bronson	2016	178,462	40,000	—	817	219,279
Chief Executive Officer	2015*	100,000	—	—	24,607	124,607
	2015	200,780	100,000	54,000	21,897	376,677

Louann Negrete	2016	135,000	10,250	—	2,797	148,047
Chief Financial Officer	2015*	67,500	—	—	1,198	68,698
	2015	135,519	20,000	—	1,105	156,624

2016	Period from January 1, 2016 to December 31, 2016
2015*	Transition period, from July 1, 2015 to December 31, 2015
2015	Period from July 1, 2014 to June 30, 2015
(1)	The amounts shown in this column reflect discretionary bonuses paid to the named executive officers for each of the periods indicated.

(2)

The amounts shown in this column represent the aggregate grant date fair value of the equity-based compensation granted to the named executive officers as computed in accordance with FASB ASC Topic 718. Pursuant to SEC rules, these amounts exclude the impact of estimated forfeitures related to service-based vesting conditions. The assumptions used in calculating the aggregate grant date fair value of the awards reported in the column are set forth in our financial statements included herein. The amounts reported in this column reflect the accounting cost for these awards and do not correspond to the actual economic value that may be received by the named executive officers for the awards.

(3)	The amounts shown in this column represent premiums paid by the Company for disability, life and health insurance.

Components of Executive Compensation

Base Salary

Base salaries were set at levels that the Compensation Committee deemed to be sufficient to attract and retain highly talented executive officers capable of fulfilling the Company’s key objectives. Base salaries were also set with the goal of rewarding executive officers on a day-to-day basis for their time and services while encouraging them to strive for performance-based and long-term incentives.

Performance-Based Incentive Compensation

The Company utilized an annual discretionary cash bonus program, which was intended to reward executive officers based on the Company’s overall performance and the individual named executive officer’s contributions to that performance. In determining an annual discretionary bonus for each named executive officer, we evaluated performance as measured against certain objective financial metrics as well as individual performance goals. We believe that the performance-based incentive compensation provides incentives that are necessary to retain executives and reward them for our short-term performance in the pursuit of our larger business objectives and is designed to provide for a portion of our cash compensation for named executive officers to be variable based upon Company and individual performance.

Long-Term Equity Incentive Compensation

The Company has a long term equity incentive plan, which is intended to retain executive officers and reward executive officers based on the Company’s performance. Equity incentives, such as stock options and restricted stock awards, have been granted to executive officers as long-term incentives in order to align executives’ performance with the interests of the Company’s shareholders and also to encourage retention. For the fiscal year ending December 31, 2016, the Compensation Committee did not award any equity incentives for any of the Company’s named executive officers.

Personal Benefits

As employees, the Company’s executives are eligible to participate in health and welfare benefits, as offered to our general workforce, designed to attract and retain a skilled workforce in a competitive marketplace. These benefits help ensure that the Company has a healthy and focused workforce through reliable and competitive health and other personal benefits.

These benefits were considered in relation to the total compensation package, but did not materially impact decisions regarding other elements of executive officer compensation.

The Company also maintains a tax-qualified retirement plan (“401(k) Plan”) that provides eligible employees with an opportunity to save for retirement on a tax-advantaged basis. All employees are eligible to participate in the 401(k) Plan following three months of service of employment and may contribute up to 100% of their compensation on a pre-tax basis, not to exceed the annual IRS maximum. The Company, at the discretion of management, may make matching contributions in an amount equal to 25% of the first 6% of compensation contributed by eligible participants. However, the Company has suspended discretionary matching contributions effective as of August 2009.

Other Compensation

The Company has entered into an employment agreement with Mr. Bronson, dated June 1, 2016, which provides for an initial base salary and eligibility to earn a discretionary, cash bonus, based on his achievement of various performance goals, as well as other general employment terms. Mr. Bronson’s current base salary is $160,000 and his current target bonus is equal to 100% of his base salary.

In addition, Mr. Bronson’s employment agreement provides that if he is terminated by the Company without “cause” (as defined in his employment agreement) (other than due to death or disability) or if he resigns for “good reason” (as defined in his employment agreement), in either case, then subject to his execution and delivery of an effective release of claims and continued compliance with applicable restrictive covenants, he will be entitled to receive (1) a severance payment equal to twelve (12) months of his base salary; (2) a pro-rated portion of any earned but unpaid bonus; (3) COBRA continuation coverage (or cash payments for such coverage) for up to 12 months; and (4) accelerated vesting of all then-outstanding and unvested equity awards held by Mr. Bronson on the date of such termination.

In the event of Mr. Bronson’s termination of employment due to death or disability, subject to his execution and delivery of an effective release of claims and continued compliance with applicable restrictive covenants, he will be entitled to receive (1) any accrued but unpaid bonus payments and (2) accelerated vesting of all then-outstanding and unvested equity awards held by Mr. Bronson on the date of such termination.

Notwithstanding the foregoing, in the event of a “change in control” (as defined in his employment agreement), if Mr. Bronson’s employment is terminated within sixty (60) days following the change in control, then subject to his execution and delivery of an effective release of claims and continued compliance with applicable restrictive covenants, he will be entitled to receive (1) a lump sum payment equal to 100% of his base salary and his target bonus; and (2) accelerated vesting of all then-outstanding and unvested equity awards held by Mr. Bronson on the date of such termination.

Tax and Accounting Implications

Under Section 162(m) of the Internal Revenue Code, of 1986, as amended (the “Code”), we generally receive a federal income tax deduction for compensation paid to any of our named executive officers only to the extent total compensation does not exceed $1.0 million during any fiscal year or if it is “performance-based” under Section 162(m) of the Code. During year ending December 31, 2016, none of the executive officers of the Company had non-performance-based compensation in excess of $1,000,000.

Outstanding Equity Awards at Year Ending December 31, 2016

The following table provides information regarding outstanding equity awards held by each named executive officer as of December 31, 2016.

Outstanding Equity Awards at December 31, 2016

	Option Awards(1)

	Number of Securities Underlying Unexercised Options (#)			Option Exercise Price ($)	Option Expiration Date
Name	Exercisable		Unexercisable
Steven N. Bronson	16,667	(2)	—	7.38	8/20/2019

(1)	Each stock option was granted pursuant to our 2008 Plan.
(2)	The stock option vested immediately on the grant date, August 20, 2014.

Director Compensation

Each of our non-employee directors receives cash fees as compensation for his service on our Board of Directors and the committees of the Board of Directors on which he is a member. During the fiscal year ending December 31, 2016, each of our non-employee directors received a stipend of $15,000 per year, paid quarterly, for service on the Board of Directors. The Chairman of the Audit Committee received an additional stipend of $5,000 per year, paid quarterly, the Chairman of the Compensation Committee received an additional stipend of $3,000 per year, paid quarterly, the Chairman of the Nominating and Governance Committee received an additional stipend of $3,000 per year, paid quarterly, and the Chairman of the Board of Directors received an additional stipend of $7,500 per year, paid quarterly. No additional stipends were paid for service on a committee of the Board of Directors other than as Chairman of such committee. No fees were paid for service on the Board of Directors to directors who were also employees of the Company. None of our non-employee directors received any equity awards for their service on the Company’s Board of Directors or the committees of the Board of Directors.

The table below sets forth cash compensation earned by each person who served as a non-employee director of our Board of Directors during the fiscal year ending December 31, 2016. Steven N. Bronson, who is our Chief Executive Officer, was an employee during the fiscal year ending December 31, 2016 and received no additional compensation for his service as a member of our Board of Directors. The compensation received by Mr. Bronson, as a named executive officer of the Company, is presented in “Executive Compensation—Summary Compensation Table” above.

Name(1)	Fees Earned or Paid in Cash ($)	Total ($)
Sean M. Leder(2)	9,000	9,000
Dale E. Wallis	20,000	20,000
David J. Wolenski	25,500	25,500
Nicholas A. Yarymovych	16,500	16,500

(1)	As of December 31, 2016, none of the non-employee directors held any outstanding equity awards.
(2)	Sean Leder was not re-elected to the Board at the annual meeting on June 14, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 8, 2016 for:

●	each person (or group of affiliated persons) who we know beneficially owns more than 5% of our common stock;

●	each of our directors;

●	each of the named executive officers; and

●	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Except as indicated by footnote, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned, subject to community property laws where applicable. The percentage of shares beneficially owned is based on 2,042,019 shares of common stock outstanding as of March 8, 2017. Shares of common stock subject to options currently exercisable or exercisable within 60 days of March 8, 2017, are deemed outstanding for computing the percentage of the person holding such options, but are not deemed outstanding for computing the percentage of any other person. The address for those individuals for which an address is not otherwise indicated is: c/o Qualstar Corporation, 130 W. Cochran St. Unit C, Simi Valley, California 93065.

	Common	Options Exercisable Within 60	Beneficial Ownership
Name	Shares Owned	Days (1)	Number	Percent
BKF Asset Holdings, Inc. (2)	548,085	—	548,085	26.8%
Steven N. Bronson (3)	9,617	16,667	574,368	28.1%

Lloyd Miller, III (5)	90,171	—	90,171	4.4%
222 Lakeview Avenue, Suite 160-365
West Palm Beach, FL 33401

Randy Johnson (6)	—	4,500	4,500	*

William J. Gervais	363,576	—	363,576	17.8%
1925 Angus Avenue, Unit B
Simi Valley, California 93063

Dimensional Fund Advisors, LP (7)	98,107	—	98,107	4.8%
6300 Bee Cave Road, Austin, TX 78746

Nicholas A. Yarymovych(8)	6,667		6,667	*

David J. Wolenski (9)	833		833	*

All directors and officers as a group (4 persons)	565,202	21,167	586,368	28.7%

*Less than 1.0%

(1)	Represents shares that may be acquired upon exercise of stock options which are either currently vested or will vest within 60 days of March 8, 2016.

(2)	Based on information contained in reports filed with the Securities and Exchange Commission, BKF Asset Holdings, Inc. is the owner of 548,085 shares of Qualstar common stock.

(3)

Based on information contained in reports filed with the Securities and Exchange Commission, Mr. Bronson, is the beneficial owner of 9,617 shares of Qualstar. Additionally, Mr. Bronson, as the Chairman and President and majority shareholder of BKF Asset Holdings, Inc., may be deemed to beneficially own the 548,085 shares of Qualstar held by BKF Asset Holdings, Inc.

(5)	Based on information contained in reports filed with the Securities and Exchange Commission, Lloyd Miller, III, beneficially owns 90,171 shares as of March 7, 2017.

(6)	Randy Johnson is our Director of Sales, N2Power.

(7)

Based on information contained in reports filed with the Securities and Exchange Commission, Dimensional Fund Advisors, LP, an investment adviser, beneficially owns 98,107 shares as of February 9, 2017.

(8)	Based on information contained in reports filed with the Securities and Exchange Commission, Nicholas A. Yarymovych beneficially owns 6,667 shares as of November 19, 2014.

(9)	Based on information contained in reports filed with the Securities and Exchange Commission, David J. Wolenski beneficially owns 833 shares as of December 31, 2015.

Additional Equity Compensation Plan Information

Information regarding Qualstar’s equity compensation plans as of December 31, 2016 is included in Item 5 of this report and is incorporated herein by reference.

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

Steven N. Bronson is the Company’s CEO and is also the President and CEO and a majority shareholder of Interlink Electronics, Inc. (“Interlink”). Interlink reimburses Qualstar for leased space at the Simi Valley facility and for other administrative expenses paid by or on behalf of the Company. The total amount charged to Interlink for the twelve months ended December 31, 2016 and 2015, the six months ended December 31, 2015 and the year ended June 30, 2015 was $33,000, $61,000, $31,000 and $43,000, respectively. Interlink owed Qualstar $1,000 and $6,000 (unaudited) at December 31, 2016 and December 31, 2015, respectively.

The Company reimburses Interlink for expenses paid on the Company’s behalf. Interlink occasionally pays travel and other expenses incurred by Qualstar. The Company reimbursed Interlink $13,000, $14,000 (unaudited), $4,000 and $56,000 for the twelve months ended December 31, 2016 and 2015, the six months ended December 31, 2015 and the year ended June 30, 2015, respectively. As of December 31, 2016 Qualstar owed Interlink $2,000, as of December 31, 2015 no balance was due.

The Company entered into a license agreement, dated May 1, 2014 (the “License Agreement”) with BKF Capital Group, Inc. (“BKF”). Pursuant to the License Agreement, commencing on May 1, 2014, BKF shall have a license to occupy and use one furnished office, telephone and other services, located at Qualstar’s executive offices. Pursuant to the License Agreement, BKF shall pay to Qualstar a license fee $1,200 per month. For the twelve months ended December 31, 2015 and the year ended June 30, 2015, BFK paid $2,400 (unaudited) and $9,600 to Qualstar as license fees, respectively. The License Agreement was no longer effective after the Company’s move to the new facilities in February 2015. Steven N. Bronson, the Company’s President and CEO, is also the Chairman, CEO and majority shareholder of BKF.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accountants

The table below includes the aggregate fees billed by Marcum LLP, our independent registered public accounting firm for the year ended December 31, 2016, and the six months ended December 31, 2015. Also, included are fees billed by SingerLewak LLP, our independent registered public accounting firm for fiscal year ended June 30, 2015.

	Twelve Months Ended December 31,	Six Months Ended December 31,	Twelve Months Ended June 30,
	2016	2015	2015
	Audited	Audited	Audited

Audit Fees	$128,235	$70,000	$105,000
Audit-related fees
Tax fees	45,720	35,000	17,500
All other fees	560		5,000
Total fees	$174,515	$105,000	$127,500

Audit fees include fees for professional services rendered in connection with the audit of our consolidated financial statements for each year and reviews of our unaudited condensed consolidated quarterly financial statements, as well as fees related to consents and reports in connection with regulatory filings for those fiscal years.

For the year ended December 31, 2016, Everest and Ito Group, whose partner was formerly with True Partners Consulting LLC, was the principal accountant for the tax compliance review. True Partners Consulting LLC, was the principal accountant for the tax compliance review for the transition year ended December 31, 2015 and the year ended June 30, 2015.

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

10.3	2008 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to Qualstar’s Report on Form 10-Q/A for the fiscal quarter ended March 31, 2009.
10.4	Standard Multi-Tenant Offices Lease between K-Swiss, Inc. and Qualstar Corporation, dated December 8, 2014, concerning the property located at 31248 Oak Crest Dr, Westlake Village, CA 91361, incorporated by reference to Exhibit 10.12 to Qualstar’s report on Form 10-Q for the fiscal quarter ended December 31, 2014.
10.5	Industrial Real Estate Lease between Cypress Pointe Simi Valley, LLC and Qualstar Corporation, dated December 15, 2014 concerning the property located at 130 West Chochran St., Simi Valley, CA 93065, incorporated by reference to Exhibit 10.13 to Qualstar’s report on Form 10-Q for the fiscal quarter ended December 31, 2014.
10.6	Sublease Agreement between Interlink Electronics, Inc and Qualstar Corporation, dated July 1, 2015, concerning space at 130 West Cochran Street, Unit C; Simi Valley, CA 93065
10.7	Lease Agreement, Hudson Development PTE LTD and Qualstar Corporation Singapore PTE LTD, dated January 22, 2016 at 16 New Industrial Road, Singapore 536204
10.8	Sublease agreement, Feld Care Therapy, Inc. d.b.a. Well Care Connects and Qualstar Corporation, dated March 22, 2016 at 31248 Oak Crest Drive Suite 120, Westlake Village, CA 91361
10.9	Employment Agreement with Steven N. Bronson, dated June 1, 2016 incorporated by reference to Exhibit 10.10 to Qualstar’s report on Form 8-K dated June 7, 2016.
14.1	Code of Business Conduct and Ethics, incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-K for the fiscal year ended June 30, 2004.
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm (Marcum LLP).
23.2*	Consent of Independent Registered Public Accounting Firm (SingerLewak LLP).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith

ITEM 16. FORM 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALSTAR CORPORATION

Date: March 16, 2017	By:	/s/ STEVEN N. BRONSON
Steven N. Bronson,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ STEVEN N. BRONSON	Chief Executive Officer and Director	March 16, 2017
Steven N. Bronson	(Principal executive officer)

/s/ LOUANN NEGRETE	Chief Financial Officer	March 16, 2017
Louann Negrete	(Principal financial officer)

/s/ DAVID J. WOLENSKI	Chairman of the Board of Directors	March 16, 2017
David J. Wolenski

/s/ DALE E. WALLIS	Director	March 16, 2017
Dale E. Wallis

/s/ NICHOLAS A. YARYMOVYCH	Director	March 16, 2017
Nicholas A. Yarymovych

EXHIBIT INDEX

Exhibit No.	Description

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

10.3	2008 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to Qualstar’s Report on Form 10-Q/A for the fiscal quarter ended March 31, 2009.
10.4

Standard Multi-Tenant Offices Lease between K-Swiss, Inc. and Qualstar Corporation, dated December 8, 2014, concerning the property located at 31248 Oak Crest Dr, Westlake Village, CA 91361, incorporated by reference to Exhibit 10.12 to Qualstar’s report on Form 10-Q for the fiscal quarter ended December 31, 2014.

10.5

Industrial Real Estate Lease between Cypress Pointe Simi Valley, LLC and Qualstar Corporation, dated December 15, 2014 concerning the property located at 130 West Chochran St., Simi Valley, CA 93065, incorporated by reference to Exhibit 10.13 to Qualstar’s report on Form 10-Q for the fiscal quarter ended December 31, 2014.

10.6	Sublease Agreement between Interlink Electronics, Inc and Qualstar Corporation, dated July 1, 2015, concerning space at 130 West Cochran Street, Unit C; Simi Valley, CA 93065
10.7	Lease Agreement, Hudson Development PTE LTD and Qualstar Corporation Singapore PTE LTD, dated January 22, 2016 at 16 New Industrial Road, Singapore 536204
10.8	Sublease agreement, Feld Care Therapy, Inc. d.b.a. Well Care Connects and Qualstar Corporation, dated March 22, 2016 at 31248 Oak Crest Drive Suite 120, Westlake Village, CA 91361
10.9	Employment Agreement with Steven N. Bronson, dated June 1, 2016 incorporated by reference to Exhibit 10.10 to Qualstar’s report on Form 8-K dated June 7, 2016.
14.1	Code of Business Conduct and Ethics, incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-K for the fiscal year ended June 30, 2004.
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm (Marcum LLP).
23.2*	Consent of Independent Registered Public Accounting Firm (SingerLewak LLP).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith