Form 10-Q
period 2017-03-31
QUALSTAR CORP
filed 2017-05-10
CIK 758938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

(Address of principal executive offices) (zip code)

(805) 583-7744

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and emerging growth company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(do not check if smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with the new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐ No ☑

At May 1, 2017, the issuer had 2,042,019 shares of common stock, no par value, issued and outstanding.

QUALSTAR CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	●	Condensed Consolidated Balance Sheets — March 31, 2017 (unaudited) and December 31, 2016	1

	●	Unaudited Condensed Consolidated Statements of Operations — Three months ended March 31, 2017 and 2016	2

	●	Unaudited Condensed Consolidated Statements of Cash Flows — Three months ended March 31, 2017 and 2016	3

	●	Notes to unaudited Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		14

Item 3.	Qualitative and Quantitative Disclosures About Market Risk		17

Item 4.	Controls and Procedures		18

 PART I — FINANCIAL INFORMATION

ITEM 1.   Financial Statements

QUALSTAR CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,740	$3,691
Restricted cash	100	100
Accounts receivables, net	1,946	1,583
Inventories, net	1,127	1,360
Prepaid expenses and other current assets	189	166
Total current assets	7,102	6,900
Non-current assets:
Property and equipment, net	244	286
Other assets	50	77
Total assets	$7,396	$7,263

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$953	$888
Accrued payroll and related liabilities	167	222
Deferred service revenue, short term	906	787
Other accrued liabilities	324	359
Total current liabilities	2,350	2,256
Long term liabilities:
Other long term liabilities	64	63
Deferred service revenue	85	105
Total long term liabilities	149	168
Total liabilities	2,499	2,424

Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued	-	-
Common stock, no par value; 50,000 shares authorized, 2,042 shares issued and outstanding as of March 31, 2017 and December 31, 2016	19,063	19,063
Accumulated deficit	(14,166)	(14,224)
Total shareholders’ equity	4,897	4,839
Total liabilities and shareholders’ equity	$7,396	$7,263

See notes to condensed consolidated financial statements.

QUALSTAR CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

  (In thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Net revenues	$2,439	$2,150
Cost of goods sold	1,549	1,501
Gross profit	890	649
Operating expenses:
Engineering	186	395
Sales and marketing	247	300
General and administrative	399	369
Total operating expenses	832	1,064
Income (loss) from operations	58	(415)
Other income	—	1
Income (loss) before income taxes	58	(414)
Provision for income taxes	—	—
Net income (loss)	$58	$(414)
Income (loss) per common share:
Basic and diluted	$0.03	$(0.20)
Weighted average common shares outstanding:
Basic and diluted	2,042	2,042

See notes to condensed consolidated financial statements.

QUALSTAR CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$58	$(414)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	44	47
Provision for inventory obsolescence	73	-
Share based compensation	-	1
Changes in operating assets and liabilities:
Accounts receivable	(363)	296
Inventories	160	226
Prepaid expenses and other current assets	4	(16)
Accounts payable	65	(100)
Accrued payroll and related liabilities	(55)	(43)
Deferred service revenue	99	(82)
Other accrued liabilities	(34)	(105)
Total adjustments	(7)	224
Net cash provided by (used in) operating activities	51	(190)
Cash flows from investing activities:
Purchases of equipment	(2)	(27)
Net cash used in investing activities	(2)	(27)
Net increase (decrease) in cash, restricted cash and cash equivalents	49	(217)
Cash, restricted cash and cash equivalents at beginning of period	3,791	3,963
Cash, restricted cash and cash equivalents at end of period	$3,840	$3,746
Supplemental cash flow disclosures:
Income taxes paid	$1	$8

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

Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in the Qualstar Corporation Annual Report on Form 10-K for the year ended December 31, 2016, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 16, 2017.

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

Deferred service revenue is shown separately in the condensed consolidated balance sheets as current and long term.  At March 31, 2017, we had deferred service revenue of approximately $991,000.  At December 31, 2016, we had deferred service revenue of approximately $892,000.

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

	Three Months Ended March 31,
	2017		2016
	(unaudited)		(unaudited)
Revenue – geographic activity (in thousands):	$	%	$	%
North America	$1,544	63.3%	$1,251	58.2%
Europe	470	19.3%	488	22.7%
Asia Pacific	403	16.5%	402	18.7%
Other	22	0.9%	9	0.4%
	$2,439	100.0%	$2,150	100.0%

Two customers accounted for 20.1% and 14.0% of the Company’s net revenue for the three month period ended March 31, 2017.  The customer’s accounts receivable balances totaled 20.6% and 12.6% of net accounts receivable as of March 31, 2017. Two customers accounted for 15.0% and 9.4% of the Company’s net revenue for the three month period ended March 31, 2016. The customer’s accounts receivable balances totaled 11.4% and 5.0%, respectively, of net accounts receivable as of December 31, 2016.

 QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

NOTE 4 – NET EARNINGS PER SHARE

Basic net earnings per share has been computed by dividing net income or loss by the weighted average number of common shares outstanding.   Diluted net earnings per share has been computed by dividing net earnings by the weighted average common shares outstanding plus dilutive securities or other contracts to issue common stock as if these securities were exercised or converted to common stock.

The following table sets forth the computation of basic and diluted net income or loss per share for the periods indicated, in thousands, except per share amounts. All share and per share amounts in the table below have been adjusted to reflect the 1-for-6 reverse split of our issued and outstanding common stock on June 14, 2016, retroactively:

	Three Months Ended March 31,
	2017	2016
	(unaudited)	(unaudited)
In thousands (except per share amounts):
Net income (loss)	$58	$(414)
Weighted average outstanding shares of common stock	2,042	2,042
Dilutive potential common shares from employee stock options	-	-
Common stock and common stock equivalents	2,042	2,042
Loss per share:
Basic net income (loss) per share	$0.03	$(0.20)
Diluted net income (loss) per share	$0.03	$(0.20)

NOTE 5 - BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet accounts (in thousands):

Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventories are comprised as follows (in thousands):

	March 31, 2017	December 31, 2016
	(unaudited)
Raw materials	$88	$45
Finished goods	1,039	1,315
Net inventory balance	$1,127	$1,360

 QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

Property and equipment, net

The components of property and equipment are as follows (in thousands):

	March 31, 2017	December 31, 2016
	(unaudited)
Leasehold improvements	$114	$114
Furniture and fixtures	316	314
Machinery and equipment	1,039	1,039
	1,469	1,467
Less accumulated depreciation and amortization	(1,225)	(1,181)
Property and equipment, net	$244	$286

Depreciation and amortization expense for the three months ended March 31, 2017 and 2016, was $44,000 and $47,000 (unaudited), respectively.

Other Accrued Liabilities

The components of other liabilities are as follows (in thousands):

	March 31, 2017	December 31, 2016
	(unaudited)
Accrued warranty	$227	$236
Accrued outside commissions	35	28
Accrued contingent legal fees	21	25
Deferred rent	34	37
Other accrued liabilities	7	33
Total other accrued liabilities	$324	$359

NOTE 6 –CONTINGENCIES

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

Activity in the liability for product warranty, which is included in other accrued liabilities in the condensed consolidated balance sheets for the periods presented, is as follows (in thousands):

	Three Months Ended March 31, 2017	Year Ended December 31, 2016
	(unaudited)
Beginning balance	$236	$187
Cost of warranty claims	(15)	(157)
Accruals for product warranties	6	206
Ending balance	$227	$236

 QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

NOTE 7 –COMMITMENTS

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

Effective April 1, 2016, a two year lease was signed for 1,359 square feet for $2,200 per month in Singapore, which expires on September 30, 2018.

The Company provides for rent expense on a straight-line basis over the lease terms.

Future minimum lease payments under these leases are as follows, in thousands, (unaudited):

Years Ending December 31,	Minimum Lease Payment	Sublease Revenue	Net Minimum Lease Payment
Remainder of 2017	$216	$(105)	$111
2018	161	(143)	18
2019	134	(147)	(13)
2020	11	(12)	(1)
Total Commitment	$522	$(407)	$115

Net rent expense for the three months ended March 31, 2017 and 2016 was $36,000 and $64,000, respectively.

NOTE 8 –STOCK INCENTIVE PLANS AND SHARE-BASED COMPENSATION

No expense was incurred for share-based compensation associated with outstanding stock options for the three months ended March 31, 2017 and for the three months ended March 31, 2016, approximately $1,000 was recorded. No income tax benefit was recognized in the condensed consolidated statements of operations for share-based arrangements in any period presented. At March 31, 2017, the Company did not have any unrecognized compensation cost related to share-based compensation.

Stock Options

The Company did not grant any stock options during the three months ended March 31, 2017 or the three months ended March 31, 2016.

 QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

NOTE 9 - STOCKHOLDERS’ EQUITY

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

The reverse split decreased the number of outstanding shares of common stock from 12,253,117 to approximately 2,042,020. The Company’s authorized number of shares of common stock remains at 50,000,000 and the authorized number of shares of preferred stock of the Company remains at 5,000,000. All share amounts in these financial statements reflect the 1-for-6 reverse split of our issued and outstanding common stock, retroactively.

NOTE 10 – LEGAL PROCEEDINGS

The Company is subject to a variety of claims and legal proceedings that arise from time to time in the ordinary course of our business. Although management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our condensed consolidated financial statements, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. We accrue loss contingencies in connection with our commitments and contingencies, including litigation, when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. As of March 31, 2017, we had accrued aggregate current liabilities of $44,000 in probable fees and costs related to legal matters.

NOTE 11 – INCOME TAXES

We did not record a provision or benefit for income taxes for either the three months ended March 31, 2017 or March 31, 2016.   The Company has recorded a full valuation allowance against its net deferred tax assets based on the Company’s assessment regarding the realizable nature of these net deferred tax assets in future periods.

NOTE 12 – SEGMENT INFORMATION

In its operation of the business, management reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with U.S. GAAP. Our two segments are Power Supplies and Data Storage. The two segments discussed in this analysis are presented in the way we internally manage and monitor performance for the three months ended March 31, 2017 and 2016. Allocations for internal resources were made for the three months ended March 31, 2017 and 2016. The power supplies segment tracks certain assets separately, and all others are recorded in the storage segment for internal reporting presentations.  The types of products and services provided by each segment are summarized below:

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

 QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

Storage — The storage segment markets computer storage solutions that enable businesses to deal with the tremendous growth of digital data in a cost-effective manner. For more than 30 years, Qualstar engineering innovations and customer-oriented focus has led to products that solved our customers’ needs for simplicity, ease-of-use, and affordable solutions. Our partners and resellers worldwide cover not only the traditional market sectors, such as medical, government, and education, but also Cloud infrastructure and internet storage providers. Our main product lines address long-term archive, backup, and recovery of electronic data. These products consist of networked tape libraries that store and move high-density tape cartridges and high-speed tape drives that stream data to and from the tape cartridges. In addition, other product lines include bundled storage solutions that combine various hardware elements, such as processors, hard disks, and tape, integrated with choice software applications. These optimized solutions target specific data workflows, such as in the media and entertainment or the oil and gas sectors to provide, ease-of-use, and the potential for an “all-in-one” storage deployment.

Segment revenue, income (loss) before taxes and total assets were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenue	(unaudited)	(unaudited)
Power Supplies	$1,691	$1,349
Storage:
Product	421	328
Service	327	473
Total storage	$748	$801
Revenue	$2,439	$2,150

	Three Months Ended March 31,
	2017	2016
Income (loss) before Taxes	(unaudited)	(unaudited)
Power Supplies	$27	$(125)
Storage	31	(289)
Income (loss) before taxes	$58	$(414)

 QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

	March 31, 2017	December 31, 2016
	(unaudited)
Total Assets
Cash and cash equivalents	$3,740	$3,691
Restricted cash	100	100
Other assets:
Power Supplies
Accounts receivable, net	1,373	1,158
Inventories, net	349	444
Property and equipment, net	38	35
Other assets	29	39
	1,789	1,676
Storage
Accounts receivable, net	573	425
Inventories, net	778	916
Property and equipment, net	206	251
Other assets	210	204
	1,767	1,796
Total Assets	$7,396	$7,263

NOTE 13 – RELATED PARTY TRANSACTIONS

Steven N. Bronson is the Company’s CEO and is also the President and CEO and a majority shareholder of Interlink Electronics, Inc. (“Interlink”). Interlink reimburses Qualstar for leased space at the Simi Valley facility and for other administrative expenses paid by or on behalf of the Company. The total amount charged to Interlink for the three months ended March 31, 2017 and 2016 was $2,000 and $2,000, respectively. Interlink owed Qualstar $1,000 and $1,000 at March 31, 2017 and December 31, 2016, respectively.

The Company reimburses Interlink for expenses paid on the Company’s behalf. Interlink occasionally pays travel and other expenses incurred by Qualstar. The Company reimbursed Interlink $6,000 and $11,000 for the three months ended March 31, 2017 and 2016, respectively. Qualstar did not have a balance due to Interlink at March 31, 2017. At December 31, 2016, Qualstar owed Interlink $2,000.

NOTE 14 – SUBSEQUENT EVENTS

None noted.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in this Quarterly Report on Form 10-Q concerning the future business, operating results and financial condition of the Company including estimates, projections, statements relating to our business plans, objectives and operating results, and the assumptions upon which those statements are based, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements inherently are subject to risks and uncertainties, some of which we cannot predict or quantify. Our actual results may differ materially from the results projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part II, Item 1A of this report and in our Annual Report on Form 10-K for the year ended December 31, 2016 in “Item 1 Business,” “Item 1A Risk Factors,” and in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements are generally identified by the use of forward-looking terminology such as “believes,” “may,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof or variations thereon or similar terminology. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect the occurrence of events or circumstances in the future.

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

The Company continues to focus on two key areas: controlling cash and on returning to profitability. The two key elements of both strategies are sales growth and cost reduction. In order to grow sales, the Company continues to expand its product portfolio in both data storage and power supplies through internal development and private labeling. The Company reduced its operating expenses during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 by reducing headcount and relocating the Company’s headquarters. Headcount was reduced by 25% as of March 31, 2017 compared to March 31, 2016. The Company reduced headcount by streamlining operations, retaining experienced, efficient and productive employees and using consultants on a project basis in lieu of fulltime employees. To further the Company’s efforts to reduce costs, on May 1, 2016, the Company subleased its office space in Westlake Village and consolidated all employees into its 15,160 square foot facility in Simi Valley, California.

While the Company explores strategic alternatives to benefit its shareholders, it continues to implement its established business plan from the prior years. The first component of the business plan is to establish worldwide partnerships with other power supply and data storage related companies that will increase our engineering capabilities to develop new products. The second component is to establish worldwide partnerships with other power supply and data storage companies, so that we can “private label” and sell already established strategic products that fit within our portfolio of products. The third component is to use our footprint in Singapore to take advantage of the power supply engineering talent for sustaining and managing new product development. The location allows our engineers to be closer to our contract manufacturers for quality inspections and reviews.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We describe our significant accounting policies in Note 1, “Summary of Significant Accounting Policies” of the accompanying Notes to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS - (Unaudited)

The following table is presented in thousands, except for percentages. The percentages in the table are based on net revenues.

	Three Months Ended March 31,
	2017		2016
	$	%	$	%
Power supply revenues	$1,691	69.3%	$1,349	62.7%
Storage revenues	748	30.7%	801	37.3%
Net revenues	2,439	100.0%	2,150	100.0%
Cost of goods sold	1,549	63.5%	1,501	69.8%
Gross profit	890	36.5%	649	30.2%
Operating expenses:
Engineering	186	7.6%	395	18.4%
Sales and marketing	247	10.1%	300	13.9%
General and administrative	399	16.4%	369	17.2%
Total operating expenses	832	34.1%	1,064	49.5%
Income (loss) from operations	58	2.4%	(415)	(19.3)%
Other income	-	-%	1	-%
Net income (loss)	$58	2.4%	$(414)	(19.3)%

Comparison of the Three Months Ended March 31, 2017 and 2016 (unaudited)

Change in Net Revenues:

	Three Months Ended March 31,
	2017		2016		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Power supply revenues	$1,691	69.3%	$1,349	62.7%	$342	25.4%
Storage revenues	748	30.7%	801	37.3%	(53)	(6.6)%
Net revenues	$2,439	100.0%	$2,150	100.0%	$289	13.4%

The increase in net revenues is attributed to the segment-specific factors as set forth below.

Segment Revenue

Power Supplies – The increase in sales is attributed to new customer projects and the buying cycles of our customers and a small increase in pricing. Key customers that incorporate our supplies have variable life cycles and production demands. As some projects are end of life, the timing of new production creates a fluctuation in sales.

Storage – The decrease in revenues is attributed to the changing data storage market dynamics. With the release of LTO 7, the capacity of tape libraries increases by 58%. The Company has seen a shift in sales to smaller libraries, therefore, reducing revenue. Also, the overall small to medium size business market for tape libraries is declining due to competition from the cloud. Small business owners are reducing or eliminating their IT departments and eliminating onsite data storage systems and associated service contracts.

Gross Profit:

	Three Months Ended March 31,
	2017		2016		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Gross profit	$890	36.5%	$649	30.2%	$241	37.1%

The gross profit increase is primarily attributed to the decrease in overhead costs, freight costs and a decrease in reserves for obsolete inventory.

Operating Expenses:

	Three Months Ended March 31,
	2017		2016		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Engineering	$186	7.6%	$395	18.4%	$(209)	(52.9)%
Sales and marketing	$247	10.1%	$300	13.9%	$(53)	(17.7)%
General and administrative	$399	16.4%	$369	17.2%	$30	8.1%

Engineering

Engineering expenses decreased in the three months ended March 31, 2017 from the prior year period as a result of the reduction in payroll and related expenses, consulting fees and facilities costs.

Sales and Marketing

The Company reduced sales and marketing expenses during the three months ended March 31, 2017 from the prior year period, primarily by reducing payroll and related expenses and consulting fees.

General and Administrative

General and administrative costs increased during the three months ended March 31, 2017 from the prior year period. General and administrative costs rose primarily due to increased costs incurred for professional services offset by a reduction in payroll and related expenses.

Other Income:

	Three Months Ended March 31,
	2017		2016		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Other income	$-	-%	$1	0.0%	(1)	(100.0)%

During the three months ended March 31, 2016, the Company earned interest income on cash held in money market accounts for operations. The Company did not generate interest income in the comparable period ended March 31, 2017.

Provision for Income Taxes:  We did not record a provision or benefit for income taxes for each of the three months ended March 31, 2017 and 2016, due to our prior year operating losses. There were no changes to the valuation allowance during the three months ended March 31, 2017.

CONTRACTUAL OBLIGATIONS

The disclosures relating to our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2016 has not materially changed since the report was filed.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report on Form 10-Q, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Our principal source of liquidity is cash generated from operations. Net cash provided by operating activities was $51,000 for the three months ended March 31, 2017 compared to the net cash used by operating activities of $190,000 for the three months ended March 31, 2016. The decrease in cash used was primarily due to the reduction in payroll and related expenses of approximately, $220,000 and the reduction in facilities costs of approximately $59,000.

Investing Activities

Cash used in investing activities was $2,000 for the three months ended March 31, 2017 from the purchase of office equipment.

Financing Activities

Cash was not provided by or used in financing activities during either the three months ended March 31, 2017 or 2016.

As of March 31, 2017, cash, restricted cash and cash equivalents increased $49,000 to $3,840,000 from $3,791,000 at December 31, 2016.

The Company’s efforts to control costs in prior periods are reflected in the positive cash flow in this quarter and the preceding two quarters.

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

ITEM 1A.   Risk Factors

There have been no significant changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.   Defaults upon Senior Securities

None.

ITEM 4.   Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6.    Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALSTAR CORPORATION

Dated: May 10, 2017	By:	/s/STEVEN N. BRONSON
Steven. N. Bronson
Chief Executive Officer and President
(Principal Executive Officer)