Form 10-Q
period 2017-06-30
QUALSTAR CORP
filed 2017-08-08
CIK 758938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

At August 1, 2017, the issuer had 2,042,019 shares of common stock, no par value, issued and outstanding.

QUALSTAR CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	●	Condensed Consolidated Balance Sheets — June 30, 2017 (unaudited) and December 31, 2016	1

	●	Unaudited Condensed Consolidated Statements of Operations — Three and six months ended June 30, 2017 and 2016	2

	●	Unaudited Condensed Consolidated Statements of Cash Flows — Six months ended June 30, 2017 and 2016	3

	●	Notes to unaudited Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		14

Item 3.	Qualitative and Quantitative Disclosures About Market Risk		19

Item 4.	Controls and Procedures		19

PART I — FINANCIAL INFORMATION

ITEM 1.   Financial Statements

QUALSTAR CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,457	$3,691
Restricted cash	100	100
Accounts receivables, net	1,370	1,583
Inventories, net	1,110	1,360
Prepaid expenses and other current assets	97	166
Total current assets	7,134	6,900
Non-current assets:
Property and equipment, net	200	286
Other assets	73	77
Total assets	$7,407	$7,263

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$833	$888
Accrued payroll and related liabilities	286	222
Deferred service revenue, short term	859	787
Other accrued liabilities	330	359
Total current liabilities	2,308	2,256
Long term liabilities:
Other long term liabilities	52	63
Deferred service revenue	91	105
Total long term liabilities	143	168
Total liabilities	2,451	2,424

Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued	-	-
Common stock, no par value; 50,000 shares authorized, 2,042 shares issued and outstanding as of June 30, 2017 and December 31, 2016	19,063	19,063
Accumulated deficit	(14,107)	(14,224)
Total shareholders’ equity	4,956	4,839
Total liabilities and shareholders’ equity	$7,407	$7,263

See notes to condensed consolidated financial statements.

QUALSTAR CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

  (In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenues	$2,267	$2,370	$4,706	$4,520
Cost of goods sold	1,370	1,596	2,919	3,097
Gross profit	897	774	1,787	1,423
Operating expenses:
Engineering	110	223	296	618
Sales and marketing	279	357	526	657
General and administrative	449	519	848	888
Total operating expenses	838	1,099	1,670	2,163
Income (loss) from operations	59	(325)	117	(740)
Other expenses	-	(11)	-	(10)
Income (loss) before income taxes	59	(336)	117	(750)
Provision for income taxes	-	-	-	-
Net income (loss)	$59	$(336)	$117	$(750)
Income (loss) per common share:
Basic and diluted	$0.03	$(0.16)	$0.06	$(0.37)
Weighted average common shares outstanding:
Basic and diluted	2,042	2,042	2,042	2,042

See notes to condensed consolidated financial statements.

QUALSTAR CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$117	$(750)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	83	93
Loss on disposal of assets	5	15
Provision for inventory obsolescence	132	339
Recovery of bad debts and returns	(12)	(23)
Share based compensation	—	2
Changes in operating assets and liabilities:
Accounts receivable	225	(15)
Inventories	118	228
Prepaid expenses and other current assets	73	56
Accounts payable	(55)	(110)
Accrued payroll and related liabilities	64	(110)
Deferred service revenue	58	(135)
Other accrued liabilities	(40)	(22)
Total adjustments	651	318
Net cash provided by (used in) operating activities	$768	$(432)
Cash flows from investing activities:
Purchases of equipment	(2)	(27)
Net cash used in investing activities	$(2)	$(27)
Net increase (decrease) in cash, restricted cash and cash equivalents	$766	$(459)
Cash, restricted cash and cash equivalents at beginning of period	$3,791	$3,963
Cash, restricted cash and cash equivalents at end of period	$4,557	$3,504
Supplemental cash flow disclosures:
Income taxes paid	$3	$8

See notes to condensed consolidated financial statements.

QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2016, has been derived from audited consolidated financial statements. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as our annual audited consolidated financial statements and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements.

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

The condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiary in Singapore. All significant intercompany accounts and transactions have been eliminated in consolidation.

Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in the Qualstar Corporation Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 16, 2017.

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

Deferred service revenue is shown separately in the condensed consolidated balance sheets as current and long term.  At June 30, 2017, we had deferred service revenue of approximately $950,000.  At December 31, 2016, we had deferred service revenue of approximately $892,000.

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

In May 2017, the FASB issued ASU 2017-09 to provide clarity and reduce both diversity in practice and cost and complexity, when applying the guidance for stock compensation, to a change to the terms or conditions of a share-based payment award. This standard is effective for fiscal years beginning after December 15, 2017, and is not expected to materially impact our consolidated financial statements.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Revenue – geographic activity (in thousands):	(unaudited)		(unaudited)		(unaudited)		(unaudited)
	$	%	$	%	$	%	$	%
North America	$1,279	56.4%	$1,207	50.9%	$2,822	60.0%	$2,458	54.4%
Europe	622	27.5%	473	20.0%	1,092	23.2%	961	21.3%
Asia Pacific	313	13.8%	636	26.8%	717	15.2%	1,038	23.0%
Other	53	2.3%	54	2.3%	75	1.6%	63	1.3%
	$2,267	100.0%	$2,370	100.0%	$4,706	100.0%	$4,520	100.0%

No customer accounted for 10% or more of the Company’s net revenue for the three month period ended June 30, 2017.   Two customers accounted for 10.4% and 10.0% of the Company’s net revenue for the three month period ended June 30, 2016.

One customer accounted for 15.0% of the Company’s net revenue for the six month period ended June 30, 2017.  The customer’s accounts receivable balance totaled 9.6% of net accounts receivable as of June 30, 2017. One customer accounted for 12.4% of the Company’s net revenue for the six month period ended June 30, 2016. The customer’s accounts receivable balances totaled 11.4% of net accounts receivable as of December 31, 2016.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
In thousands (except per share amounts):
Net income (loss) (a)	$59	$(336)	$117	$(750)
Weighted average outstanding shares of common stock (b)	2,042	2,042	2,042	2,042
Dilutive potential common shares from employee stock options	—	—	—	—
Common stock and common stock equivalents (c)	2,042	2,042	2,042	2,042
Loss per share:
Basic net income (loss) per share (a)/(b)	$0.03	$(0.16)	$0.06	$(0.37)
Diluted net income (loss) per share (a)/(c)	$0.03	$(0.16)	$0.06	$(0.37)

For the three months ended June 30, 2017 and 2016, 23,000 outstanding stock options were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive.

NOTE 5 - BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet accounts (in thousands):

Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventories are comprised as follows (in thousands):

	June 30, 2017	December 31, 2016
	(unaudited)
Raw materials	$19	$45
Finished goods	1,091	1,315
Net inventory balance	$1,110	$1,360

 QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

Property and equipment, net

The components of property and equipment are as follows (in thousands):

	June 30, 2017	December 31, 2016
	(unaudited)
Leasehold improvements	$114	$114
Furniture and fixtures	317	314
Machinery and equipment	1,012	1,039
	1,443	1,467
Less accumulated depreciation and amortization	(1,243)	(1,181)
Property and equipment, net	$200	$286

Depreciation and amortization expense for the three months ended June 30, 2017 and 2016 was $40,000 and $46,000 (unaudited), respectively, and for the six months ended June 30, 2017 and 2016 was $83,000 and $93,000 (unaudited), respectively.

Other Accrued Liabilities

The components of other liabilities are as follows (in thousands):

	June 30, 2017	December 31, 2016
	(unaudited)
Accrued warranty	$244	$236
Accrued outside commissions	31	28
Accrued contingent legal fees	21	25
Deferred rent	31	37
Other accrued liabilities	3	33
Total other accrued liabilities	$330	$359

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

Activity in the liability for product warranty, which is included in other accrued liabilities in the condensed consolidated balance sheets for the periods presented, is as follows (in thousands):

	Six Months Ended June 30, 2017	Year Ended December 31, 2016
	(unaudited)
Beginning balance	$236	$187
Cost of warranty claims	(26)	(157)
Accruals for product warranties	34	206
Ending balance	$244	$236

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

Effective April 1, 2016, a two year lease was signed for 1,359 square feet for $2,200 per month in Singapore, which expires on September 30, 2018.

The Company provides for rent expense on a straight-line basis over the lease terms.

Future minimum lease payments under these leases are as follows, in thousands, (unaudited):

Years Ending December 31,	Minimum Lease Payment	Sublease Revenue	Net Minimum Lease Payment
Remainder of 2017	$144	$(70)	$74
2018	161	(143)	18
2019	134	(147)	(13)
2020	11	(12)	(1)
Total Commitment	$450	$(372)	$78

Net rent expense for the three months ended June 30, 2017 and 2016 was $35,000 and $48,000, respectively and for the six months ended June 30, 2017 and 2016 was $71,000 and $112,000, respectively.

NOTE 8 –STOCK INCENTIVE PLANS AND SHARE-BASED COMPENSATION

No expense was incurred for share-based compensation associated with outstanding stock options for the six months ended June 30, 2017 and for the six months ended June 30, 2016, approximately $2,000 was recorded. No income tax benefit was recognized in the condensed consolidated statements of operations for share-based arrangements in any period presented. At June 30, 2017, the Company did not have any unrecognized compensation cost related to share-based compensation.

The Company did not grant any stock based compensation during the three and six months ended June 30, 2017 and June 30, 2016.

 QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

NOTE 9 - STOCKHOLDERS’ EQUITY

On June 14, 2016, upon receiving approval from the majority of the Company’s shareholders at the 2016 Annual Meeting, the Company implemented a one-for-six reverse stock split (the “Reverse Split”) of all outstanding shares of common stock, effective as of the close of business on June 14, 2016. The reverse split decreased the number of outstanding shares of common stock from 12,253,117 to approximately 2,042,020. The Company’s authorized number of shares of common stock remains at 50,000,000 and the authorized number of shares of preferred stock of the Company remains at 5,000,000. All share amounts in these financial statements reflect the 1-for-6 reverse split of our issued and outstanding common stock, retroactively.

NOTE 10 – LEGAL PROCEEDINGS

The Company is subject to a variety of claims and legal proceedings that arise from time to time in the ordinary course of our business. Although management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our condensed consolidated financial statements, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. We accrue loss contingencies in connection with our commitments and contingencies, including litigation, when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. As of June 30, 2017, we had accrued aggregate current liabilities of $41,000 in probable fees and costs related to legal matters.

NOTE 11 – INCOME TAXES

We did not record a provision or benefit for income taxes for either the three and six months ended June 30, 2017 or June 30, 2016, due to our prior year operating losses.   The Company has recorded a full valuation allowance against its net deferred tax assets based on the Company’s assessment regarding the realizable nature of these net deferred tax assets in future periods.

NOTE 12 – SEGMENT INFORMATION

In its operation of the business, management reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with U.S. GAAP. Our two segments are Power Supplies and Data Storage. The two segments discussed in this analysis are presented in the way we internally manage and monitor performance for the three and six months ended June 30, 2017 and 2016. Allocations for internal resources were made to the business segments for the three and six months ended June 30, 2017 and 2016. The power supplies segment tracks certain assets separately, and all others are recorded in the storage segment for internal reporting presentations.  The types of products and services provided by each segment are summarized below:

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

 QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

Storage — The data storage industry is experiencing a tremendous increase in newly generated digital data due to Rich Media Content, Internet of Things, Data Mining and the Cloud. Tape based storage solution providers enable businesses to manage the massive growth of digital data assets in a cost-effective manner. For over 30 years, Qualstar engineered innovations and customer-oriented focus has led to products that solved our customer’s needs for simplicity, scalability, reliability and affordable solutions. Our tape based data storage product lines address long-term archive, backup and recovery of electronic data. These products consist of networked libraries that store and move high density tape cartridges and high speed tape drives that stream data to and from the tape cartridges. These optimized solutions allow the video centric markets such as media and entertainment, oil and gas, surveillance, digital security and medical imaging to achieve targeted data workflows.

Segment revenue, income (loss) before taxes and total assets were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue
Power Supplies	$1,422	$1,255	$3,113	$2,604
Storage:
Product	446	653	867	981
Service	399	462	726	935
Total storage	$845	$1,115	$1,593	$1,916
Revenue	$2,267	$2,370	$4,706	$4,520

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income (loss) before Taxes
Power Supplies	$13	$(333)	$40	$(458)
Storage	46	(3)	77	(292)
Income (loss) before taxes	$59	$(336)	$117	$(750)

 QUALSTAR CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

	June 30, 2017	December 31, 2016
Total Assets	(unaudited)
Cash and cash equivalents	$4,457	$3,691
Restricted cash	100	100
Other assets:
Power Supplies
Accounts receivable, net	875	1,158
Inventories, net	433	444
Property and equipment, net	32	35
Other assets	41	39
	1,381	1,676
Storage
Accounts receivable, net	495	425
Inventories, net	677	916
Property and equipment, net	168	251
Other assets	129	204
	1,469	1,796
Total Assets	$7,407	$7,263

NOTE 13 – RELATED PARTY TRANSACTIONS

Steven N. Bronson is the Company’s CEO and is also the President and CEO and a majority shareholder of Interlink Electronics, Inc. (“Interlink”). Interlink reimburses Qualstar for leased space at the Simi Valley facility and for other administrative expenses paid by or on behalf of the Company. The total amount charged to Interlink for the three months ended June 30, 2017 and 2016 was $3,000 and $9,000, respectively. The total amount charged to Interlink for the six months ended June 30, 2017 and 2016 was $5,000 and $20,000, respectively. Interlink owed Qualstar $1,000 and $1,000 at June 30, 2017 and December 31, 2016, respectively.

The Company reimburses Interlink for expenses paid on the Company’s behalf. Interlink occasionally pays travel and other expenses incurred by Qualstar. The Company reimbursed Interlink $1,000 and $5,000 for the three months ended June 30, 2017 and 2016, respectively. The Company reimbursed Interlink $7,000 and $7,000 for the six months ended June 30, 2017 and 2016, respectively. Qualstar did not have a balance due to Interlink at June 30, 2017. At December 31, 2016, Qualstar owed Interlink $2,000.

NOTE 14 – SUBSEQUENT EVENTS

New Subsidiary

Effective July 1, 2017 a wholly-owned subsidiary called N2Power, Inc., was created to operate the internal business unit called N2Power. This internal business unit is reflected in our SEC filings under the power supplies business segment. Further, following the establishment of N2Power, Inc., all assets (and liabilities) belonging to this subsidiary have been separated from the assets (and liabilities) of Qualstar. This will leave Qualstar, as sole shareholder owning all of the equity interests in N2Power, Inc.

Executive Bonus

On August 3, 2017, at the recommendation of the Company’s Compensation Committee, the Board of Directors approved a $100,000 bonus to Steven N. Bronson, CEO based on the Company’s performance. The bonus was based on the Company achieving profitability and positive cash flow for the six months ended June 30, 2017.

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

The Company continues to focus on two key areas: controlling cash and profitability. The two key elements of both strategies are sales growth and cost reduction. In order to grow sales, the Company continues to expand its product portfolio primarily in power supplies through internal development and private labeling. The Company reduced its operating expenses during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 by reducing headcount and relocating the Company’s headquarters. Headcount was reduced by 26% as of June 30, 2017 compared to June 30, 2016. The Company reduced headcount by streamlining operations, retaining experienced, efficient and productive employees and using consultants on a project basis in lieu of fulltime employees. To further the Company’s efforts to reduce costs, on May 1, 2016, the Company subleased its office space in Westlake Village and consolidated all employees into its 15,160 square foot facility in Simi Valley, California.

While the Company explores strategic alternatives to benefit its shareholders, it continues to implement its established business plan from the prior years. The first component of the business plan is to establish worldwide partnerships with other power supply and data storage related companies that will increase our engineering capabilities to develop new products. The second component is to establish worldwide partnerships with other power supply and data storage companies, so that we can “private label” and sell already established strategic products that fit within our portfolio of products. The third component is to use our footprint in Singapore to take advantage of the power supply engineering talent for sustaining and managing new product development. Also, the location allows our engineers to be closer to our contract manufacturers for quality inspections and reviews.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We describe our significant accounting policies in Note 1, “Summary of Significant Accounting Policies” of the accompanying Notes to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS - (Unaudited)

The following table is presented in thousands, except for percentages. The percentages in the table are based on net revenues.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	$	%	$	%	$	%	$	%
Power supply revenues	$1,422	62.7%	$1,255	53.0%	$3,113	66.1%	$2,604	57.6%
Storage revenues	845	37.3%	1,115	47.0%	1,593	33.9%	1,916	42.4%
Net revenues	2,267	100.0%	2,370	100.0%	4,706	100.0%	4,520	100.0%
Cost of goods sold	1,370	60.4%	1,596	67.3%	2,919	62.0%	3,097	68.5%
Gross profit	897	39.6%	774	32.7%	1,787	38.0%	1,423	31.5%
Operating expenses:
Engineering	110	4.9%	223	9.4%	296	6.3%	618	13.7%
Sales and marketing	279	12.3%	357	15.1%	526	11.2%	657	14.5%
General and administrative	449	19.8%	519	21.9%	848	18.0%	888	19.7%
Total operating expenses	838	37.0%	1,099	46.4%	1,670	35.5%	2,163	47.9%
Income (loss) from operations	59	2.6%	(325)	(13.7)%	117	2.5%	(740)	(16.4)%
Other expense	-	-%	(11)	(0.5)%	-	-%	(10)	(0.2)%
Net income (loss)	$59	2.6%	$(336)	(14.2)%	$117	2.5%	$(750)	(16.6)%

Comparison of the Three Months Ended June 30, 2017 and 2016 (unaudited)

Change in Net Revenues:

	Three Months Ended June 30,
	2017		2016		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Power supply revenues	$1,422	62.7%	$1,255	53.0%	$167	13.3%
Storage revenues	845	37.3%	1,115	47.0%	(270)	(24.2)%
Net revenues	$2,267	100.0%	$2,370	100.0%	$(103)	(4.3)%

The decrease in net revenues in the three months ended June 30, 2017 compared to the prior year period is attributable to the segment-specific factors described below.

Segment Revenue

Power Supplies – The increase in power supply sales in the three months ended June 30, 2017 compared to the prior year period is attributable to new customer projects and increased business with existing customers. Key customers that incorporate our power supplies have variable life cycles and production demands. As some projects reach end - of - life, the timing of new production creates a fluctuation in sales.

Storage – The decrease in storage revenues in the three months ended June 30, 2017 compared to the prior year period is attributable to the changing data storage market dynamics. Business owners are eliminating onsite data storage systems and preferring to select cloud based solutions.

Gross Profit:

	Three Months Ended June 30,
	2017		2016		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Gross profit	$897	39.6%	$774	32.7%	$123	15.9%

The gross profit increase for the three month period ended June 30, 2017 compared to the prior year period is primarily attributed to decreases in payroll costs, overhead costs and freight costs and a decrease in the provision for obsolete inventory.

Operating Expenses:

	Three Months Ended June 30,
	2017		2016		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Engineering	$110	4.9%	$223	9.4%	$(113)	(50.7)%
Sales and marketing	$279	12.3%	$357	15.1%	$(78)	(21.8)%
General and administrative	$449	19.8%	$519	21.9%	$(70)	(13.5)%

Engineering

Engineering expenses decreased in the three months ended June 30, 2017 from the prior year period as a result of a reduction in payroll and related expenses, and lower engineering materials and facilities costs.

Sales and Marketing

The Company reduced sales and marketing expenses during the three months ended June 30, 2017 from the prior year period, primarily by reducing payroll and related expenses, consulting fees and managing tradeshow and related costs.

General and Administrative

General and administrative costs decreased during the three months ended June 30, 2017 from the prior year period. General and administrative costs decreased primarily due to a reduction in professional services offset by an increase in bonus expense.

Other Expense:

	Three Months Ended June 30,
	2017		2016		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Other income	$-	-%	$(11)	(0.5)%	11	100.0%

During the three months ended June 30, 2016, the Company earned interest income on cash held in money market accounts for operations that was offset by the loss on the disposal of fixed assets. The Company did not generate interest income in the comparable period ended June 30, 2017.

Provision for Income Taxes:  We did not record a provision or benefit for income taxes for each of the three months ended June 30, 2017 and 2016, due to our prior year operating losses. There were no changes to the valuation allowance during the three months ended June 30, 2017.

Comparison of the Six Months Ended June 30, 2017 and 2016 (unaudited)

Change in Net Revenues:

	Six Months Ended June 30,
	2017		2016		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Power supply revenues	$3,113	66.1%	$2,604	57.6%	$509	19.5%
Storage revenues	1,593	33.9%	1,916	42.4%	(323)	(16.9)%
Net revenues	$4,706	100.0%	$4,520	100.0%	$186	4.1%

The increase in net revenues during the six months ended June 30, 2017 compared to the prior year period is attributable to the segment-specific factors described below.

Segment Revenue

Power Supplies – The increase in power supply sales during the six month period ended June 30, 2017 compared to the prior year period is attributable to our continued emphasis on power solutions for our current and new gaming OEM customers.

Storage – The decrease in storage revenues in the six months ended June 30, 2017 compared to the prior year period is attributable to the changing data storage market dynamics, as earlier described.

Gross Profit:

	Six Months Ended June 30,
	2017		2016		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Gross profit	$1,787	38.0%	$1,423	31.5%	$364	25.6%

Gross profit during the six months ended June 30, 2017 increased from the prior year period due to a decrease in payroll and related expenses, a decrease in freight costs and a decrease in the provision for obsolete inventory.

Operating Expenses:

	Six Months Ended June 30,
	2017		2016		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Engineering	$296	6.3%	$618	13.7%	$(322)	(52.1)%
Sales and marketing	$526	11.2%	$657	14.5%	$(131)	(19.9)%
General and administrative	$848	18.0%	$888	19.7%	$(40)	(4.5)%

Engineering

The decrease in engineering expenses for the six months ended June 30, 2017 as compared to the prior year period is a result of the reduction in payroll and related costs, and reduced materials and facilities costs.

Sales and Marketing

The Company’s reduced sales and marketing expenses for the six months ended June 30, 2017 compared to the period ended June 30, 2016 resulted from lower payroll and related costs, lower consulting costs, reduction in tradeshow attendance and reduced promotional materials and reduced facilities expenses offset by an increase in travel and commission expenses.

General and Administrative

The decrease in general and administrative costs for the six months ended June 30, 2017 compared to the prior year period are attributable to lower legal fees and a decrease in facilities costs offset by an increase in bonus expense.

Other Expense:

	Six Months Ended June 30,
	2017		2016		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Other expense	$-	-%	$(10)	(0.2)%	10	100.0%

For the period ended June 30, 2016, net other expense consists of a loss on the disposal of assets related to our facility relocation offset by interest income earned on cash held in money market accounts for operations.

Provision for Income Taxes:  We did not record a provision or benefit for income taxes for the six months ended June 30, 2017 and 2016, due to our prior year operating losses. There were no changes to the valuation allowance.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Our principal source of liquidity is cash generated from operations. Net cash provided by operating activities was $768,000 for the six months ended June 30, 2017 compared to the net cash used by operating activities of $432,000 for the six months ended June 30, 2016. The increase in cash provided by operating activities of $1,200,000 is primarily due to our net income of $117,000 for the period compared to a net loss of $750,000 for the prior year period, increased collections of accounts receivable and increased deferred revenue.

Investing Activities

Cash used in investing activities was $2,000 and $26,000 for the six months ended June 30, 2017 and 2016, respectively, relating to the purchase of office equipment.

Financing Activities

Cash was not provided by or used in financing activities during either the six months ended June 30, 2017 or 2016.

As of June 30, 2017, cash, restricted cash and cash equivalents increased $766,000 to $4,557,000 from $3,791,000 at December 31, 2016.

The Company’s efforts to control costs in prior periods are reflected in the positive cash flow in this quarter and the preceding two quarters.

We believe that our existing cash and cash equivalents and cash flows from our operating activities will be sufficient to fund our working capital and capital expenditure needs for at least twelve months from the date of this report. We may utilize cash to invest in or acquire businesses, products or technologies that we believe are additive to the strategic expansion of the Company. We periodically evaluate other companies and technologies for possible investment or acquisition. In addition, we have made, and may in the future make, investments in companies with whom we have identified potential synergies. However, we have no present commitments or agreements with respect to any material investment in or acquisition of other businesses or technologies. In the event that we require additional capital to meet our business needs, there can be no assurance that additional funding will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.

ITEM 3.   Qualitative and Quantitative Disclosures about Market Risk

Not applicable.

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

QUALSTAR CORPORATION

Dated: August 8, 2017	By:	/s/STEVEN N. BRONSON
Steven. N. Bronson
Chief Executive Officer and President
(Principal Executive Officer)