Form 10-Q
period 2017-09-30
QUALSTAR CORP
filed 2017-11-08
CIK 758938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                   to

Commission file number 001-35810

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

At November 1, 2017, the issuer had 2,042,019 shares of common stock, no par value, issued and outstanding.

QUALSTAR CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	●	Condensed Consolidated Balance Sheets — September 30, 2017 (unaudited) and December 31, 2016	1

	●	Unaudited Condensed Consolidated Statements of Operations — Three and Nine months ended September 30, 2017 and 2016	2

	●	Unaudited Condensed Consolidated Statements of Cash Flows — Nine months ended September 30, 2017 and 2016	3

	●	Notes to unaudited Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		15

Item 3.	Qualitative and Quantitative Disclosures About Market Risk		20

Item 4.	Controls and Procedures		20

PART I — FINANCIAL INFORMATION

ITEM 1.   Financial Statements

QUALSTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,663	$3,691
Restricted cash	100	100
Accounts receivables, net	1,453	1,583
Inventories, net	1,082	1,360
Prepaid expenses and other current assets	171	166
Total current assets	7,469	6,900
Non-current assets:
Property and equipment, net	172	286
Other assets	70	77
Total assets	$7,711	$7,263

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$902	$888
Accrued payroll and related liabilities	206	222
Deferred service revenue, short term	850	787
Other accrued liabilities	378	359
Total current liabilities	2,336	2,256
Long term liabilities:
Other long term liabilities	52	63
Deferred service revenue	102	105
Total long term liabilities	154	168
Total liabilities	2,490	2,424

Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; no shares issued	-	-
Common stock, no par value; 50,000 shares authorized, 2,042 shares issued and outstanding as of September 30, 2017 and December 31, 2016	19,476	19,063
Accumulated deficit	(14,255)	(14,224)
Total shareholders’ equity	5,221	4,839
Total liabilities and shareholders’ equity	$7,711	$7,263

See notes to condensed consolidated financial statements.

QUALSTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

  (In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenues	$2,755	$2,666	$7,461	$7,186
Cost of goods sold	1,697	1,905	4,616	5,002
Gross profit	1,058	761	2,845	2,184
Operating expenses:
Engineering	131	232	427	850
Sales and marketing	360	276	886	933
General and administrative	715	306	1,563	1,194
Total operating expenses	1,206	814	2,876	2,977
Loss from operations	(148)	(53)	(31)	(793)
Other expenses	-	-	-	(10)
Loss before income taxes	(148)	(53)	(31)	(803)
Provision for income taxes	-	-	-	-
Net Loss	$(148)	$(53)	$(31)	$(803)
Loss per common share:
Basic and diluted	$(0.07)	$(0.03)	$(0.02)	$(0.39)
Weighted average common shares outstanding:
Basic and diluted	2,042	2,042	2,042	2,042

See notes to condensed consolidated financial statements.

QUALSTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(31)	$(803)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	119	137
Loss on disposal of assets	5	15
Provision for inventory obsolescence	233	424
Recovery of bad debts and returns	(7)	(23)
Share based compensation	413	2
Changes in operating assets and liabilities:
Accounts receivable	137	(79)
Inventories	45	468
Prepaid expenses and other current assets	2	(23)
Accounts payable	14	(51)
Accrued payroll and related liabilities	(16)	(148)
Deferred service revenue	60	(586)
Other accrued liabilities	8	382
Total adjustments	1,013	518
Net cash provided by (used in) operating activities	$982	$(285)

Cash flows from investing activities:
Purchases of equipment	(10)	(27)
Net cash used in investing activities	$(10)	$(27)
Net increase (decrease) in cash, restricted cash and cash equivalents	$972	$(312)
Cash, restricted cash and cash equivalents at beginning of period	$3,791	$3,963
Cash, restricted cash and cash equivalents at end of period	$4,763	$3,651
Supplemental cash flow disclosures:
Income taxes paid	$3	$8

See notes to condensed consolidated financial statements.

QUALSTAR CORPORATION AND SUBSIDIARIES

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

On June 5, 2017, a wholly-owned subsidiary of Qualstar Corporation, N2Power, Inc., was created to operate the Company’s internal business unit known as N2Power. The N2Power business unit is reflected in the Company’s SEC filings under the power supplies business segment. Following the establishment of N2Power, Inc., all assets (and liabilities) belonging to this subsidiary have been separated from the assets (and liabilities) of Qualstar.

The condensed consolidated financial statements include our accounts and the accounts of each of our wholly owned subsidiaries in Qualstar Corporation Singapore Private Limited and N2Power, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Deferred service revenue is shown separately in the condensed consolidated balance sheets as current and long term.  At September 30, 2017, we had deferred service revenue of approximately $952,000.  At December 31, 2016, we had deferred service revenue of approximately $892,000.

 QUALSTAR CORPORATION AND SUBSIDIARIES

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

 QUALSTAR CORPORATION AND SUBSIDIARIES

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

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting guidance not yet adopted

In May 2014, the FASB issued ASU 2014-09 to clarify the principles for recognizing revenue and to develop a common revenue standard that will remove inconsistencies and weaknesses in revenue requirements, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, provide more useful information to users of financial statements through improved disclosure requirements, and simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. In August 2015, the FASB issued ASU 2015-14 as an update of ASU 2014-09. The purpose is to allow more time to implement the guidance in Update 2014-09. This Update defers the effective date of Update 2014-09 to annual reporting periods beginning after December 15, 2017. We are evaluating the impact Update 2014-09 may have on our condensed consolidated financial statements.

 QUALSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

In February 2016, the FASB issued ASU 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. For related party leases, the basis will be the legally enforceable terms and conditions of the arrangement. This standard is effective for fiscal years beginning after December 15, 2018. We are evaluating the impact ASU 2016-02 may have on our condensed consolidated financial statements.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Revenue – geographic activity (in thousands):	(unaudited)		(unaudited)		(unaudited)		(unaudited)
	$	%	$	%	$	%	$	%
North America	$1,962	71.2%	$1,394	52.3%	$4,785	64.1%	$3,852	53.6%
Europe	356	12.9%	557	20.9%	1,447	19.4%	1,518	21.1%
Asia Pacific	396	14.4%	686	25.7%	1,113	14.9%	1,724	24.0%
Other	41	1.5%	29	1.1%	116	1.6%	92	1.3%
	$2,755	100.0%	$2,666	100.0%	$7,461	100.0%	$7,186	100.0%

One customer accounted for 14.6% of the Company’s net revenue for the three months ended September 30, 2017.   One customer accounted for 12.3% of the Company’s net revenue for the three months ended September 30, 2016.

One customer accounted for 15.0% of the Company’s net revenue for the nine months ended September 30, 2017.  The customer’s accounts receivable balance totaled 9.3% of net accounts receivable as of December 31, 2016.  One customer accounted for 10.7% of the Company’s net revenue for the nine months ended September 30, 2016.

 QUALSTAR CORPORATION AND SUBSIDIARIES

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
In thousands (except per share amounts):
Net Loss (a)	$(148)	$(53)	$(31)	$(803)
Weighted average outstanding shares of common stock (b)	2,042	2,042	2,042	2,042
Dilutive potential common shares from employee stock options	—	—	—	—
Common stock and common stock equivalents (c)	2,042	2,042	2,042	2,042
Loss per share:
Basic net loss per share (a)/(b)	$(0.07)	$(0.03)	$(0.02)	$(0.39)
Diluted net loss per share (a)/(c)	$(0.07)	$(0.03)	$(0.02)	$(0.39)

For the three and nine months ended September 30, 2017 and 2016, 188,633 and 23,333 outstanding stock options, respectively, were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive.

NOTE 5 - BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet accounts (in thousands):

Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventories are comprised as follows (in thousands):

	September 30, 2017	December 31, 2016
	(unaudited)
Raw materials	$32	$45
Finished goods	1,050	1,315
Net inventory balance	$1,082	$1,360

 QUALSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

Property and equipment, net

The components of property and equipment are as follows (in thousands):

	September 30, 2017	December 31, 2016
	(unaudited)
Leasehold improvements	$114	$114
Furniture and fixtures	317	314
Machinery and equipment	1,020	1,039
	1,451	1,467
Less accumulated depreciation and amortization	(1,279)	(1,181)
Property and equipment, net	$172	$286

Depreciation and amortization expense for the three months ended September 30, 2017 and 2016 was $36,000 and $44,000 (unaudited), respectively, and for the nine months ended September 30, 2017 and 2016 was $119,000 and $137,000 (unaudited), respectively.

Other Accrued Liabilities

The components of other liabilities are as follows (in thousands):

	September 30, 2017	December 31, 2016
	(unaudited)
Accrued warranty	$283	$236
Accrued outside commissions	41	28
Accrued contingent legal fees	21	25
Deferred rent	29	37
Other accrued liabilities	4	33
Total other accrued liabilities	$378	$359

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

Activity in the liability for product warranty, which is included in other accrued liabilities in the condensed consolidated balance sheets for the periods presented, is as follows (in thousands):

	Nine Months Ended September 30, 2017	Year Ended December 31, 2016
	(unaudited)
Beginning balance	$236	$187
Cost of warranty claims	(34)	(157)
Accruals for product warranties	81	206
Ending balance	$283	$236

 QUALSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

NOTE 7 –COMMITMENTS

Lease Agreements

Qualstar’s lease agreement for its 15,160 square foot facility located in Simi Valley, California, expires February 28, 2018. On August 23, 2017, Qualstar exercised the option to extend the lease term for an additional three years expiring February 28, 2021. Rent on this facility is $11,000 per month with a step-up of 3% annually. Qualstar subleases a portion of the warehouse space to Interlink Electronics, Inc. (Interlink) and is reimbursed for the space and other related expenses on a monthly basis. As described in Note 13, Interlink is a related party.

Qualstar also leases approximately 5,400 square feet of office space in Westlake Village, California. Our lease on this facility expires on January 31, 2020.  Rent on this facility is $11,000 per month, with a step-up of 3% annually. On March 21, 2016, we signed a sublease agreement for the Westlake Village facility. The tenant pays Qualstar $12,000 per month with a step-up of 3% annually.

Effective April 1, 2016, a two year lease was signed for 1,359 square feet for $2,200 per month in Singapore, which expires on September 30, 2018.

The Company provides for rent expense on a straight-line basis over the lease terms.

Future minimum lease payments under these leases are as follows, in thousands, (unaudited):

Years Ending December 31,	Minimum Lease Payment	Sublease Revenue	Net Minimum Lease Payment
Remainder of 2017	$72	$(35)	$37
2018	268	(143)	125
2019	267	(147)	120
2020	148	(13)	135
2021	23		23
Total Commitment	$778	$(338)	$440

Net rent expense for the three months ended September 30, 2017 and 2016 was $36,000 and $48,000, respectively and for the nine months ended September 30, 2017 and 2016 was $107,000 and $148,000, respectively.

NOTE 8 –STOCK INCENTIVE PLANS AND SHARE-BASED COMPENSATION

Share-Based Compensation

Share-based compensation expense associated with outstanding stock options during the three months ended September 30, 2017 was $413,000. During the three months ended September 30, 2016, the Company did not incur any share based compensation expenses. Share-based compensation expense for the nine months ended September 30, 2017 and 2016 was $413,000 and $2,000, respectively. No income tax benefit was recognized in the statements of comprehensive loss for share-based arrangements in any period presented.

 QUALSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

Stock Option Plan

The Company has three share-based compensation plans as described below.

Qualstar adopted the 1998 Stock Incentive Plan, (the “1998 Plan”) under which incentive and nonqualified stock options and restricted stock could be granted for shares of common stock. The 1998 Plan expired in 2008 and no additional options may be granted under that plan. However, 3,333 options that were previously granted under the 1998 Plan will continue under their terms.

Qualstar adopted the 2008 Stock Incentive Plan (the “2008 Plan”) under which incentive and nonqualified stock options and restricted stock may be granted for shares of common stock. The 2008 Plan expires in 2018 and no additional options may be granted under that plan. However, 20,000 options that were previously granted under the 2008 Plan will continue under their terms.

The 2017 Stock Incentive Plan (the “2017 Plan”) was approved by Qualstar shareholders on June 13, 2017. The 2017 Plan, permits the award of stock options (both incentive and non-qualified options), stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance shares, dividend equivalent rights and cash-based awards to employees (including executive officers), directors and consultants of the Company and its subsidiaries. The 2017 Plan authorizes the issuance of an aggregate of 200,000 shares of common stock and the plan is administered by the Compensation Committee of the Company’s Board of Directors.

With respect to options, the fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions, such as volatility, expected term and risk-free interest rate. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination in determining forfeiture rates. The expected term of options granted is estimated based on the vesting term of the award, historical employee exercise behavior, expected volatility of the Company’s stock and an employee’s average length of service. The risk-free interest rate used in this model correlates to a U.S. constant rate Treasury security with a contractual life that approximates the expected term of the option award.

QUALSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

The following table summarizes stock option activity; the amounts shown have been retrospectively restated for the one-for-six reverse stock split, effective June 14, 2016:

Options	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	23,333	$9.49	6.43	—
Granted	165,300	7.08	9.85	—
Exercised	—	—	—	—
Forfeited, canceled or expired	—	—	—	—
Outstanding at September 30, 2017	188,633	7.38	9.33	—

Exercisable at September 30, 2017	188,633	$7.38	9.33	$—

NOTE 9 - STOCKHOLDERS’ EQUITY

On June 14, 2016, upon receiving approval from the majority of the Company’s shareholders at the 2016 Annual Meeting, the Company implemented a one-for-six reverse stock split (the “Reverse Split”) of all outstanding shares of common stock, effective as of the close of business on June 14, 2016. The reverse split decreased the number of outstanding shares of common stock from 12,253,117 to approximately 2,042,020. The Company’s authorized number of shares of common stock remains at 50,000,000 and the authorized number of shares of preferred stock of the Company remains at 5,000,000. All share amounts in these financial statements reflect the Reverse Split of our issued and outstanding common stock, retroactively.

NOTE 10 – LEGAL PROCEEDINGS

The Company is subject to a variety of claims and legal proceedings that arise from time to time in the ordinary course of our business. Although management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our condensed consolidated financial statements, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. We accrue loss contingencies in connection with our commitments and contingencies, including litigation, when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. As of September 30, 2017, we had accrued aggregate current liabilities of $39,000 in probable fees and costs related to legal matters.

NOTE 11 – INCOME TAXES

We did not record a provision or benefit for income taxes for either the three or nine months ended September 30, 2017 or September 30, 2016, due to our prior year operating losses.   The Company has recorded a full valuation allowance against its net deferred tax assets based on the Company’s assessment regarding the realizable nature of these net deferred tax assets in future periods.

NOTE 12 – SEGMENT INFORMATION

In its operation of the business, management reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with U.S. GAAP. Our two segments are Power Supplies and Data Storage. The two segments discussed in this analysis are presented in the way we internally manage and monitor performance for the three and nine months ended September 30, 2017 and 2016. Allocations for internal resources were made to the business segments for the three and nine months ended September 30, 2017 and 2016. The power supplies segment tracks certain assets separately, and all others are recorded in the storage segment for internal reporting presentations.  The types of products and services provided by each segment are summarized below:

QUALSTAR CORPORATION AND SUBSIDIARIES

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

Storage — The data storage industry is experiencing a tremendous increase in newly generated digital data due to Rich Media Content, Internet of Things, Data Mining and the Cloud. Tape based storage solution providers enable businesses to manage the massive growth of digital data assets in a cost-effective manner. For over 30 years, Qualstar’s innovations and customer-oriented focus has led to products that solved our customer’s needs for simplicity, scalability, reliability and affordable solutions. Our tape based data storage product lines address long-term archive, backup and recovery of electronic data. These products consist of networked libraries that store and move high density tape cartridges and high speed tape drives that stream data to and from the tape cartridges. These optimized solutions allow the video centric markets such as media and entertainment, oil and gas, surveillance, digital security and medical imaging to achieve targeted data workflows.

Segment revenue, income (loss) before taxes and total assets were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue
Power Supplies	$1,542	$1,559	$4,655	$4,163
Storage:
Product	791	652	1,658	1,633
Service	422	455	1,148	1,390
Total storage	$1,213	$1,107	$2,806	$3,023
Revenue	$2,755	$2,666	$7,461	$7,186

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income (loss) before Taxes
Power Supplies	$4	$(33)	$44	$(491)
Storage	(152)	(20)	(75)	(312)
Income (loss) before taxes	$(148)	$(53)	$(31)	$(803)

 QUALSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

	September 30, 2017	December 31, 2016
Total Assets	(unaudited)
Cash and cash equivalents	$4,663	$3,691
Restricted cash	100	100
Other assets:
Power Supplies
Accounts receivable, net	944	1,158
Inventories, net	417	444
Property and equipment, net	34	35
Other assets	35	39
	1,430	1,676
Storage
Accounts receivable, net	509	425
Inventories, net	665	916
Property and equipment, net	138	251
Other assets	206	204
	1,518	1,796
Total Assets	$7,711	$7,263

NOTE 13 – RELATED PARTY TRANSACTIONS

Steven N. Bronson is the Company’s CEO and is also the President and CEO and a majority shareholder of Interlink Electronics, Inc. (“Interlink”). Interlink reimburses Qualstar for leased space at the Simi Valley facility and for other administrative expenses paid by or on behalf of the Company. The total amount charged to Interlink for the three months ended September 30, 2017 and 2016 was $3,000 and $10,000, respectively. The total amount charged to Interlink for the nine months ended September 30, 2017 and 2016 was $8,000 and $30,000, respectively. Interlink owed Qualstar $1,000 and $1,000 at September 30, 2017 and December 31, 2016, respectively.

The Company reimburses Interlink for expenses paid on the Company’s behalf. Interlink occasionally pays travel and other expenses incurred by Qualstar. The Company reimbursed Interlink $1,000 and $4,000 for the three months ended September 30, 2017 and 2016, respectively. The Company reimbursed Interlink $8,000 and $11,000 for the nine months ended September 30, 2017 and 2016, respectively. Qualstar did not have a balance due to Interlink at September 30, 2017. At December 31, 2016, Qualstar owed Interlink $2,000.

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

OVERVIEW

Qualstar Corporation and its Subsidiaries (“Qualstar”, the “Company”, “we”, “us” or “our”) manufactures and markets data storage system products and compact, high efficiency power solutions. Our data storage devices include highly scalable automated magnetic tape libraries used to store, retrieve and manage electronic data primarily in the network computing environment. Our data storage devices include models ranging from entry level to enterprise and are a cost-effective solution for organizations requiring backup, recovery and archival storage of critical electronic information. The distribution channels for our date storage devices include resellers, system integrators, and original equipment manufacturers (“OEMs”). In addition, the Company is a leading provider of standard, semi-custom and custom power solutions marketed under the N2Power brand. Our power solution products provide OEM designers increased functionality while reducing thermal loads and cooling requirements and lowering operating costs. Our power solution products are currently sold to OEMs in a wide range of markets, including telecom/networking equipment, audio/visual, industrial, gaming and now medical with our new product offerings.

The Company is focused on expanding sales in both business units in two key areas: adding key customers and expanding its product portfolio. The data storage business is adding more strategic partners that will expand our geographic footprint and increase the reach to additional industries. The power supply business unit is expanding its customer base in specific market verticals, such as the gaming industry. In addition to adding new internally designed and private label products, the power supply business is focusing on providing value add services in establishing itself as an optimized product development manufacturer (OPDM) for current and future new customers.  This will allow N2Power to act as a one-stop shop providing solutions for more complex power assembly units and chassis solutions for their OEM customers.

The Company continues to expand its product portfolio through internal development, private labeling and establishing worldwide partnerships with other power supply and data storage related companies. These new relationships will increase our product development engineering capabilities and help us stay at the forefront of both the data storage and power supply industries.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We describe our significant accounting policies in Note 1, “Summary of Significant Accounting Policies” of the accompanying Notes to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS - (Unaudited)

The following table is presented in thousands, except for percentages. The percentages in the table are based on net revenues.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	$	%	$	%	$	%	$	%
Power supply revenues	$1,542	56.0%	$1,559	58.5%	$4,655	62.4%	$4,163	57.9%
Storage revenues	1,213	44.0%	1,107	41.5%	2,806	37.6%	3,023	42.1%
Net revenues	2,755	100.0%	2,666	100.0%	7,461	100.0%	7,186	100.0%
Cost of goods sold	1,697	61.6%	1,905	71.5%	4,616	61.9%	5,002	69.6%
Gross profit	1,058	38.4%	761	28.5%	2,845	38.1%	2,184	30.4%
Operating expenses:
Engineering	131	4.8%	232	8.7%	427	5.7%	850	11.8%
Sales and marketing	360	13.1%	276	10.4%	886	11.9%	933	13.0%
General and administrative	715	26.0%	306	11.5%	1,563	20.9%	1,194	16.6%
Total operating expenses	1,206	43.8%	814	30.5%	2,876	38.5%	2,977	41.4%
Income (loss) from operations	(148)	(5.4)%	(53)	(2.0)%	(31)	(0.4)%	(793)	(11.0)%
Other expense	-	-%	-	-%	-	-%	(10)	(0.2)%
Net income (loss)	$(148)	(5.4)%	$(53)	(2.0)%	$(31)	(0.4)%	$(803)	(11.2)%

Comparison of the Three Months Ended September 30, 2017 and 2016 (unaudited)

Change in Net Revenues:

	Three Months Ended September 30,
	2017		2016		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Power supply revenues	$1,542	56.0%	$1,559	58.5%	$(17)	(1.1)%
Storage revenues	1,213	44.0%	1,107	41.5%	106	9.6%
Net revenues	$2,755	100.0%	$2,666	100.0%	$89	3.3%

The increase in net revenues for the three months ended September 30, 2017 compared to the prior year period is attributable to the segment-specific factors described below.

Segment Revenue

Power Supplies – The decrease in power supply sales in the three months ended September 30, 2017 compared to the prior year period is attributable to the end of a project for a customer that was not fully offset with new projects. Key customers that incorporate our power supplies have variable life cycles and production demands. As some projects reach end of life, the timing of new production creates a fluctuation in sales.

Storage – The increase in storage revenues in the three months ended September 30, 2017 compared to the prior year period is attributable to the increased sales of higher valued, larger libraries compared to the sales of smaller libraries in the prior period.

Gross Profit:

	Three Months Ended September 30,
	2017		2016		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Gross profit	$1,058	38.4%	$761	28.5%	$297	39.0%

The gross profit increase for the three months ended September 30, 2017 compared to the prior year period is primarily attributed to decreases in payroll costs, overhead costs and freight costs and a decrease in the provision for obsolete inventory.

Operating Expenses:

	Three Months Ended September 30,
	2017		2016		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Engineering	$131	4.8%	$232	8.7%	$(101)	(43.5)%
Sales and marketing	$360	13.1%	$276	10.4%	$84	30.4%
General and administrative	$715	26.0%	$306	11.5%	$409	133.7%

Engineering

Engineering expenses decreased in the three months ended September 30, 2017 from the prior year period as a result of a reduction in payroll and related expenses, and lower engineering materials and facilities costs.

Sales and Marketing

Sales and marketing expenses increased during the three months ended September 30, 2017 from the prior year period, primarily as a result of increased share-based compensation and commission expenses, offset by a reduction in other payroll and related expenses.

General and Administrative

General and administrative costs increased during the three months ended September 30, 2017 from the prior year period.  General and administrative costs increased primarily due to share-based compensation expense for stock options awarded to employees and board members, bonuses and legal and other professional fees, offset by a reduction in accounting fees and facilities costs.

Provision for Income Taxes:  We did not record a provision or benefit for income taxes for each of the three months ended September 30, 2017 and 2016, due to our prior year operating losses. There were no changes to the valuation allowance during the three months ended September 30, 2017.

Comparison of the Nine Months Ended September 30, 2017 and 2016 (unaudited)

Change in Net Revenues:

	Nine Months Ended September 30,
	2017		2016		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Power supply revenues	$4,655	62.4%	$4,163	57.9%	$492	11.8%
Storage revenues	2,806	37.6%	3,023	42.1%	(217)	(7.2)%
Net revenues	$7,461	100.0%	$7,186	100.0%	$275	3.8%

The increase in net revenues during the nine months ended September 30, 2017 compared to the prior year period is attributable to the segment-specific factors described below.

Segment Revenue

Power Supplies – The increase in power supply sales during the nine months ended September 30, 2017 compared to the prior year period is attributable to our continued emphasis on power solutions for our current and new gaming OEM customers.

Storage – The decrease in storage revenues in the nine months ended September 30, 2017 compared to the prior year period is attributable to the changing data storage market dynamics. Business owners are eliminating onsite data storage systems and preferring to select cloud based solutions.

Gross Profit:

	Nine Months Ended September 30,
	2017		2016		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Gross profit	$2,845	38.1%	$2,184	30.4%	$661	30.3%

Gross profit during the nine months ended September 30, 2017 increased from the prior year period due to a decrease in payroll and related expenses, a decrease in freight costs and a decrease in warranty repairs and returns.

Operating Expenses:

	Nine Months Ended September 30,
	2017		2016		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Engineering	$427	5.7%	$850	11.8%	$(423)	(49.8)%
Sales and marketing	$886	11.9%	$933	13.0%	$(47)	(5.0)%
General and administrative	$1,563	20.9%	$1,194	16.6%	$369	30.9%

Engineering

The decrease in engineering expenses for the nine months ended September 30, 2017 as compared to the prior year period is a result of the reduction in payroll and related costs, and reduced materials and facilities costs.

Sales and Marketing

The Company’s reduced sales and marketing expenses for the nine months ended September 30, 2017 compared to the period ended September 30, 2016 resulted from lower payroll and related costs from reduced headcount, lower consulting costs, reduced promotional materials and reduced facilities expenses offset by an increase in share-based compensation, travel and commission expenses.

General and Administrative

The increase in general and administrative costs for the nine months ended September 30, 2017 compared to the prior year period is primarily attributable to increased share-based compensation expenses for stock options awarded to employees and board members, and increased bonus expenses, offset by a reduction in payroll and related expenses from reduced headcount and lower legal and facilities costs.

Other Expense:

	Nine Months Ended September 30,
	2017		2016		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Other expense	$-	-%	$(10)	(0.2)%	10	100.0%

For the period ended September 30, 2016, net other expense consists of a loss on the disposal of assets related to our facility relocation offset by interest income earned on cash held in money market accounts for operations.

Provision for Income Taxes:  We did not record a provision or benefit for income taxes for the nine months ended September 30, 2017 and 2016, due to our prior year operating losses. There were no changes to the valuation allowance.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Our principal source of liquidity is cash generated from operations. Net cash provided by operating activities was $982,000 for the nine months ended September 30, 2017 compared to the net cash used by operating activities of $285,000 for the nine months ended September 30, 2016.

The cash provided by operating activities for the nine months ended September 30, 2017 of $982,000 consisted of the operating loss for the period of $31,000, offset by cash provided by net working capital of $250,000 and non-cash adjustments of $763,000, primarily share-based compensation, provision for inventory reserves and depreciation for the period.

Investing Activities

Cash used in investing activities was $10,000 and $27,000 for the nine months ended September 30, 2017 and 2016, respectively, relating to the purchase of office equipment.

Financing Activities

Cash was not provided by or used in financing activities during either the nine months ended September 30, 2017 or 2016.

As of September 30, 2017, cash, restricted cash and cash equivalents increased $972,000 to $4,763,000 from $3,791,000 at December 31, 2016.

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

QUALSTAR CORPORATION

Dated: November 8, 2017	By:	/s/STEVEN N. BRONSON
Steven. N. Bronson
Chief Executive Officer and President
(Principal Executive Officer)