Form 10-K
period 2017-12-31
QUALSTAR CORP
filed 2018-03-16
CIK 758938

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ____________

COMMISSION FILE NUMBER 001-35810

QUALSTAR CORPORATION

 (Exact Name of registrant as specified in its charter)

CALIFORNIA	95-3927330
(State or other jurisdiction of incorporation or organization) 130 West Cochran Street, Unit C; Simi Valley, CA (Address of principal executive offices)	(I.R.S. Employer Identification No.) 93065 (Zip Code)

Registrant’s telephone number, including area code: (805) 583-7744

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2017, the aggregate market value of the common equity held by non-affiliates of the registrant was approximately $7,415,671 based on the closing sales price as reported on the NASDAQ Stock Market.  As of March 8, 2018 there were 2,045,519 shares of common stock without par value outstanding.

QUALSTAR CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

PART I

 ITEM 1. BUSINESS

INTRODUCTION

Qualstar Corporation and its Subsidiaries (“Qualstar”, the “Company”, “we”, “us” or “our”) is organized into two strategic business segments, power solutions and data storage systems. Qualstar is a leading provider of data storage systems marketed under the Qualstar brand and of high efficiency and high-density power solutions marketed under the N2Power brand. Qualstar Corporation was incorporated in California in 1984 and operates two wholly-owned subsidiaries. N2Power, Inc. was formed in 2017 to operate the Company’s power supply business and Qualstar Corporation Singapore Private Limited (“QC Singapore,”) was created in 2014 to give the Company an engineering footprint in Singapore and better service our contract manufacturers and our Asian distribution partners and customers. Qualstar’s N2Power branded power solutions products provide unique power solutions to original equipment manufacturers (“OEMs”) for a wide range of markets, including communications networking, industrial, gaming, test equipment, LED/lighting, medical as well as other market applications. Data storage system products include highly scalable automated magnetic tape-based storage solutions used to store, retrieve and manage electronic data primarily in the network computing environment and to provide solutions for organizations requiring backup, recovery and archival storage of critical electronic information.

Our storage products provide data protection and archive storage systems which are used to record, retrieve and manage electronic data, primarily in networked computing environments.  Our storage products are compatible with a wide range of storage management software solutions such as those offered by QStar, Xendata, IBM, EMC, CommVault and Veritas.  We offer products addressing the storage needs of the small and medium-size business market, as well as, to the enterprise market. In addition to storage products, we offer service and support programs for our customers.

Our N2Power products provide high-efficiency and high-density AC/DC and DC/DC power solutions for a variety of applications including gaming products and data center technologies such as switches, routers, data storage, servers and networking communications equipment.   With a wide variety of feature-rich standard products and the ability to create custom and semi-custom products, we offer a comprehensive product line to OEMs that require high-value, high-efficiency power supplies to meet specific applications.

We design our products at our facilities in California and Singapore. We sell our products globally through authorized resellers and directly to OEMs. N2Power utilizes contract manufacturers in Asia to produce our power solutions products. Our storage products are manufactured by us at our factory in Simi Valley, California and by our OEM suppliers in other parts of the world.

 DATA STORAGE INDUSTRY

Background

The data protection and archival storage markets are comprised of a few large suppliers and a number of medium and smaller companies that offer specialized products and capacity ranges.  Solutions include both disk based and tape-based systems and related software.

The proliferation of digital data, e-commerce, big data, digital media streaming, and advanced software applications has created exponential growth in the production of digital information.  As regulators and companies require the longer retention of and access to archived data, the market for products to store that data cost-effectively is needed.  We believe this trend will drive continued demand for tape-based data storage products.

Strategy

Our primary objective in our storage business is to be a global leader in highly scalable, cost effective data protection and archival storage for the information technology markets.  To achieve this objective, we plan to:

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

Our Storage Solutions

Today’s Linear Tape-Open (“LTO”) based data storage solutions yield a compelling outcome for organizations struggling to cope with fast growing data, reliable data retention and budgetary pressure. Qualstar offers LTO based data storage devices for various vertically focused business units, including but not limited to, media and entertainment, oil and gas, high performance computing, education, telecom and life sciences.

We design, develop, manufacture and market storage products which deliver cost effective data protection and archival storage to small and medium sized businesses, and to more complex small and medium enterprise environments with stringent performance and data availability requirements.  We provide a wide range of storage solutions that span data storage capacities.

Q Series - Tape based data storage devices

Qualstar offers a full range of entry level and mid-range data storage solutions for customers ranging from 10 Terabytes to 6.72 Petabytes. Our Q1 appliance offers an all-in-one solution for on-location data storage needs where as our Q24, Q48 and scalable Q80 tape libraries satisfy the required data storage capacities as well as data transfer rates of entry level and mid-range customers.

RLS Series - Tape based data storage devices

These are our “Simply Reliable” robust tape libraries that are designed and manufactured in the United States to satisfy the data storage needs of mid-range customers. With built-in library enabled encryption, individual robots in each cabinet and elevator mechanism to transfer cartridges from one cabinet to other, these tape libraries offer robust data protection at a low cost of ownership. Ranging from 50 to 474 slots, using LTO 8 tape technology these libraries offer between 600 Terabytes and 5.69 Petabytes of data storage capacity and up to a 23.8 Terabytes per hour data transfer rate.

XLS Series - Enterprise Class Tape based storage devices

XLS is Qualstar’s highly modular enterprise library system delivering intelligence, density, flexibility, scalability, and ease of use, coupled with our proven record of reliability and value. XLS features Compass Architecture™, an advanced robotics design that yields superior reliability and density. XLS can be expanded from 435 tapes in easy increments to over 11,700 tapes to offer more than 140 Petabytes of data storage capacity. Our unique LRM (Library Resource Module) and MEM (Media Expansion Module) combination allows maximum density of 1368 Terabytes per sq. foot.

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

We believe the following key trends will continue to drive demand for our power solutions products:

●

Increasing amounts of power required by the communications infrastructure industry.  The proliferation of data centers and their related infrastructures, the internet, wireless communications, broadband applications, server and storage farms and other new technologies have increased exponentially the amount of information transmitted.  As a result, the push for higher bandwidth and more efficient and effective power solutions has been driving a faster replacement cycle for telecommunications equipment as well as strong infrastructure expansion.

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

 Strategy

Our primary objective in our power supply business is to be a global leader in high-efficiency, high-density power solutions for the data center equipment, medical, gaming, test equipment, transportation, industrial and telecommunications network power markets.  To achieve this objective, we plan to:

●

Continue to expand our sales channels and geographies.  We promote the N2Power brand on a global basis and are targeting larger OEMs and distributers who have a presence in markets and geographies that we do not currently serve.

●	Continue to increase volume with our current OEM customers. Our OEM customers are constantly changing their products and introducing new products. We are striving to become the supplier of choice within our OEM customer base to leverage our existing relationships and drive volume growth within the same sales channel.

●

Continue to expand our footprint in the current markets we serve.  We are currently supporting the data center equipment, medical, gaming, test equipment, transportation, industrial and telecommunications systems markets.  We have secured several sizable OEM customers and are aiming to add new OEM customers in these markets.

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

●

Expand our product line through private label offerings.  We have identified a need for utilizing other manufacturers’ core products to complement our own, where we lack products in specific markets or power levels. To achieve this, we will utilize our relationships with other power solutions manufacturers.

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

We sell standard, modified-standard and custom designed products.  Standard products are sold unmodified to our customers.  Modified-standard products are based on lightly modified versions of standard products.   Custom products are designed specifically to the customer’s specification and are not generally sold to other customers. Custom products may require non-recurring engineering and tooling costs to bring the product to production. We are also an Optimized Product Design Manufacturer (OPDM). With our core competencies in both power and mechanical design, we offer complete custom power assemblies and eliminate the need for our customers to purchase additional components to integrate our power supplies into their products.

N2Power continues to introduce new products, such as:

●

The newly designed XL270 has a footprint of only 4” x 2” one of the most compact 270-Watt supplies on the market. This model offers outputs of 12, 24, 30, 48 and 56 Volts along with a 5Watt/5Volt standby output and a 6 Watt/12 Volt auxiliary output, with current sharing capabilities.

●

The new XLM240 is a multi-purpose product that is certified for use in both IT and medical equipment. It offers 240 Watts of output cooled by a 10 cu. ft. minute fan, or 160 Watts with unobstructed convection cooling. The product is ultra-compact and is offered with 12, 15, 24 and 48-volt outputs.

●

New models have been added to the XLM product line. The XLM500 is certified for use in both IT and medical equipment. This unit has a footprint of 5” x 3” delivering up to 500 Watts. The model is offered in 12, 15, 24, and 48 Volt outputs and can be in an open-frame or U-frame.

CUSTOMERS

Our solution-focused product offerings are designed specifically for OEMs, information technology departments, and lower and middle market companies. We sell our storage products through our worldwide authorized distributor and reseller network. Power supplies are sold through distributors and direct through independent outside sales representatives. All of our products and services are designed and manufactured to address our customers’ stringent requirements and reliability standards. The following provides additional detail on our channels:

●

Storage Reseller channel. Our reseller channel includes systems integrators, value added resellers (“VARs”) and value-added distributors (“VADs”). Our resellers frequently package our products as part of a comprehensive data processing system or with other storage devices to deliver a complete storage subsystem. Our resellers frequently recommend our products as replacement solutions when backup and archive systems are upgraded or bundle our products with storage management software specific to the end user's system. We support the reseller channel through our dedicated field sales representatives and technical support technicians.

●	Storage OEM channel. OEM customers incorporate our storage products with their application software and other components to deliver a focused solution. Our products may or may not carry our label.

●	N2Power OEM channel. We have supply agreements with our major power supply customers who incorporate our products into their server, gaming, network and industrial product offerings.

We divide our worldwide sales into three geographical regions:

●	Americas, consisting of Mexico, United States, Canada and South America;

●	EMEA, consisting of Europe, the Middle East and Africa; and

●	APAC, consisting of Asia Pacific countries.

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

Sales to customers outside the United States represent a significant portion of our sales. International sales are subject to various risks and uncertainties. See "Risk Factors" in Part I, Item 1A of this report. The following table sets forth foreign revenue by geographic area ($ in thousands):

	Twelve Months Ended December 31,
	2017	2016
Foreign revenue:
EMEA	$1,910	$1,955
APAC	1,878	2,293
Other foreign revenue	224	92
	$4,012	$4,340

Foreign revenue as a percentage of total net revenue	37.7%	46.1%

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

ENGINEERING

In the year ended December 31, 2017, our power supply team introduced the XL270 and XL500, which are key additions to our product portfolio. These new products provide a broader N2Power selection to OEM engineers to utilize in their designs. We continue to perform engineering work to improve our current products and create new products.

Our engineering efforts have expanded to encompass both the USA and Singapore.  We have also formed strategic partnerships for supplementary engineering resources with third party companies in Europe and Asia to capture additional state-of-the-art technology driven power designs.  Growing our engineering both internally and externally will allow us to increase our product breadth by releasing more standard and modified standard power solution products in the future.

We incurred engineering costs of $0.5 million and $1.0 million for the twelve months ended December 31, 2017 and 2016, representing 5.0%, and 10.5% of net revenues, respectively.

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

COMPETITION

The worldwide storage market is highly competitive. Competitors vary in size from small start-ups to large multi-national corporations which may have substantially greater financial, engineering and marketing resources than us. In the tape automation market, we believe our primary competitors are International Business Machines Corporation ("IBM"), Oracle/StorageTek, Dell Inc., Hewlett Packard, Sphere 3D (formally Overland Storage), Spectra Logic and Quantum Corporation. Key competitive factors include product features, reliability, durability, scalability and price. Barriers to entry in tape automation are relatively high as this is an established industry that is capital intensive.

Our primary power supply competitors are Artesyn, TDK Lambda, XP Power and Bel Power. Key competitive factors in these markets include price, performance, functionality, availability, interoperability, connectivity, time to market, enhancements and total value of ownership. Barriers to entry for power supply products are high as the industry is capital intensive.

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

EMPLOYEES

As of December 31, 2017, we had 20 employees worldwide, 17 full-time and 3 part-time. We also employ a small number of consultants and temporary employees as needed. We are not a party to any collective bargaining agreement or other similar agreement. We believe that we have a good relationship with our employees.

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

We have had a history of operating losses and we may not sustain profitability.

The Company achieved profitability in the year ended December 31, 2017.  Prior to this year, the Company had a history of operating losses since fiscal year ended June 30, 2004. There is no assurance that management can sustain profitability.

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

The industries into which we market and sell our products are cyclical and may experience downturns. These industries also experience volatility, and future volatility as well as downturns, or any failure of these industries to recover from downturns, could materially harm our business and operating results. Likewise, if we have difficulty managing growth in our businesses, it could materially and adversely affect us. In addition, our business and financial position may be adversely affected by current and future economic conditions that cause a decline in business and consumer spending in the markets served by our or our customers’ products.

Our operating results may be impaired if demand for either technology declines or fails to develop as we expect.

We will continue to be subject to the risk of a decrease in revenues if demand for our products declines or if rising prices make it more difficult to sell them. If products incorporating other technologies gain comparable or superior market acceptance and competitive price advantage, our business, financial condition and operating results could be adversely and materially affected unless we successfully develop and market products incorporating the new technology.

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

In addition, stock markets have experienced extreme price and volume volatility recently. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons frequently unrelated or disproportionate to the operating performance of the specific companies. These market fluctuations may adversely affect the market price of our common stock.

Certain provisions in our charter documents and California law may hinder or prevent a change in control of our company.

Certain provisions of our charter documents could make it difficult for a third party to obtain control of the Company. For example, our articles of incorporation and bylaws require that stockholders must timely inform our corporate secretary before a stockholders' meeting if they wish to nominate directors or submit proposals for shareholder approval and contain provisions that eliminate cumulative voting in the election of directors. In addition, subject to the rules of the NASDAQ Stock Market, our board of directors has the authority, without any action by the shareholders, to issue up to 5,000,000 shares of preferred stock and to fix the rights and preferences of such shares. These provisions may have the effect of delaying, deferring or preventing a change in control, may discourage bids for our common stock at a premium over its market price and may adversely affect the market price, and the voting and other rights of the holders of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Qualstar headquarters is located in Simi Valley, California. We occupy a building with 15,160 rentable square feet of space. Our three-year lease on this facility began December 15, 2014 and was renewed for an additional three years, expiring February 28, 2021. Rent for this facility is $11,000 per month. Prior to May 1, 2016, our headquarters were located in Westlake Village, California.

We lease a facility in Singapore with 1,359 square feet for our power supply engineering staff. The two-year lease was effective April 1, 2016 and renewed for one year, expiring March 31, 2019. Rent for this facility is $2,500 per month.

Qualstar entered into a lease for 5,400 square feet of rentable space at the Westlake Village, California facility, effective May 1, 2016 for our sales, finance and administration staff. Rent for this facility is approximately, $11,000 per month. On March 21, 2016, in order to reduce operating expenses, Qualstar subleased its Westlake Village facility for approximately $12,000 per month.  The term of the sublease will expire on January 31, 2020, the same date the term of the master lease expires.

On July 1, 2015, Qualstar Corporation entered into a one-year sublease agreement with Interlink Electronics, Inc. The sublease agreement is for 1,000 square feet of space in the Qualstar building located in Simi Valley, California. Qualstar receives rent each month, equal to the base rent per square foot in the master lease, plus additional rent for common area services, utilities and other shared expenses. The space is used by Interlink Electronics for engineering and light manufacturing.

ITEM 3. LEGAL PROCEEDINGS

Qualstar is subject to a variety of claims and legal proceedings that arise from time to time in the ordinary course of our business. Although management currently believes that resolving claims against us, individually or in the aggregate, will not have a materially adverse impact on our financial statements, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. We accrue loss contingencies in connection with our commitments and contingencies, including litigation, when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. As of December 31, 2017, no accrual was necessary for fees and costs related to loss contingency matters.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Qualstar’s common stock is traded on The NASDAQ Capital Market or NASDAQ (Symbol — QBAK). The following table sets forth the high and low closing sale prices of our common stock as reported by NASDAQ, during the periods indicated:

Period Ending	Date Range			High	Low
December 31, 2017:
First Quarter	January 1	—	March 31, 2017	$10.00	$2.70
Second Quarter	April 1	—	June 30, 2017	$9.47	$3.89
Third Quarter	July 1	—	September 30, 2017	$13.20	$5.16
Fourth Quarter	October 1	—	December 31, 2017	$10.36	$6.23

December 31, 2016:
First Quarter	January 1	—	March 31, 2016	$4.92	$2.28
Second Quarter	April 1	—	June 30, 2016	$4.44	$2.16
Third Quarter	July 1	—	September 30, 2016	$5.90	$2.65
Fourth Quarter	October 1	—	December 31, 2016	$4.14	$2.62

Holders

There were approximately 21 owners of record of Qualstar’s common stock as of March 8, 2018, not including beneficial owners who own their stock in street name through Cede & Co. and others.

Dividend Policy

No dividends were declared in the twelve months ended December 31, 2017 or 2016. Any future determination to pay dividends will be at the discretion of the Company’s Board of Directors and will depend upon, among many other factors, the Company’s results of operations, financial condition, capital requirements and any contractual restrictions.

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides additional information regarding Qualstar’s equity compensation plans as of December 31, 2017:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted-average exercise price of outstanding options, warrants and rights (1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (2))
Equity compensation plans approved by security holders	188,033	$7.38	34,700
Equity compensation plans not approved by security holders	—	—	—
Totals	188,033	$7.38	34,700

(1)

Includes shares subject to stock options granted under the 2017 Stock Incentive Plan, the 2008 Stock Incentive Plan and the 1998 Stock Incentive Plan as of December 31, 2017. The 1998 Stock Incentive Plan and the 2008 Stock Incentive Plan have expired and no further options may be granted under those plans.

(2)	Includes shares under the 2017 Stock Incentive Plan.

ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and the related notes to the consolidated financial statements included later in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors” and “Forward-Looking Statements.”

OVERVIEW

Qualstar Corporation was incorporated in California in 1984. Qualstar manufactures and sells automated tape libraries used to store, retrieve and manage electronic data under its Qualstar brand. Tape libraries consist of cartridge tape drives, tape cartridges and robotics to move the tape cartridges from their storage locations to the tape drives under software control. Qualstar’s tape libraries provide storage solutions for organizations requiring backup, recovery and archival storage of critical electronic information. Qualstar’s subsidiary, N2Power, Inc., designs, develops, manufactures and sells high efficiency AC-DC and DC-DC power supplies under the N2Power brand name.

Qualstar has developed a business plan to establish worldwide partnerships with other power supply and data storage related companies that will increase our engineering capabilities to develop new products and enable us to ‘private label’ and sell already established strategic products that fit within our portfolio of products.

Qualstar established a Singapore subsidiary in 2014, Qualstar Corporation Singapore Private Limited (“QC Singapore”), in furtherance of its plan to establish an engineering footprint in Asia.  QC Singapore has allowed us to hire strategic engineering personnel to assist in sustaining our current products and for new product development.  QC Singapore has helped us in servicing our Asian customers and allows us to enter into relationships with various Singapore technical schools that have a strong history of working with local businesses in development of new breakthrough technologies.

Beginning in the fiscal year ended June 30, 2015, the Company took substantial action to reduce overhead spending and to focus on achieving profitability. The Company reduced headcount, significantly downsized its facilities and reduced telecommunication costs.

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

Service contracts are sold by Qualstar to customers for a period of time to provide product support after the warranty expires. The service contracts allow customers to call Qualstar for technical support, replace defective parts and to have onsite service provided by Qualstar’s third party contract service providers.

Deferred revenue, which relates primarily to our service contracts, was approximately $927,000 and we had no deferred profit at December 31, 2017. Deferred revenue was approximately $892,000 and we had no deferred profit, at December 31, 2016.

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

Share-Based Compensation

Share-based compensation is accounted for at fair value over the vesting period. We use the Black-Scholes option-pricing model to determine fair value of the award at the date of grant and recognize compensation expense over the vesting period. The inputs we use for the model require the use of judgment, estimates and assumptions regarding the expected volatility of the stock, the expected term the average employee will hold the option prior to the date of exercise, expected future dividends, and the number of share-based awards that are expected to be forfeited. Changes in these inputs and assumptions could occur and actual results could differ from these estimates, and our results of operations could be materially impacted.

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

The Company has net operating loss carry-forwards for federal income tax purposes of approximately $32.0 million and net operating loss carry-forwards for state income tax purposes of approximately $21.0 million. The Company has engineering and other credits for tax purposes of $2.1 million. If not utilized, the federal net operating loss will start to expire beginning in 2026 and other tax credit carry-forwards will start to expire beginning in 2025. If not utilized, the state net operating loss carry-forward as of December 31, 2017 will expire beginning in 2018. The state engineering credit has no limit on the carry-forward period.

Recent Accounting Pronouncements

See Recent Accounting Guidance in “Note 1 Summary of Significant Accounting Policies" in the accompanying notes to the consolidated financial statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on our results of operations and financial condition.

RESULTS OF OPERATIONS

The following table reflects, as a percentage of net revenues, consolidated statements of operations data for the periods indicated. The table summarizes the revenue for the Company’s two business segments, data storage and power supplies, as discussed in Note 11 of our consolidated financial statements, in thousands.

	Twelve Months Ended December 31,
	2017		2016
Power supply revenues	$6,297	59.2%	$5,601	59.5%
Storage revenues:
Product	2,427	22.8%	1,949	20.7%
Service	1,917	18.0%	1,867	19.8%
Total storage revenues	4,344	40.8%	3,816	40.5%
Net revenues	10,641	100.0%	9,417	100.0%
Cost of goods sold	6,392	60.1%	6,824	72.5%
Gross profit	4,249	39.9%	2,593	27.5%
Operating expenses:
Engineering	535	5.0%	990	10.5%
Sales and marketing	1,239	11.6%	1,229	13.1%
General and administrative	1,818	17.1%	1,587	16.9%
Total operating expenses	3,592	33.8%	3,806	40.5%
Income (loss) from operations	657	6.2%	(1,213)	(12.9)%
Other income	-	0.0%	3	0.0%
Income (loss) before income taxes	657	6.2%	(1,210)	(12.9)%
Provision for income taxes	17	0.2%	-	0.0%
Net income (loss)	$640	6.0%	$(1,210)	(12.9)%

Comparison of the Twelve Months Ended December 31, 2017 and 2016

Change in Net Revenues:

	Twelve Months Ended December 31,
	2017		2016		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Power supply revenues	$6,297	59.2%	$5,601	59.5%	$696	12.4%
Storage revenues	4,344	40.8%	3,816	40.5%	528	13.8%
Net revenues	$10,641	100.0%	$9,417	100.0%	$1,224	13.0%

The increase in net revenues is attributed to the segment-specific factors as set forth below.

Segment Revenue

Power Supplies – The increase in sales is attributed to increased demand from our existing gaming customers. Key customers that incorporate our power supplies have variable life cycles and production demands. As some projects are accelerating and others approach end of life, the timing of new production creates a fluctuation in sales.

Storage – For the fiscal year ending December 31, 2017 compared to the prior year period, we experienced revenue growth from the sale of both products and services in our data storage segment. The increase in product revenues is attributed to new reseller relationships focused on media and entertainment, which resellers have a high demand for tape technology. With the release of LTO8 (Linear Tape-Open) tape technology and the capacity of tape libraries increasing by approximately 50%, the Company has seen a shift in sales to entry level and mid-size libraries. Our product portfolio is targeted to this market. Our service revenue increased slightly compared to the previous year, primarily due to the product development service revenue received from our recent partnership with Sony Imaging Products & Solutions Inc. for the development of an enterprise class optical disk archive (“ODA”) library, offset by a slight reduction in our technical support revenue. Our technical support service revenue fluctuates with historical sales cycles and we have experienced a slight reduction in service contracts as our industry competes with cloud-based services.

Gross Profit:

	Twelve Months Ended December 31,
	2017		2016		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Gross profit	$4,249	39.9%	$2,593	27.5%	$1,656	63.9%

The gross profit increase is primarily attributed to the increase in sales, decrease in write-offs for obsolete inventory and reserves for slow moving items and improved profit margins on service contracts.

Operating Expenses:

	Twelve Months Ended December 31,
	2017		2016		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Engineering	$535	5.0%	$990	10.5%	$(455)	(46.0)%
Sales and marketing	$1,239	11.6%	$1,229	13.1%	$10	0.8%
General and administrative	$1,818	17.1%	$1,587	16.9%	$231	14.6%

Engineering

Engineering expenses decreased in the twelve months ended December 31, 2017 compared to 2016, as a result of the reduction in payroll and related expenses, consulting fees, compliance costs and facilities costs.

Sales and Marketing

Sales and marketing expenses for the twelve months ended December 31, 2017 compared to 2016 remained flat.  In 2017, we incurred increased commissions related to our increase in sales which additional expenses were offset by a reduction in consulting fees, facilities costs and a decrease in marketing expenses.

General and Administrative

General and administrative costs increased for the twelve months ended December 31, 2017 compared to 2016, primarily due to the increase in share-based compensation expense for stock options awarded to employees and board members, bonuses, accounting fees and reserve for bad debts which expenses were offset by a reduction in legal fees and facilities costs.

Other Income:

For the twelve months ended December 31, 2017 compared to 2016, the Company had a decrease in investment income of $3,000, as the cash held in the investment account was moved to a non-interest-bearing account.

Provision for Income Taxes:  For the twelve months ended December 31, 2017, the Company recorded a $17,000 tax provision. The provision was related to state franchise and income tax due to the income allocation. The Company has federal net losses and does not require a provision for federal taxes for the twelve months ended December 31, 2017. No provision for income taxes was required for the twelve months ended December 31, 2016 for federal or state purposes.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operating activities was $1.0 million in the twelve months ended December 31, 2017 compared to $127,000 cash used in the twelve months ended December 31, 2016.

Cash used in investing activities was $40,000 in the twelve months ended December 31, 2017 compared to $45,000 in the twelve months ended December 31, 2016. Our investing activities primarily include tooling for new products, software upgrades, office furniture and fixtures and warehouse equipment for the leased facilities.

Cash was not used or acquired in financing activities in the twelve months ended December 31, 2017 and 2016.

The Company continues to focus on controlling operating expenses, maintaining profitability and improving cash flow.  By introducing private label products, we have been able to get similar or greater margins without developing new products ourselves, allowing for less headcount and product risk. Since 2013, the Company has been adjusting headcount, facilities costs and other operating expenses to attain profitability. All of these efforts and our increase in revenue have contributed to our positive cash flow.

As of December 31, 2017, we had $4.7 million in cash and cash equivalents, and $100,000 in restricted cash, used as collateral for our corporate credit cards. We believe that our existing cash and cash equivalents will be sufficient to fund our working capital and capital expenditure needs for at least twelve months from the date of this report. We may utilize cash to invest in businesses, products or technologies that we believe are strategic. We periodically evaluate other companies and technologies for possible investment. In addition, we have made and may in the future make investments in companies with whom we have identified potential synergies.

SUMMARY OF CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following is a summary of our future payments due, offset by sublease income, under contractual obligations as of December 31, 2017 (in thousands):

Contractual Obligations:	Total	Less than 1 Year	1 to 3 Years
Operating Leases	$428	$143	$285

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Qualstar Corporation & Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Qualstar Corporation & Subsidiaries (the Company) as of December 31, 2017, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the consolidated results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/RBSM LLP

We have served as the Company’s auditor since 2017.

Larkspur, CA

March 16, 2018

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Qualstar Corporation and Subsidiary

We have audited the accompanying consolidated balance sheet of Qualstar Corporation and Subsidiary (collectively, the “Company”) as of December 31, 2016, and the related consolidated statements of comprehensive loss, shareholders' equity, and cash flows for the year ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Qualstar Corporation and Subsidiary as of December 31, 2016, and the consolidated results of their operations and their cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/Marcum LLP

Marcum, LLP

Los Angeles, CA

March 16, 2017

QUALSTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$4,698	$3,691
Restricted cash	100	100
Accounts receivable, net	1,802	1,583
Inventories, net	1,564	1,360
Prepaid expenses and other current assets	163	166
Total current assets	8,327	6,900
Property and equipment, net	172	286
Other assets	68	77
Total assets	$8,567	$7,263

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,065	$888
Accrued payroll and related liabilities	173	222
Deferred service revenue	834	787
Other accrued liabilities	454	359
Total current liabilities	2,526	2,256

Other long-term liabilities	52	63
Deferred service revenue, long term	93	105
Total long-term liabilities	145	168
Total liabilities	2,671	2,424

Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000,000 shares authorized; 2,042,019 shares issued and outstanding as of December 31, 2017 and 2016, respectively	19,480	19,063
Accumulated deficit	(13,584)	(14,224)
Total shareholders’ equity	5,896	4,839
Total liabilities and shareholders’ equity	$8,567	$7,263

The accompanying notes are integral to the consolidated financial statements.

QUALSTAR CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	Twelve Months Ended December 31,
	2017	2016

Net revenues	$10,641	$9,417
Cost of goods sold	6,392	6,824
Gross profit	4,249	2,593
Operating expenses:
Engineering	535	990
Sales and marketing	1,239	1,229
General and administrative	1,818	1,587
Total operating expenses	3,592	3,806
Income (loss) from operations	657	(1,213)
Other income	-	3
Income (loss) before income taxes	657	(1,210)
Provision for income taxes	17	-
Net income (loss)	$640	$(1,210)
Change in unrealized losses on investments	-	-
Comprehensive income (loss)	$640	$(1,210)

Net income (loss) per share:
Basic and Diluted	$0.31	$(0.59)
Shares used to compute net income (loss) per share:
Basic and Diluted	2,042	2,042

The accompanying notes are integral to the consolidated financial statements.

QUALSTAR CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Accumulated Other Comprehensive Income	Accumulated
	Shares	Amount	(Loss)	Deficit	Total
Balances at December 31, 2015	2,042	19,061	—	(13,014)	6,047
Share-based compensation	—	2	—	—	2
Net loss	—	—	—	(1,210)	(1,210)
Balances at December 31, 2016	2,042	$19,063	$—	$(14,224)	$4,839
Exercise of stock options	1	4	—	—	4
Share-based compensation	—	413	—	—	413
Net income	—	—	—	640	640
Balances at December 31, 2017	2,043	$19,480	$—	$(13,584)	$5,896

The accompanying notes are integral to the consolidated financial statements.

QUALSTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Twelve Months Ended December 31,
	2017	2016

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$640	$(1,210)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	154	182
Loss on disposal of assets	5	23
(Recovery) of doubtful accounts, net	(7)	(38)
Provision for inventory reserve	364	972
Share-based compensation	413	2
Changes in operating assets and liabilities:
Accounts receivable	(212)	85
Inventories	(568)	112
Prepaid expenses and other assets	11	1
Accounts payable	177	132
Accrued payroll and related liabilities	(49)	(110)
Deferred service revenue	35	(206)
Other accrued liabilities	84	(72)
Net cash provided by (used in) operating activities	1,047	(127)
CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of equipment	(44)	(45)
Proceeds from the exercise of stock options	4	-
Net cash (used in) investing activities	(40)	(45)
NET INCREASE (DECREASE) IN CASH, RESTRICTED CASH AND CASH EQUIVALENTS	1,007	(172)
CASH, RESTRICTED CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,791	3,963
CASH, RESTRICTED CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,798	$3,791

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$3	$9

The accompanying notes are integral to the consolidated financial statements.

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Significant Accounting Policies

Business

Qualstar Corporation and its Subsidiaries (“Qualstar”, the “Company”, “we”, “us” or “our”) is organized into two strategic business segments, power solutions and data storage systems. Qualstar is a leading provider of data storage systems marketed under the Qualstar brand and of high efficiency and high-density power solutions marketed under the N2Power brand. Qualstar Corporation was incorporated in California in 1984 and operates two subsidiaries. N2Power, Inc. was formed in 2017 to operate the Company’s power supply business and Qualstar Corporation Singapore Private Limited (“QC Singapore”) was created in 2014 to give the Company an engineering footprint in Singapore and better service our contract manufacturers and our Asian distribution partners and customers. Qualstar’s N2Power branded power solutions products provide unique power solutions to original equipment manufacturers (“OEMs”) for a wide range of markets, including communications networking, industrial, gaming, test equipment, LED/lighting, medical as well as other market applications. Data storage system products include highly scalable automated magnetic tape-based storage solutions used to store, retrieve and manage electronic data primarily in the network computing environment and to provide solutions for organizations requiring backup, recovery and archival storage of critical electronic information.

We design our products at our facilities in California and Singapore. We sell our products globally through authorized resellers and directly to OEMs. N2Power utilizes contract manufacturers in Asia to produce our power solutions products. Our storage products are manufactured by us at our factory in Simi Valley, California and by our OEM suppliers in other parts of the world.

The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, N2Power, Inc. and Qualstar Corporation Singapore Private Limited. All significant intercompany accounts and transactions have been eliminated in consolidation.

Accounting Principles

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Estimates and Assumptions

Preparing financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include estimates of loss contingencies, product life cycles and inventory obsolescence, bad debts, sales returns, warranty costs, share-based compensation forfeiture rates, the tax consequences of events that have been recognized in our consolidated financial statements or tax returns and determining when investment impairments are other-than-temporary. Actual results and outcomes may differ from management’s estimates and assumptions.

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

At December 31, 2017, we had deferred revenue of approximately $927,000 and no deferred profit. At December 31, 2016, we had deferred revenue of approximately $892,000 and no deferred profit.

Cash and Cash Equivalents

Qualstar classifies as cash equivalents only cash and those investments that are highly liquid, interest-earning investments with original maturities of three months or less from the date of purchase.

Restricted Cash

At December 31, 2017 and 2016, $100,000 is restricted for use as collateral for the Company’s credit cards.

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

Our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Sales outside North America represented approximately 37.7% of net revenues for the twelve months ended December 31, 2017 and 46.1% of net revenues for the twelve months ended December 31, 2016.

Revenues from Qualstar’s largest customer totaled approximately 13.2% and 10.6% of revenues for the twelve months ended December 31, 2017 and 2016, respectively. At December 31, 2017, the largest customer’s accounts receivable balance, net of specific allowances, totaled approximately 9.3% of net accounts receivable. At December 31, 2016, the largest customer’s accounts receivable balance, net of specific allowances, totaled approximately 22.3% of net accounts receivable.

Suppliers

The primary suppliers of our power supplies segment, N2Power, are located in China. The primary suppliers of our tape storage products are located in California and Germany. If a manufacturer should be unable to deliver products to us in a timely basis or at all, our power supply or data storage business could be adversely affected. Though we have many years of favorable experience with these suppliers, there can be no assurance that circumstances might not change and compel a supplier to curtail or terminate deliveries to us.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. Activity in the allowance for doubtful accounts was as follows (in thousands):

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (1)	Balance at End of Period

Twelve months ended December 31, 2017	$61	$3	$—	$(10)	$54
Twelve months ended December 31, 2016	$99	$(38)	$—	$—	$61

(1)	Uncollectible accounts written off, net of recoveries.

Inventories, net

Inventories are stated at the lower of cost or net realizable value. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories. We regularly review inventory quantities on hand, future purchase commitments with our suppliers, and the estimated utility of our inventory. If our review indicates a reduction in utility below carrying value, we reduce our inventory to a new cost basis.

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

Warranty Obligations

We provide a three-year advance replacement warranty on all XLS and RLS libraries and a two year warranty on our Q-Series libraries. This includes replacement of components, or if necessary, complete libraries. XLS libraries sold in North America also include one year of onsite service. Customers may purchase on-site service if they are located in the United States, Canada, and selected countries in Europe, Asia Pacific and Latin America. All customers may purchase extended warranty service coverage upon expiration of the standard warranty.

We provide a three-year warranty on all power supplies that includes repair or if necessary, replacement of the power supply.

A provision for costs related to warranty expense is recorded when revenue is recognized, which is estimated based on historical warranty costs incurred. Customers may purchase extended advance replacement service coverage and on-site service if they are located in the United States, Canada and most countries within Europe.

Activity in the liability for product warranty (included in other accrued liabilities) for the periods presented is as follows (in thousands):

	December 31,
	2017	2016
Beginning balance	$236	$187
Cost of warranty claims	(37)	(157)
Accruals for product warranties	123	206
Ending balance	$322	$236

Engineering

All engineering costs are charged to expense as incurred. These costs consist primarily of engineering salaries, benefits, outside consultant fees, purchased parts and supplies directly involved in the design and development of new products, and facilities and other internal costs.

Advertising

Advertising and promotion expenses include costs associated with direct and indirect marketing, trade shows and public relations. Qualstar expenses all costs of advertising and promotion as incurred. Advertising and promotion expenses for the years ended December 31, 2017 and 2016 were approximately $49,000 and $73,000, respectively.

Fair Value Measurements

We determine fair value measurements based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, we follow the following fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) our own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs):

Level 1:  Observable inputs such as quoted prices for identical assets or liabilities in active markets;

Level 2:  Other inputs observable directly or indirectly, such as quoted prices for similar assets or liabilities or market-corroborated inputs; and

Level 3:  Unobservable inputs for which there is little or no market data and which requires the owner of the assets or liabilities to develop its own assumptions about how market participants would price these assets or liabilities.

Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of assets and liabilities and their placement within the fair value hierarchy.

The following table presents our cash and cash equivalents and restricted cash measured at fair value on a recurring basis at December 31, 2017 and 2016 (in thousands):

	December 31, 2017

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash & Cash Equivalents
Level 1:
Cash	$4,698	$-	$-	$4,698	$4,698
Restricted Cash	100	-	-	100	100
Total	$4,798	$-	$-	$4,798	$4,798

	December 31, 2016

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash & Cash Equivalents
Level 1:
Cash	$3,691	$-	$-	$3,691	$3,691
Restricted Cash	100	-	-	100	100
Total	$3,791	$-	$-	$3,791	$3,791

Share-Based Compensation

Share-based compensation cost is measured at the grant date based on fair value of the award and is recognized as expense over the applicable vesting period (vesting can be immediate or over a period of four years) of the stock award using the straight-line method.

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

Earnings per Share

Basic net earnings per share has been computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of diluted common shares, which is inclusive of common stock equivalents from unexercised stock options.  Unexercised stock options are considered to be common stock equivalents if, using the treasury stock method, they are determined to be dilutive.

Shares issuable under stock options of 188,033 and 23,333 as of December 31, 2017 and 2016 respectively, have been excluded from the computation of diluted income per share as the effect would be antidilutive.

Recent Accounting Guidance

Recent accounting guidance not yet adopted

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09) as modified by ASU No. 2015-14, to defer the effective date, and ASU 2016-08, principal versus agent considerations (Reporting Revenue Gross versus Net), and ASU No. 2016-10, identifying performance obligations and licensing, and ASU No. 2016-12, narrow-scope improvements and practical expedients. The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. Companies may adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. This standard is effective for fiscal years beginning after December 15, 2017. The Company will adopt the new standard effective January 1, 2018, using the full retrospective approach. The adoption of ASU 2014-09 will not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. For related party leases, the basis will be the legally enforceable terms and conditions of the arrangement. This standard is effective for fiscal years beginning after December 15, 2018. The Company is evaluating the impact this standard may have on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15 to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This standard is effective for fiscal years beginning after December 15, 2017 and is not expected to materially impact our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16 to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This standard is effective for fiscal years beginning after December 15, 2017 and is not expected to materially impact our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01 clarifying the definition of a business and adding guidance to evaluate whether transactions should be accounted for as acquisitions or disposals of assets or businesses. This standard is effective for fiscal years beginning after December 15, 2017 and is not expected to materially impact our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09 to provide clarity and reduce both diversity in practice and cost and complexity, when applying the guidance for stock compensation, to a change to the terms or conditions of a share-based payment award. This standard is effective for fiscal years beginning after December 15, 2017 and is not expected to materially impact our consolidated financial statements.

Recent accounting guidance adopted

In July 2015, the FASB issued ASU 2015-11 to simplify the measurement of inventory. The objective is to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. Effective January 1, 2017, the Company adopted ASU 2015-11 and it did not have a material effect on our consolidated financial statements.

Note 2 – Inventories, net

Inventories consist of the following, in thousands:

	December 31, 2017	December 31, 2016

Raw materials	$55	$45
Finished goods	1,509	1,315
Inventories, net	$1,564	$1,360

Note 3 – Property and Equipment, net

The components of property and equipment are as follows, in thousands:

	December 31, 2017	December 31, 2016

Leasehold improvements	$114	$114
Furniture and fixtures	268	314
Machinery and equipment	842	1,039
Total property and equipment	1,224	1,467
Less accumulated depreciation and amortization	(1,052)	(1,181)
Property and equipment, net	$172	$286

Depreciation and amortization expense for the year ended December 31, 2017 and 2016 was $154,000, $182,000, respectively.

Note 4 – Accrued Payroll and Related Liabilities

The components of accrued payroll and related liabilities are as follows, in thousands:

	December 31, 2017	December 31, 2016

Accrued salaries and payroll taxes	$59	$62
Accrued vacation	114	120
Accrued bonuses	-	40
Total accrued payroll and related liabilities	$173	$222

Note 5 – Other Accrued Liabilities

The components of other accrued liabilities are as follows, in thousands:

	December 31, 2017	December 31, 2016

Accrued warranty	$322	$236
Accrued outside commissions	69	28
Accrued contingent legal fees	-	25
Accrued deferred rent	29	37
Other accrued liabilities	34	33
Total other accrued liabilities	$454	$359

Note 6 – Income Taxes

The provision for (benefit from) income taxes is comprised of the following, in thousands:

	December 31, 2017	December 31, 2016
Current:
Federal (Net of a net operating loss benefit of $356)	$—	$—
State (Net of a net operating loss benefit of $82)	13	—
Foreign	4	—
	17	—
Deferred:
Federal	—	—
State	—	—
	$—	$—
	$17	$—

The following is a reconciliation of the statutory federal income tax rate to Qualstar’s effective income tax rate:

	Twelve Months Ended December 31,
	2017	2016
Statutory federal income tax benefit	34.0%	(34.0)%
State income taxes, net of federal income tax benefit	13.6	8.7
Foreign income taxes, net of federal income tax benefit	6.4	(1.3)
Engineering credits	3.4	(5.2)
Tax effect of change in federal tax rate (from 34% to 21%)	649.5
Valuation allowance	(712.0)	26.2
Other	7.8	5.6
Effective federal income tax rate	2.7%	0.0%

The tax effect of temporary differences resulted in deferred income tax assets (liabilities) as follows:

	December 31, 2017	December 31, 2016

Deferred tax assets:
Net operating loss carry forwards	$8,002	$12,295
Engineering credit carry forwards	1,919	1,830
Inventory reserves	646	1,015
Capital loss and other credit carry forwards	0	21
Allowance for bad debts and returns	17	45
Capitalized inventory costs, stock compensation and other accruals	500	596
Total gross deferred tax assets	11,084	15,802
Less valuation allowance on deferred tax assets	(11,084)	(15,765)
Net deferred tax assets	0	37
Deferred tax liabilities:
Depreciation and other	—	(37)
Total deferred tax liabilities	—	(37)
Net deferred taxes	$—	$—

On December 22, 2017, H.R. 1 (the “Tax Act”), originally known as the Tax Cuts and Jobs Act, was enacted in the United States. In addition to reducing the corporate tax rate to 21% effective January 1, 2018, the Tax Act contains many other tax provisions that affect recorded deferred tax assets and liabilities. The majority of these new provisions are also effective as of January 1, 2018, though there are a few that are effective during the 2017 calendar year. Although for 2017 the Company will have federal alternative minimum tax (“AMT”) of approximately $13,000, the Tax Act eliminated the AMT effective January 1, 2018, and provides that any AMT credit carryforwards will be refunded. Accordingly, the 2017 AMT tax liability is being treated as a receivable rather than a current tax expense.

As previously indicated, the Company records a valuation allowance against its net deferred income tax assets in accordance with ASC 740 “Income Taxes” when in management’s judgment, it is more likely than not that the deferred income tax assets will not be realized in the foreseeable future. For the year ended December 31, 2017 and 2016, the Company placed a valuation allowance on net deferred tax assets.

The Company has net operating loss carry-forwards for federal income tax purposes of approximately $31.7 million as of December 31, 2017 and $32.6 million as of December 31, 2016.  The Company has net operating loss carry-forwards for state income tax purposes of approximately $20.6 million as of December 31, 2017 and $21.9 million as of December 31, 2016. The Company reported net operating loss carry-forwards for foreign income tax purposes of approximately $0.2 million as of December 31, 2016, however, it has been determined that such net operating losses are not trading losses and therefore they will not be able to be used against future trading income. Accordingly, such losses have been eliminated for the 2017 fiscal year. The Company had engineering and other credits for tax purposes of $2.7 million as of December 31, 2017 and $2.7 million as of December 31, 2016.

If not utilized, the federal net operating loss will expire beginning in 2025, and other tax credit carry-forwards will expire beginning in 2024. If not utilized, the state net operating loss carry-forward as of December 31, 2017 will expire beginning in 2018.  The state engineering credit has no limit on the carry-forward period.

The following table summarizes the activity related to the Company’s uncertain tax positions (in thousands):

	December 31, 2017	December 31, 2016

Beginning Balance	$29	$27
Increases related to tax positions taken in current year	—	—
Increases related to tax positions taken in prior year	—	2
Decreases due to lapse of statute of limitations	—	—
Related interest and penalties, net of federal tax benefit	—	—
Balance at December 31	$29	$29

The deferred tax asset amounts related to NOL and credit carryforwards have been reduced by approximately $527,000 of uncertain tax positions. While the Company expects that the amount of its uncertain tax positions will change in the next twelve months, the Company does not expect this change to have a significant impact on its results of operations or financial position. In addition, future changes in the unrecognized tax benefit will have no impact on the Company’s effective tax rate due to the existence of the valuation allowance.

The Company’s policy is to include interest and penalties on uncertain tax positions in income tax expense, but they are not significant as of December 31, 2017. The Company files its tax returns by the laws of the jurisdictions in which it operates. The Company’s federal tax returns for fiscal years June 30, 2014 and subsequent and California tax returns for fiscal years June 30, 2013 and subsequent, are still subject to examination. Various state and foreign jurisdictions’ tax years remain open to examination as well, though the Company believes any additional assessment will be immaterial to its consolidated financial statements. The Company does not have any open examinations as of December 31, 2017.

Note 7 – Preferred Stock

Qualstar’s Articles of Incorporation allow for the Board of Directors to issue up to 5,000,000 shares of preferred stock. The Board of Directors has authority to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares of preferred stock without any future vote or action by the shareholders. At December 31, 2017 and 2016, there were no outstanding shares of preferred stock.

Note 8 –Stock Based Compensation

The Company recorded share-based compensation associated with outstanding stock options and restricted stock grants during the twelve months ended December 31, 2017 and 2016 of approximately $413,000 and $2,000 respectively. No income tax benefit was recognized in the statements of comprehensive income (loss) for share-based arrangements in any period presented.

Stock Option Plan

The Company has three share-based compensation plans as described below.

Qualstar adopted the 1998 Stock Incentive Plan (the “1998 Plan”), under which incentive and nonqualified stock options and restricted stock could be granted for shares of common stock. The 1998 Plan expired in 2008 and no additional options may be granted under that plan. However, the 3,333 options previously granted under the 1998 Plan will continue under their terms, expiring March 2018.

Qualstar adopted the 2008 Stock Incentive Plan (the “2008 Plan”) under which incentive and nonqualified stock options and restricted stock may be granted for shares of common stock. The 2008 Plan expires in 2018 and no additional options may be granted under that plan. However, 20,000 options that were previously granted under the 2008 Plan will continue under their terms.

The 2017 Stock Incentive Plan (the “2017 Plan”) was approved by Qualstar shareholders on June 13, 2017. The 2017 Plan permits the award of stock options (both incentive and non-qualified options), stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance shares, dividend equivalent rights and cash-based awards to employees (including executive officers), directors and consultants of the Company and its subsidiaries. The 2017 Plan authorizes the issuance of an aggregate of 200,000 shares of common stock and the plan is administered by the Compensation Committee of the Company’s Board of Directors.

With respect to options, the fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses various inputs, including volatility, expected term and risk-free interest rate. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination in determining forfeiture rates. The expected term of options granted is estimated based on the vesting term of the award, historical employee exercise behavior, expected volatility of the Company’s stock and an employee’s average length of service. The risk-free interest rate used in this model correlates to a U.S. constant rate Treasury security with a contractual life that approximates the expected term of the option award. The following table summarizes the assumptions used in the Black-Scholes model to determine the fair value of stock options granted in the fiscal year ended December 31, 2017. No options were granted in the fiscal year ended December 31, 2016.

Fiscal Year Ended December 31, 2017
Expected lives, in years	5.0
Estimated volatility	36.89%
Dividend yield	—
Risk-free interest rate	1.92%
Weighted average fair value on grant date	$2.50

The following table summarizes all stock option activity; the amounts shown have been retrospectively restated for the one-for-six reverse split, effective June 14, 2016:

Options	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	40,000	8.70	47.94	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited, canceled or expired	(16,667)	7.62	—	—
Outstanding at December 31, 2016	23,333	9.49	6.43	—
Granted	165,300	7.08	—	—
Exercised	(600)	7.08	—	—
Forfeited, canceled or expired	—	—	—	—
Outstanding at December 31, 2017	188,033	7.38	8.63	—
Exercisable at December 31, 2017	188,033	$7.38	8.63	$—

At December 31, 2017, there is no unrecognized compensation cost related to non-vested share-based compensation awards granted. The total fair value of shares vested for the year ended December 31, 2017 and 2016 was $413,000 and $2,000, respectively.

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

On November 11, 2016, the board of directors approved a stock repurchase program (the “Stock Repurchase Program”) to repurchase shares of the Company’s common stock. The program permitted repurchases of up to a maximum aggregate purchase price of $750,000.  No stock has been repurchased under the Stock Repurchase Program and the program expired November 21, 2017.

Note 10 – Commitments

Qualstar leases a 15,160 square foot facility located in Simi Valley, California. The three-year lease began December 15, 2014 and has been renewed for an additional three years, expiring February 28, 2021. Rent on this facility is $11,000 per month with a step-up of 3% annually. Qualstar subleases a portion of the warehouse space to Interlink Electronics, Inc. (“Interlink”) and is reimbursed for the space and other related expenses on a monthly basis. As described in Note 14, Interlink is a related party.

Qualstar also leases approximately 5,400 square feet of office space in Westlake Village, California, that expires January 31, 2020. Rent on this facility is $11,000 per month, with a step-up of 3% annually. Effective March 21, 2016, Qualstar entered into a sublease agreement for the Westlake Village facility. The term of the sublease expires at the same time as the term of the master lease and the tenant pays Qualstar $12,000 per month with a step-up of 3% annually.

Effective April 1, 2016, a two-year lease was signed for 1,359 square feet for $2,500 per month in Singapore, which has been renewed until March 31, 2019.

The Company provides for rent expense on a straight-line basis over the lease terms.

Future minimum lease payments under these leases are as follows:

Years Ending December 31,	Minimum Lease Payment	Sublease Revenue	Net Minimum Lease Payment
2018	$290	$(147)	$143
2019	274	(147)	127
2020	147	(12)	135
2021	23	-	23
Total Commitment	$734	$(306)	$428

Rent expense for the twelve months ended December 31, 2017 and 2016 was $145,000 and $184,000, respectively.

Note 11 – Segment Information

Based on the provisions of ASC 280, “Segment Reporting,” and the manner in which the Chief Operating Decision Maker analyzes the business, Qualstar has determined that it has two separate operating segments:  power supply and data storage. Segment revenue, loss before income taxes and total assets were as follows, in thousands:

	Twelve Months Ended December 31,
	2017	2016
Revenue
Power Supplies	$6,297	$5,601
Data Storage:
Product	2,427	1,949
Service	1,917	1,867
Total Data Storage	4,344	3,816

Total Revenue	$10,641	$9,417

	Twelve Months Ended December 31,
	2017	2016
Income (Loss) before Taxes
Power Supplies	$27	$(545)
Data Storage	630	(665)

Total Income (Loss) before Income Taxes	$657	$(1,210)

	December 31, 2017	December 31, 2016
Total Assets
Cash and Cash Equivalents	$4,698	$3,691
Restricted cash	100	100
Other assets:
Power Supplies
Accounts receivable, net	831	1,158
Inventories, net	725	444
Other assets	72	74
	1,628	1,676
Data Storage
Accounts receivable, net	971	425
Inventories, net	839	916
Other assets	331	455
	2,141	1,796
Total Assets	$8,567	$7,263

	December 31, 2017	December 31, 2016
Property and Equipment
Power Supplies:
Gross fixed assets	$215	$534
Less: accumulated depreciation and amortization	(151)	(500)
Net power supply fixed assets	$64	$34
Data Storage:
Gross fixed assets	$759	$933
Less: accumulated depreciation and amortization	(651)	(681)
Net data storage fixed assets	$108	$252

In its operation of the business, management reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with GAAP. Our two segments are power supplies and data storage. The two segments discussed in this analysis are presented in the way we internally managed and monitored performance for the twelve months ended December 31, 2017. Allocations for internal resources were made for the twelve months ended December 31, 2017 and 2016. Until the creation of our subsidiary to operate our power supply business, the power supplies segment tracked certain assets separately, and all others were recorded in the data storage segment for internal reporting presentations. Upon the creation of N2Power, Inc., the assets were separated and the internal resources were billed appropriately.

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

Data Storage — The Company designs, manufactures, supports and sells data storage devices used to store, retrieve and manage electronic data primarily in network computing environments. Tape libraries consist of cartridge tape drives, tape cartridges and robotics to move the cartridges from their storage locations to the tape drives under software control. Our tape libraries provide data storage solutions for organizations requiring backup, recovery and archival storage of critical data.

Geographic Information

Information regarding revenues attributable to Qualstar’s primary geographic operating regions is as follows, in thousands:

	Twelve Months Ended December 31,
	2017	2016
Total Revenue:
North America	$6,629	$5,077
Europe	1,910	1,955
Asia Pacific	1,878	2,293
Other	224	92
	$10,641	$9,417
Power Supply Revenue:
North America	3,787	2,157
Europe	1,262	1,474
Asia Pacific	1,248	1,970
Other	—	—
	$6,297	$5,601
Data Storage Revenue:
North America	2,842	2,920
Europe	648	481
Asia Pacific	630	323
Other	224	92
	$4,344	$3,816

The geographic classification of revenues is based upon the location to which the product is shipped. Qualstar does not have any significant long-lived assets outside of the United States.

Note 12 – Legal Proceedings

Qualstar is subject to a variety of claims and legal proceedings that arise from time to time in the ordinary course of our business. Although management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. We accrue loss contingencies in connection with our commitments and contingencies, including litigation, when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. No accrual was necessary as of December 31, 2017. As of December 31, 2016, we had accrued aggregate current liabilities of $25,000 in probable fees and costs related to these legal matters.

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

Note 14 – Related Party Transactions

Steven N. Bronson is the Company’s CEO and is also the President and CEO and a majority shareholder of Interlink Electronics, Inc. (“Interlink”). Interlink reimburses Qualstar for leased space at the Simi Valley facility and for other administrative expenses paid by or on behalf of the Company. The total amount charged to Interlink for the twelve months ended December 31, 2017 and 2016, was $13,000 and $33,000, respectively. Interlink owed Qualstar $2,000 and $1,000 at December 31, 2017 and December 31, 2016, respectively.

The Company reimburses Interlink for expenses paid on the Company’s behalf. Interlink occasionally pays travel and other expenses incurred by Qualstar. The Company reimbursed Interlink $28,000 and $13,000 for the twelve months ended December 31, 2017 and 2016, respectively. Qualstar owed Interlink $17,000 and $2,000, at December 31, 2017 and December 31, 2016, respectively.

Note 15 – Subsequent Events

None.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

 ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Qualstar’s disclosure controls and procedures as of December 31, 2017, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over financial reporting

We did not make any changes in our internal control over financial reporting during the twelve months ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework” in 2013. Based on our assessment, we have concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.

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

Name	Age	Position
Steven N. Bronson	52	President, Chief Executive Officer and Director
David J. Wolenski	56	Director and Chairman of the Board of Directors
Leonard A. Hagan	65	Director
Nicholas A. Yarymovych	53	Director

Leonard A. Hagan was elected to replace Dale Wallis and each of the other Directors was re-elected to serve on the Board at the annual meeting of Shareholders held on June 13, 2017.

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

Name	Age	Position
Steven N. Bronson	52	President and Chief Executive Officer
Louann L. Negrete	58	Chief Financial Officer

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

Directors

Steven N. Bronson has served as our Chief Executive Officer and a member of our board since July 3, 2013. Mr. Bronson has over 35 years of business and entrepreneurial experience with a strong background in investment banking, operations and management. Mr. Bronson has been Chairman and Chief Executive Officer of BKF Capital Group Inc., since September 2008. In July 2010 he became Chairman and Chief Executive of Interlink Electronics, Inc., a global leader in the design of patented Force-Sensing Resistor™ (FSR™) technology and a pioneer in printed electronics. In addition, Mr. Bronson served as Chairman and Chief Executive Officer of Ridgefield Acquisition Corp. and 4net Software, Inc., both publicly traded companies.  The Board has concluded that Mr. Bronson should serve on our Board based on his positions as President and Chief Executive Officer of our company, as well as his substantial experience in the electronics industry.

David J. Wolenski currently serves as President of Electro-Mechanical Products, Inc. (“EMP”), a privately held company engaged in the manufacture of precision-machined components and thermal management systems for the Semiconductor, Laser, and Medical Device industries.  He has been a director on EMP’s board since August 2000.  From 1996 to 2000, Mr. Wolenski was Chief Executive Officer of OZO Automation, Inc. (OTCBB:OZOA), a publicly-traded company that produced robotic workstations for the electronics industry.  As Chief Executive Officer, he also managed the sale of OZO’s assets to JOT Automation of Olunsalo, Finland, and served as President of their Depaneling subsidiary from 2000 to 2001.  From 1983 to 1996, Mr. Wolenski held various positions with Johns Manville Corporation, a worldwide leader in fiberglass insulations and engineered products, which included managerial assignments in manufacturing, business development, and quality assurance.  His past board affiliations have included OZO Automation, Inc. where he was a director from 1996-1999, and Bio-Medical Automation, Inc., where he was a director from 1999-2000.  Mr. Wolenski holds a BS degree in Mechanical Engineering from the University of Colorado at Boulder (1983), and an MBA from the University of Colorado at Denver (1990).  The Board has concluded that Mr. Wolenski should serve on our Board based on his senior executive management experience at privately held and publicly held manufacturing companies and his prior experience as a director of other companies.

Leonard A. Hagan is a founding partner at Hagan & Burns CPA’s P.C. (“Hagan & Burns”) where he provides financial and regulatory services to the broker dealer community as well as tax planning services to the firm’s clients. Prior to founding Hagan & Burns in 1995, Mr. Hagan worked for several years at the accounting firm of S.D. Leidesdorf & Co. where he was a manager, which was then merged into Ernst & Whitney. Following his time at S.D. Leidesdorf & Co. and Ernst & Whitney, Mr. Hagan spent three years at Credit Suisse until he founded his own accounting firm. Mr. Hagan has over forty years’ experience as a Certified Public Accountant and over twenty years as a licensed Financial and Operation Principal. Mr. Hagan is registered today as the Financial and Operating Principal for the following broker dealers registered with the Securities and Exchange Commission: Livingston Securities, LLC, Spoke Financial LLC and Core Financial LLC. Mr. Hagan is also a director of Ridgefield Acquisitions Corp,  and BKF Capital Group Inc., each of which are publicly traded companies. Mr. Hagan earned a Bachelor of Arts degree in Economics from Ithaca College and continued his education at Cornell University where he received his MBA in accounting and finance. The Board has concluded that Mr. Hagan should serve on our Board based on his financial expertise and his experience of being a public company director.

Nicholas A. Yarymovych is currently the CEO and President (founder) of Cloudpointe, Inc.  Previously, he was the Senior Vice President of Global Consulting & Operations at NTT Data, Cloud Services Inc. and also served as NTT Centerstance’s Managing Partner. Mr. Yarymovych founded Ventus Technology Solutions, Inc. (Ventus) in 2001, one of the first Salesforce.com consulting partners and served as President and Chief Executive Officer. In early 2011, he merged Ventus with Centerstance, Inc. which was then acquired by NTT in late 2012. Throughout his 28-year professional consulting career, he has launched new business units, established professional services practices, developed core business strategies and led numerous operational turnarounds. Prior, Mr. Yarymovych served as Vice President of e-Business Solutions with QuickStart Technologies where he led the companies' e-business consulting services division. Prior to QuickStart, Mr. Yarymovych served as a Client Partner with Cambridge Technology Partners in their Strategy and Management Consulting Group. Currently, he serves as an advisor for several private equity firms. Mr. Yarymovych earned an M.B.A. in Management and Operations from Pepperdine University, a B.S. in Aerospace Engineering from the University of Southern California and has a Bachelor of Science degree in Astronautical Engineering from the U.S. Air Force Academy.  The Board has concluded that Mr. Yarymovych should serve on our Board based on his senior executive management experience and his experience with turnaround companies, mergers and acquisitions.

Executive Officers and Other Key Officers

Steven N. Bronson. See the discussion under “Biographical Information – Directors,” above.

Louann L. Negrete was appointed Chief Financial Officer on December 2, 2013. Ms. Negrete has more than 15 years of experience in public company accounting. Prior to joining Qualstar, Ms. Negrete was the Director of Corporate Accounting for LINE 6, Inc. Prior to Line 6 she was the Corporate Controller and CFO for 6 years at Interlink Electronics, Inc., a publicly traded company. She also served for 6 years as the Corporate Controller for publicly traded Biosource International, Inc. BioSource acquired two companies while she was controller and eventually the entire company was sold. She also held positions of controller at US Stamp and assistant controller at Patagonia, two other manufacturing companies.  Ms. Negrete holds a CPA license from the State of California. She graduated from California State University, Northridge with a BS degree in Business Administration, Accounting.

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

CORPORATE GOVERNANCE

Director Independence

Qualstar’s current Board members consist of Mr. Bronson, Mr. Wolenski, Mr. Hagan, and Mr. Yarymovych. The Board of Directors has determined that Messrs. Wolenski, Hagan, and Yarymovych are independent applying the definition of independence under the listing standards of the NASDAQ and SEC regulations.

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

Audit Committee

The Audit Committee consists of three directors: Messrs. Hagan (chairman), Yarymovych and Wolenski. Each member of the committee is independent applying the definition of independence under the listing standards of NASDAQ and SEC regulations. The Audit Committee meets at least four times during the year. The Board has determined that Mr. Hagan qualifies as an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K.

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

Compensation Committee

Our Compensation Committee consists of three directors: Messrs. Yarymovych (chairman), Hagan and Wolenski. Each such member of the Compensation Committee is independent applying the definition of independence under the listing standards of NASDAQ and SEC regulations. The Compensation Committee meets at least two times during each year.

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

The Compensation Committee has the authority, in its sole discretion, to retain or obtain advice from compensation consultants, independent legal counsel and other advisers, and is directly responsible for the retention, termination, compensation and oversight of the work of any such consultant, counsel or other adviser. In selecting a consultant, counsel or other adviser, the Compensation Committee must, as required by NASDAQ rules, take into consideration all factors relevant to such person's independence from management, including all factors that NASDAQ identifies in its listing standards. In April 2017, the Compensation Committee retained a compensation consultant to prepare an assessment of compensation for the Chief Executive Officer. The results of the assessment were taken into consideration when the Compensation Committee increased the salary of Mr. Bronson and awarded him 100,000 options on August 3, 2017, as further discussed in Item 11 below. The Compensation Committee is regularly advised by the Company’s outside legal counsel and has found no conflict of interest in such counsel’s continuing to provide advice to the Compensation Committee.

The Compensation Committee may form and delegate its authority to subcommittees as appropriate. To date, the Compensation Committee has not delegated such authority.

Additionally, the Chief Executive Officer may make recommendations to the Compensation Committee relating to executive and director compensation, but consistent with NASDAQ rules, he may not be present during deliberations or voting regarding his own compensation. The Compensation Committee meets with the Company’s Chief Executive Officer and other senior executives in order to obtain recommendations with respect to the Company’s compensation programs and practices for executives and other employees.  Management discusses with the Compensation Committee the practices that have been put in place to identify and mitigate, as necessary, potential risks.  With support from market compensation data, performance reviews and other information, management makes recommendations to the Compensation Committee on the base salaries, bonus targets and equity compensation for the executive officers and other employees.  The Compensation Committee takes management’s recommendations into consideration but is not bound by management’s recommendations with respect to executive compensation.  The Chief Executive Officer annually reviews the performance of each executive officer, other than himself. The Chief Executive Officer’s performance is reviewed by the Compensation Committee which makes recommendations to the full Board.

Nominating and Governance Committee

Our Nominating and Governance Committee consists of three directors: Messrs. Wolenski (chairman), Yarymovych and Hagan. The Nominating and Governance Committee is empowered by the Board of Directors to recommend qualified individuals to serve on our Board and to identify the manner in which the Nominating and Governance Committee evaluates nominees recommended for membership on the Board. All members of the Nominating and Governance Committee of the Board of Directors have been determined to be “independent directors” pursuant to the definition contained in the rules of NASDAQ and SEC regulations.

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

Board and Committee Meeting Attendance

During the twelve months ended December 31, 2017, our Board of Directors held six meetings, our Audit Committee held seven meetings and our Compensation Committee held two meetings. Each director attended (or participated by telephone in) 100% of the total number of meetings of the Board and committees on which he served.

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

To our knowledge, based solely on a review of the copies of Section 16(a) reports furnished to us and a review of the shareholders register, during the twelve months ended December 31, 2017, our officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements, except that Leonard A. Hagan filed one Form 3 late reporting one transaction on an untimely basis and William Gervais filed nine Form 4s late reporting fifteen transactions on an untimely basis.

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

●

Compensation reflects the level of job responsibility, individual performance, and Company performance. As employee’s progress to higher levels in the organization, an increasing proportion of their pay should be linked to Company performance and shareholder returns because those employees are more able to affect Qualstar’s operating results.

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

Components of Executive Compensation

For the twelve months ended December 31, 2017, the principal components of compensation for named executive officers were: (1) base salary, (2) performance-based incentive compensation, (3) long-term equity incentive compensation, (4) personal benefits, and (5) other compensation. In determining the amount and relative allocation among each component of compensation for each named executive officer, the Compensation Committee considered, among other factors, the Company’s and each executive officer’s experience level and historical performance, compensation paid by companies comparable in size to Qualstar, data obtained from management’s recruitment activities, historical rates of executive compensation, Company revenues and profitability, and alignment with the Company’s overall compensation philosophy.

Summary Compensation Table

The following table shows information about the compensation awarded to, earned by and paid to Mr. Steven N. Bronson and Ms. Louann Negrete (collectively referred to as our “named executive officers”) during the years ended December 31, 2017 and 2016. Mr. Bronson and Ms. Negrete were the Company’s only two “named executive officers,” as defined under Item 402 of Regulation S-K promulgated by the SEC, for such fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus (1)	Option Awards (2)	All Other Compensation (3)	Total

Steven N. Bronson	2017	$176,383	$140,000	$250,000	$1,426	$567,809
Chief Executive Officer	2016	178,462	40,000	—	817	219,279

Louann Negrete	2017	139,808	10,100	25,000	1,222	176,130
Chief Financial Officer	2016	135,000	10,250	—	2,797	148,047

(1)	The amounts shown in this column reflect discretionary bonuses paid to the named executive officers.

(2)	The amounts shown in this column represent the aggregate grant date fair value of the equity-based compensation granted to the named executive officers as computed in accordance with FASB ASC Topic 718. Pursuant to SEC rules, these amounts exclude the impact of estimated forfeitures related to service-based vesting conditions. The assumptions used in calculating the aggregate grant date fair value of the awards reported in the column are set forth in our financial statements included herein in Note 8. The amounts reported in this column reflect the accounting cost for these awards and do not correspond to the actual economic value that may be received by the named executive officers for the awards.

(3)	The amounts shown in this column represent premiums paid by the Company for disability, life and health insurance.

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

Long-Term Equity Incentive Compensation

The Company has a long-term equity incentive plan, which is intended to retain executive officers and reward executive officers based on the Company’s performance.  Equity incentives, such as stock options and restricted stock awards, have been granted to executive officers as long-term incentives in order to align executives’ performance with the interests of the Company’s shareholders and also to encourage retention.  On August 3, 2017, the Compensation Committee awarded Mr. Bronson an option to purchase 100,000 shares of the Company’s common stock and Louann Negrete an option to purchase 10,000 shares of the Company’s common stock. The options are immediately exercisable at an exercise price of $7.08 per share, have a term of ten years and were granted pursuant to the Company’s 2017 Stock Option and Incentive Plan.

Personal Benefits

As employees, the Company’s executives are eligible to participate in health and welfare benefits, as offered to our general workforce, designed to attract and retain a skilled workforce in a competitive marketplace.  These benefits help ensure that the Company has a healthy and focused workforce through reliable and competitive health and other personal benefits.

These benefits were considered in relation to the total compensation package but did not materially impact decisions regarding other elements of executive officer compensation.

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

Employment Agreement with Steven N. Bronson

The Company was party to an employment agreement with Mr. Bronson that commenced on June 1, 2016 and expired on December 31, 2016.  The employment agreement provided Mr. Bronson with a base salary of $160,000 and eligibility to earn a discretionary cash bonus up to 100% of his base salary, based on his achievement of various performance goals, as well as other general employment terms.

Subsequent to the expiration of his employment agreement, on August 3, 2017 the Compensation Committee (i) approved an increase in Mr. Bronson’s base salary from $160,000 to $200,000, (ii)  approved a $100,000 cash bonus to Mr. Bronson based on the Company achieving profitability and positive cash flow for the six months ended June 30, 2017 and (iii) awarded Mr. Bronson an option to purchase 100,000 shares of the Company’s common stock as further described above under the heading “Long Term Equity Compensation”.  The Company is currently in the process of negotiating a new employment agreement with Mr. Bronson.

Tax and Accounting Implications

Under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), we generally receive a federal income tax deduction for compensation paid to any of our named executive officers only to the extent total compensation does not exceed $1.0 million during any fiscal year or if it is “performance-based” under Section 162(m) of the Code. During the years ending December 31, 2017 and 2016, none of the executive officers of the Company had non-performance-based compensation in excess of $1,000,000.

Outstanding Equity Awards at Year Ending December 31, 2017

The following table provides information regarding outstanding equity awards held by each named executive officer as of December 31, 2017.

Outstanding Equity Awards at December 31, 2017

	Option Awards (1)

	Number of Securities Underlying Unexercised Options (#)			Option Exercise Price ($)	Option Expiration Date
Name	Exercisable		Unexercisable
Steven N. Bronson	16,667	(1)	—	7.38	8/20/2024
	100,000	(2)		7.08	8/3/2027
Louann Negrete	10,000	(1)		7.08	8/3/2027

(1)	Each stock option was granted pursuant to our 2008 Plan. The stock option vested immediately on the grant date, August 20, 2014.
(2)	Each stock option was granted pursuant to our 2017 Plan. The stock option vested immediately on the grant date, August 3, 2017.

Director Compensation

Each of our non-employee directors receives cash fees as compensation for his service on our Board of Directors and the committees of the Board of Directors on which he is a member.  During the fiscal year ending December 31, 2017, each of our non-employee directors received a stipend of $15,000 per year, paid quarterly, for service on the Board of Directors.  The Chairman of the Audit Committee received an additional stipend of $5,000 per year, paid quarterly, the Chairman of the Compensation Committee received an additional stipend of $3,000 per year, paid quarterly, the Chairman of the Nominating and Governance Committee received an additional stipend of $3,000 per year, paid quarterly, and the Chairman of the Board of Directors received an additional stipend of $7,500 per year, paid quarterly.  No additional stipends were paid for service on a committee of the Board of Directors other than as Chairman of such committee. No fees were paid for service on the Board of Directors to directors who were also employees of the Company. For the fiscal year ending December 31, 2017, our non-employee directors received equity awards for their service on the Company’s Board of Directors or the committees of the Board of Directors in the form of 5,000 stock options each.

The table below sets forth cash compensation earned by each person who served as a non-employee director of our Board of Directors during the fiscal year ending December 31, 2017. Steven N. Bronson, who is our Chief Executive Officer, was an employee during the fiscal year ending December 31, 2017 and received no additional compensation for his service as a member of our Board of Directors. The compensation received by Mr. Bronson, as a named executive officer of the Company, is presented in “Executive Compensation—Summary Compensation Table” above.

Name	Fees Earned or Paid in Cash	Stock Awards (2)	Total

David J. Wolenski	$25,500	$12,500	$38,000
Dale E. Wallis(1)	10,000	-	10,000
Leonard A. Hagan	10,932	12,500	23,432
Nicholas A. Yarymovych	18,000	12,500	30,500

(1)	Dale Wallis was not re-elected to the Board of Directors at the annual meeting on June 13, 2017.

(2)

The non-employee directors were awarded 5,000 stock options on August 3, 2017 pursuant to the Company’s 2017 Plan.  The options have an exercise price of $7.08 per share, a term of ten years and were fully vested upon grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS3

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 8, 2017 for:

●	each person (or group of affiliated persons) who we know beneficially owns more than 5% of our common stock;

●	each of our directors;

●	each of the named executive officers; and

●	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Except as indicated by footnote, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned, subject to community property laws where applicable. The percentage of shares beneficially owned is based on 2,045,519 shares of common stock outstanding as of March 8, 2018. Shares of common stock subject to options currently exercisable or exercisable within 60 days of March 8, 2018, are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person. The address for those individuals for which an address is not otherwise indicated is: c/o Qualstar Corporation, 130 W. Cochran St. Unit C, Simi Valley, California 93065.

	Common	Options Exercisable Within 60	Beneficial Ownership
Name	Shares Owned	Days (1)	Number	Percent
BKF Asset Holdings, Inc. (2)	548,085	—	548,085	26.8%
Steven N. Bronson, Chief Executive Officer (3)	24,617	116,667	679,369	33.8%

William J. Gervais (4)	157,224	—	157,224	7.7%
1925 Angus Avenue, Unit B
Simi Valley, California 93063

Renaissance Technologies LLC (5)	116,802	—	116,802	5.7%
800 Third Avenue; New York, New York 10022

Louann Negrete, Chief Financial Officer	—	10,000	10,000	*

Leonard A. Hagan, Director (6)	13,444	5,000	18,444	*

Nicholas A. Yarymovych, Director (7)	6,667	5,000	11,667	*

David J. Wolenski, Director (8)	833	5,000	5,833	*

All directors and officers as a group (5 persons)	593,646	141,667	735,313	36.0%

*Less than 1.0%

(1)	Represents shares that may be acquired upon exercise of stock options which are either currently vested or will vest within 60 days of March 8, 2018.

(2)	Based on information contained in reports filed with the Securities and Exchange Commission, BKF Asset Holdings, Inc. is the owner of 548,085 shares of Qualstar common stock.

(3)

Based on information contained in reports filed with the Securities and Exchange Commission, Mr. Bronson, is the owner of 14,617 shares of Qualstar. Additionally, Mr. Bronson, as the Chairman and President and majority shareholder of BKF Asset Holdings, Inc., may be deemed to beneficially own the 548,085 shares of Qualstar held by BKF Asset Holdings, Inc.  Also, Mr. Bronson’s spouse holds 10,000 shares of Qualstar. Mr. Bronson was awarded a total of 16,667 stock options on August 20, 2014 and 100,000 options on August 3, 2017.

(4)	Based on information contained in reports filed with the Securities and Exchange Commission, William J Gervais, beneficially owns 157,224 shares as of January 26, 2018.

(5)

Based on information contained in reports filed with the Securities and Exchange Commission, Renaissance Technologies LLC, an investment adviser, beneficially owns 116,802 shares as of February 13, 2018.

(6)

Based on information contained in reports filed with the Securities and Exchange Commission, Leonard A. Hagan beneficially owns 13,444 shares as of December 21, 2017.   Mr. Hagan was awarded 5,000 stock options on August 3, 2017.

(7)

Based on information contained in reports filed with the Securities and Exchange Commission, Nicholas A. Yarymovych beneficially owns 6,667 shares as of November 19, 2014.  Mr. Yarymovych was awarded 5,000 stock options on August 3, 2017.

(8)

Based on information contained in reports filed with the Securities and Exchange Commission, David J. Wolenski beneficially owns 833 shares as of December 31, 2015. Mr. Wolenski was awarded 5,000 stock options on August 3, 2017.

Additional Equity Compensation Plan Information

Information regarding Qualstar’s equity compensation plans as of December 31, 2017 is included in Item 5 of this report and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

In accordance with the charter of the Audit Committee of our Board of Directors, the Audit Committee is responsible for reviewing any proposed transaction with any related person which involves a potential conflict of interest or for which approval is required under applicable Securities and Exchange Commission and NASDAQ rules. Currently, this review and approval requirement applies to any transaction to which Qualstar will be a party, in which the amount involved exceeds the lesser of $120,000 or one percent of the average of Qualstar’s total assets at year end for the last two completed fiscal years, and in which any of the following persons will have a direct or indirect material interest: (a) any of our directors or executive officers, (b) any nominee for election as a director, (c) any security holder who is known to us to own of record or beneficially more than five percent of our common stock, or (d) any member of the immediate family of any of the persons described in the foregoing clauses (a) through (c).

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

Steven N. Bronson is the Company’s CEO and President and is also the President and CEO and a majority shareholder of Interlink Electronics, Inc. (“Interlink”). Interlink reimburses Qualstar for leased space at the Simi Valley facility and for other administrative expenses paid by or on behalf of the Company. The total amount charged to Interlink for the twelve months ended December 31, 2017 and 2016, was $13,000 and $33,000, respectively. Interlink owed Qualstar $2,000 and $1,000 at December 31, 2017 and December 31, 2016, respectively.

The Company reimburses Interlink for expenses paid on the Company’s behalf. Interlink occasionally pays travel and other expenses incurred by Qualstar. The Company reimbursed Interlink $28,000 and $13,000 for the twelve months ended December 31, 2017 and 2016, respectively. Qualstar owed Interlink $17,000 and $2,000, at December 31, 2017 and December 31, 2016, respectively.

Director Independence

Our Board has determined that all of our current directors and Dale E. Wallis, who served on our Board during the 2017 fiscal year but did not stand for re-election at our 2017 annual shareholder meeting, at the time of their service, satisfied the “independent director” standards established by rules of The NASDAQ Stock Market, Inc. (“NASDAQ”), except for Steven N. Bronson.  Each director serving on the Audit Committee of our Board and Dale E. Wallis, who served on the Audit Committee of our Board during the 2017 fiscal year, at the time of their service also met the more stringent independence requirements established by Securities and Exchange Commission rules applicable to audit committees. Our Board has determined that no director has a relationship that would interfere with the exercise of independent judgment in carrying out his responsibilities as a director. There are no family relationships among any of the directors or executive officers of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accountants

The table below includes the aggregate fees billed by RBSM, LLP, our independent registered public accounting firm for the year ended December 31, 2017, and Marcum LLP, our independent registered public accounting firm for the year ended December 31, 2016.

	Twelve Months Ended December 31,
	2017	2016

Audit Fees	$84,362	128,235
Tax fees	37,500	45,720
All other fees	9,050	560
Total fees	$130,912	174,515

Audit Fees.  Audit fees include fees for professional services rendered in connection with the audit of our consolidated financial statements for each year and reviews of our unaudited condensed consolidated quarterly financial statements, as well as fees related to consents and reports in connection with regulatory filings for those fiscal years.

Tax Fees.  Tax fees include fees for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees.  All other fees include fees for professional services rendered for financial reporting compliance with accounting standards.

Audit Committee Pre-Approval Policies and Procedures

Our Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accountants in accordance with applicable Securities and Exchange Commission rules. The Audit Committee adopted a written pre-approval policy on June 25, 2003, and all services performed by RBSM, Marcum LLP and Everest Ito Group have been pre-approved in accordance with the Audit Committee’s pre-approval policy. The Audit Committee generally pre-approves particular services or categories of services on a case-by-case basis. The independent registered public accountants and management periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accountants in accordance with these pre-approvals, and the fees for the services performed to date.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The financial statements are set forth under Item 8 of this Report on Form 10-K.

All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the financial statements or notes thereto.

(b)  Exhibits:

Exhibit No.	Description
3.1.1

Restated Articles of Incorporation, incorporated by reference to the designated exhibit to Qualstar’s registration statement on Form S-1 (Commission File No. 333-96009), declared effective by the Commission on June 22, 2000.

3.1.2	Certificate of Amendment of Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Qualstar’s Report on Form 8-K dated June 14, 2016.
3.2	Bylaws, as amended and restated as of March 24, 2011, incorporated by reference to Exhibit 3.1 to Qualstar’s Report on Form 8-K dated March 30, 2011.
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

10.1***

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

10.3***	2008 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to Qualstar’s Report on Form 10-Q/A for the fiscal quarter ended March 31, 2009.
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

10.6

Sublease Agreement between Interlink Electronics, Inc and Qualstar Corporation, dated July 1, 2015, concerning space at 130 West Cochran Street, Unit C; Simi Valley, CA 93065, incorporated by reference to Exhibit 10.14 to Qualstar’s report on Form 10-K for the year ended June 30, 2015.

10.7

Tenancy Agreement between Hudson Development PTE LTD and Qualstar Corporation Singapore PTE LTD, dated January 22, 2016 concerning space at 16 New Industrial Road, Singapore 536204, incorporated by reference to Exhibit 10.15 to Qualstar’s report on Form 10-KT for the transition year ended December 31, 2015.

10.8

Sublease agreement between Feld Care Therapy, Inc. d.b.a. Well Care Connects and Qualstar Corporation, dated March 22, 2016 concerning space at 31248 Oak Crest Drive Suite 120, Westlake Village, CA 91361, incorporated by reference to Exhibit 10.16 to Qualstar’s report on Form 10-KT for the transition year ended December 31, 2015.

10.9***	Employment Agreement with Steven N. Bronson, dated June 1, 2016 incorporated by reference to Exhibit 10.10 to Qualstar’s report on Form 8-K dated June 7, 2016.
10.10***	Qualstar Corporation 2017 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.1 to Qualstar’s report on Form 8-K/A dated June 13, 2017.
14.1	Code of Business Conduct and Ethics, incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-K for the fiscal year ended June 30, 2004.
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm (Marcum LLP).
23.2*	Consent of Independent Registered Public Accounting Firm (SingerLewak LLP).
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith

** Furnished herewith

*** Each a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALSTAR CORPORATION

Date: March 16, 2018	By:	/s/ STEVEN N. BRONSON
Steven N. Bronson,
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven N. Bronson  and Louann Negrete, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN N. BRONSON	Chief Executive Officer, President and Director	March 16, 2018
Steven N. Bronson
(Principal executive officer)

/s/ LOUANN NEGRETE	Chief Financial Officer	March 16, 2018
Louann Negrete	(Principal financial and accounting officer)

/s/ DAVID J. WOLENSKI	Chairman of the Board of Directors	March 16, 2018
David J. Wolenski

/s/ LEONARD A. HAGAN	Director	March 16, 2018
Leonard A. Hagan

/s/ NICHOLAS A. YARYMOVYCH	Director	March 16, 2018
Nicholas A. Yarymovych