Form 10-Q
period 2018-03-31
QUALSTAR CORP
filed 2018-05-08
CIK 758938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

At May 1, 2018 the issuer had 2,048,118 shares of common stock, no par value, issued and outstanding.

QUALSTAR CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	●	Condensed Consolidated Balance Sheets — March 31, 2018 (unaudited) and December 31, 2017	1

	●	Unaudited Condensed Consolidated Statements of Operations — Three months ended March 31, 2018 and 2017	2

	●	Unaudited Condensed Consolidated Statements of Cash Flows — Three months ended March 31, 2018 and 2017	3

	●	Notes to unaudited Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		14

Item 3.	Qualitative and Quantitative Disclosures About Market Risk		18

Item 4.	Controls and Procedures		18

PART I — FINANCIAL INFORMATION

ITEM 1.   Financial Statements

QUALSTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,231	$4,698
Restricted cash	100	100
Accounts receivables, net	1,979	1,802
Inventories, net	1,611	1,564
Prepaid expenses and other current assets	173	163
Total current assets	9,094	8,327
Non-current assets:
Property and equipment, net	141	172
Other assets	67	68
Total assets	$9,302	$8,567

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$803	$1,065
Accrued payroll and related liabilities	167	173
Deferred service revenue, short-term	1,234	834
Other accrued liabilities	439	454
Total current liabilities	2,643	2,526
Long-term liabilities:
Other long-term liabilities	52	52
Deferred service revenue	87	93
Total long-term liabilities	139	145
Total liabilities	2,782	2,671

Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued	-	-
Common stock, no par value; 50,000,000 shares authorized, shares issued and outstanding 2,048,118 at March 31, 2018 and 2,042,019 shares at December 31, 2017	19,514	19,480
Accumulated deficit	(12,994)	(13,584)
Total shareholders’ equity	6,520	5,896
Total liabilities and shareholders’ equity	$9,302	$8,567

See notes to condensed consolidated financial statements.

QUALSTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

  (In thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Net revenues	$2,935	$2,439
Cost of goods sold	1,507	1,549
Gross profit	1,428	890
Operating expenses:
Engineering	121	186
Sales and marketing	295	247
General and administrative	422	399
Total operating expenses	838	832
Income from operations	590	58
Other expenses	-	-
Income before income taxes	590	58
Provision for income taxes	-	-
Net Income	$590	$58
Earnings per share:
Basic	$0.29	$0.03
Diluted	$0.28	$0.03
Shares used in per share calculation:
Basic	2,048	2,042
Diluted	2,101	2,042

See notes to condensed consolidated financial statements.

QUALSTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$590	$58
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30	44
Provision for inventory obsolescence	87	73
Changes in operating assets and liabilities:
Accounts receivable	(177)	(363)
Inventories	(134)	160
Prepaid expenses and other current assets	(8)	4
Accounts payable	(262)	65
Accrued payroll and related liabilities	(6)	(55)
Deferred service revenue	394	99
Other accrued liabilities	(15)	(34)
Total adjustments	(91)	(7)
Net cash provided by operating activities	499	51

Cash flows from investing activities:
Proceeds from the exercise of stock options	34	-
Purchases of equipment	-	(2)
Net cash provided by (used in) investing activities	34	(2)

Net increase in cash, restricted cash and cash equivalents	533	49

Cash, restricted cash and cash equivalents at beginning of period	4,798	3,791

Cash, restricted cash and cash equivalents at end of period	$5,331	$3,840

Supplemental cash flow disclosures:

Income taxes paid	$-	$1

See notes to condensed consolidated financial statements.

QUALSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2017, has been derived from audited consolidated financial statements. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as our annual audited consolidated financial statements and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements.

Preparing condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses.  Examples include estimates of loss contingencies, product life cycles and inventory obsolescence, bad debts, sales returns, share-based compensation, forfeiture rates, the potential outcome of future tax consequences of events that have been recognized in our financial statements or tax returns and determining when investment impairments are other-than-temporary.  Actual results and outcomes may differ from management’s estimates and assumptions.

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

The Company's significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in the Annual Report. There were no material changes to the significant accounting policies during the three months ended March 31, 2018, apart from the Company's accounting policy related to revenue recognition, as discussed below.

Effective January 1, 2018, the Company adopted Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606" or the "New Revenue Standard"), the new standard on revenue from contracts with customers, which codified Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). As a result, the Company changed its accounting policy for revenue recognition to ensure compliance with ASC 606 and is described below.

Principles of Consolidation

The condensed consolidated financial statements include our accounts and the accounts of each of our wholly owned subsidiaries in Qualstar Corporation Singapore Private Limited and N2Power, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in the Qualstar Corporation Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 16, 2018.

QUALSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue Recognition,” when there is persuasive evidence that an arrangement exists, title and risk of loss have passed, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured.  Title and risk of loss generally pass to our customers upon shipment.  In limited circumstances where either title or risk of loss pass upon destination or acceptance or when collection is not reasonably assured, we defer revenue recognition until such events occur. We derive revenues from two primary sources: products and services. Product revenue includes the shipment of product according to the agreement with our customers for data storage products and power supplies. Services include customer support (technical support), installations, consulting, and design services. A contract may include both product and services. Rarely, contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices are typically estimated based on observable transactions when these services are sold on a standalone basis.

The Company provides product warranties with varying lengths of time and terms. The product warranties are considered to be assurance-type in nature and do not cover anything beyond ensuring that the product is functioning as intended. Based on the guidance in ASC 606, assurance-type warranties do not represent separate performance obligations. The Company also sells separately-priced maintenance service contracts which qualify as service-type warranties and represent separate performance obligations. The Company has historically experienced a low rate of product returns under the warranty program.

A variety of technical services can be contracted by our customers for a designated period of time. The service contracts allow customers to call Qualstar for technical support, replace defective parts and to have onsite service provided by Qualstar’s third party contract service provider. The Company records revenues for contract services at the amount of the service contract, but such amount is deferred at the beginning of the service term and amortized ratably over the life of the contract.

The Company's professional services include consulting, engineer and design services. Because control transfers over time, revenue is recognized based on progress toward completion of the performance obligation. The method to measure progress toward completion requires judgment and is based on the nature of the products or services to be provided. The Company generally uses the input method to measure progress for its contracts because it best depicts the transfer of assets to the customer, which occurs as the Company incurs costs for the contracts. Under the cost-to-cost measure of progress, the progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenue is recorded proportionally as costs are incurred. Costs to fulfill these obligations include labor and subcontractor costs.

Deferred service revenue is shown separately in the condensed consolidated balance sheets as current and long term.  At March 31, 2018 we had deferred service revenue of approximately $1,321,000.  At December 31, 2017, we had deferred service revenue of approximately $927,000.

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

QUALSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

Inventory Valuation

We record inventories at the lower of cost (first-in, first-out basis) or net realizable value. We assess the value of our inventories periodically based upon numerous factors including expected product or material demand, current market conditions, technological obsolescence, current cost and net realizable value. If necessary, we write down our inventory for estimated obsolescence, potential shrinkage, or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If technology changes more rapidly than expected, or market conditions become less favorable than those projected by management, additional inventory write-downs may be required.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation, with no changes to previously reported stockholder’s equity or net income (loss).

The carrying amounts of the Company's financial instruments, which include cash equivalents,  accounts receivable, accounts payable, related party; and other long-term liabilities; approximate their fair values.

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

QUALSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

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

Operating Segments

The Company operates in two segments, as the chief operating decision maker makes decisions and assesses performance at the divisional level. Operating segments are identified as components of an enterprise about which separate discrete financial information is utilized for evaluation by the chief operating decision maker in making decisions regarding resource allocation and assessing performance. To date, the chief operating decision maker has made such decisions and assessed performance at the two divisional levels. The Company's chief operating decision maker is its President and Chief Executive Officer.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting guidance not yet adopted

In February 2018, the FASB issued ASU 2018-02 to provide guidance related to adjustments for deferred tax assets and liabilities based on the changes created by the U.S. federal government tax bill enacted December 22, 2017. This standard is effective for fiscal years beginning after December 15, 2018. We are evaluating the impact ASU 2018-02 may have on our condensed consolidated financial statements.

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

	Three Months Ended March 31,
	2018		2017
	(unaudited)		(unaudited)
Revenue – geographic activity (in thousands):
North America	$1,577	53.8%	$1,544	63.3%
Europe	312	10.6%	470	19.3%
Asia Pacific	1,022	34.8%	403	16.5%
Other	24	0.8%	22	0.9%
	$2,935	100.0%	$2,439	100.0%

Two customers accounted for 23.5% and 11.0% of the Company’s net revenue for the three months ended March 31, 2018.  The accounts receivable balances associated with these customers totaled 32.8% and 9.7% of net accounts receivable as of March 31, 2018. The accounts receivable balances totaled 20.8% and 8.9% of net accounts receivable for the same customers as of December 31, 2017.  Two different customers accounted for 20.1% and 14.0% of the Company’s net revenue for the three months ended March 31, 2017.

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

	Three Months Ended March 31,
	2018	2017
	(unaudited)	(unaudited)
Net Income (a)	$590	$58
Weighted average outstanding shares of common stock (b)	2,048	2,042
Dilutive potential common shares from employee stock options	53	—
Common stock and common stock equivalents (c)	2,101	2,042
Income per share:
Basic net income per share (a)/(b)	$0.29	$0.03
Diluted net income per share (a)/(c)	$0.28	$0.03

QUALSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

For the three months ended March 31, 2018 and 2017, 4,666 and 23,333 outstanding stock options, respectively, were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive.

NOTE 5 - BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet accounts (in thousands):

Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value. Inventories are comprised as follows (in thousands):

	March 31, 2018	December 31, 2017
	(unaudited)
Raw materials	$94	$55
Finished goods	1,517	1,509
Net inventory balance	$1,611	$1,564

Property and equipment, net

The components of property and equipment are as follows (in thousands):

	March 31, 2018	December 31, 2017
	(unaudited)
Leasehold improvements	$114	$114
Furniture and fixtures	268	268
Machinery and equipment	836	842
	1,218	1,224
Less accumulated depreciation and amortization	(1,077)	(1,052)
Property and equipment, net	$141	$172

Depreciation and amortization expense for the three months ended March 31, 2018 and 2017 was $30,000 and $44,000 (unaudited), respectively.

Other Accrued Liabilities

The components of other liabilities are as follows (in thousands):

	March 31, 2018	December 31, 2017
	(unaudited)
Accrued warranty	$334	$322
Accrued outside commissions	54	69
Deferred rent	28	29
Other accrued liabilities	23	34
Total other accrued liabilities	$439	$454

QUALSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

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

Activity in the liability for product warranty, which is included in other accrued liabilities in the condensed consolidated balance sheets for the periods presented, is as follows (in thousands):

	Three Months Ended March 31, 2018	Year Ended December 31, 2017
	(unaudited)
Beginning balance	$322	$236
Cost of warranty claims	(5)	(37)
Accruals for product warranties	17	123
Ending balance	$334	$322

NOTE 7 –COMMITMENTS

Lease Agreements

Qualstar leases a 15,160 square foot facility located in Simi Valley, California. The three-year lease began December 15, 2014 and has been renewed for an additional three years, expiring February 28, 2021. Rent on this facility is $11,000 per month with a step-up of 3% annually. Qualstar subleases a portion of the warehouse space to Interlink Electronics, Inc. (“Interlink”) and is reimbursed for the space and other related expenses on a monthly basis. As described in Note 11, Interlink is a related party.

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

QUALSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

Future minimum lease payments under these leases are as follows, in thousands, (unaudited):

Years Ending December 31,	Minimum Lease Payment	Sublease Revenue	Net Minimum Lease Payment
Remainder of 2018	$218	$(110)	$108
2019	274	(147)	127
2020	147	(12)	135
2021	23	-	23
Total Commitment	$662	$(269)	$393

Net rent expense for the three months ended March 31, 2018 and 2017 was $38,000 and $36,000, respectively.

NOTE 8 –STOCK INCENTIVE PLANS AND SHARE-BASED COMPENSATION

Share-Based Compensation

The Company did not incur an expense for share-based compensation associated with outstanding stock options for the three months ended March 31, 2018 and 2017. No income tax benefit was recognized in the condensed consolidated statements of operations for share-based arrangements in any period presented. At March 31, 2018, the Company did not have any unrecognized compensation costs related to share-based compensation.

Stock Option Plan

The Company has two share-based compensation plans as described below.

Qualstar adopted the 2008 Stock Incentive Plan (the “2008 Plan”) under which incentive and nonqualified stock options and restricted stock could be granted for shares of common stock. The 2008 Plan has expired and no additional options may be granted under that plan. However, 20,000 options that were previously granted under the 2008 Plan will continue under their terms.

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

QUALSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

The following table summarizes stock option activity:

Options	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	188,033	$7.38	8.63	—
Granted	—	—	—	—
Exercised	(5,500)	7.08	—	—
Forfeited, canceled or expired	(3,200)	14.28	—	—
Outstanding at March 31, 2018	179,333	7.26	8.45	—

Exercisable at March 31, 2018	179,333	$7.38	8.45	$—

NOTE 9 – INCOME TAXES

We did not record a provision or benefit for income taxes for the three months ended March 31, 2018 and 2017, due to our prior year operating losses.   The Company has recorded a full valuation allowance against its net deferred tax assets based on the Company’s assessment regarding the realizable nature of these net deferred tax assets in future periods.

NOTE 10 – SEGMENT INFORMATION

In its operation of the business, management reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with U.S. GAAP. Our two segments are Power Supplies and Data Storage. The two segments discussed in this analysis are presented in the way we internally manage and monitor performance for the three months ended March 31, 2018 and 2017. Our allocations of internal resources were made to the two business segments for the three months ended March 31, 2018 and 2017. The types of products and services provided by each segment are summarized below:

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

Storage — The data storage industry is experiencing a tremendous increase in newly generated digital data due to Rich Media Content, Internet of Things, Data Mining and the Cloud. Tape based storage solution providers enable businesses to manage the massive growth of digital data assets in a cost-effective manner. Our tape-based data storage product lines address long-term archive, backup and recovery of electronic data. These products consist of networked libraries that store and move high density tape cartridges and high-speed tape drives that stream data to and from the tape cartridges. These optimized solutions allow the video centric markets such as media and entertainment, oil and gas, surveillance, digital security and medical imaging to achieve targeted data workflows.

QUALSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

Segment revenue, income (loss) before taxes and total assets were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
	(unaudited)	(unaudited)
Revenue
Power Supplies	$1,315	$1,691
Storage:
Product	516	421
Service	1,104	327
Total storage	$1,620	$748
Revenue	$2,935	$2,439

	Three Months Ended March 31,
	2018	2017
	(unaudited)	(unaudited)
Income (loss) before Taxes
Power Supplies	$(56)	$27
Storage	646	31
Income (loss) before taxes	$590	$58

	March 31, 2018	December 31, 2017
	(unaudited)
Total Assets
Power Supplies
Cash and cash equivalents	$662	$721
Accounts receivable, net	698	831
Inventories, net	753	725
Property and equipment, net	59	64
Other assets	45	8
Total power supply assets	2,217	2,349
Storage
Cash and cash equivalents	$4,569	$3,977
Restricted cash	100	100
Accounts receivable, net	1,281	971
Inventories, net	858	839
Prepaid expenses and other current assets	163	163
Property and equipment, net	82	108
Other assets	32	60
Total storage assets	7,085	6,218
Total Assets	$9,302	$8,567

QUALSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

NOTE 11 – RELATED PARTY TRANSACTIONS

Steven N. Bronson is the Company’s CEO and is also the President and CEO and a majority shareholder of Interlink Electronics, Inc. (“Interlink”). Interlink reimburses Qualstar for leased space at the Simi Valley facility and for other administrative expenses paid by or on behalf of the Company. The total amount charged to Interlink for the three months ended March 31, 2018 and 2017 was $4,000 and $2,000, respectively. Interlink owed Qualstar $1,000 and $2,000 at March 31, 2018 and December 31, 2017, respectively.

The Company reimburses Interlink for expenses paid on the Company’s behalf. Interlink occasionally pays travel and other expenses incurred by Qualstar. The Company reimbursed Interlink $57,000 and $6,000 for the three months ended March 31, 2018 and 2017, respectively. Qualstar did not have a balance owed Interlink at March 31, 2018. At December 31, 2017, Qualstar owed Interlink $17,000.

NOTE 12 – SUBSEQUENT EVENTS

None

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in this Quarterly Report on Form 10-Q concerning the future business, operating results and financial condition of the Company including estimates, projections, statements relating to our business plans, objectives and operating results, and the assumptions upon which those statements are based, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements inherently are subject to risks and uncertainties, some of which we cannot predict or quantify. Our actual results may differ materially from the results projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part II, Item 1A of this report and in our Annual Report on Form 10-K for the year ended December 31, 2017 in “Item 1 Business,” “Item 1A Risk Factors,” and in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements are generally identified by the use of forward-looking terminology such as “believes,” “may,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof or variations thereon or similar terminology. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect the occurrence of events or circumstances in the future.

OVERVIEW

Qualstar Corporation and its Subsidiaries (“Qualstar”, the “Company”, “we”, “us” or “our”) manufactures and markets data storage system products and compact, high efficiency power solutions. Our data storage devices include highly scalable automated magnetic tape libraries used to store, retrieve and manage electronic data primarily in the network computing environment. Our data storage devices include models ranging from entry level to enterprise and are a cost-effective solution for organizations requiring backup, recovery and archival storage of critical electronic information. The distribution channels for our data storage devices include resellers, system integrators, and original equipment manufacturers (“OEMs”). In addition, the Company is a leading provider of standard, semi-custom and custom power solutions marketed under the N2Power brand. Our power solution products provide OEM designers increased functionality while reducing thermal loads and cooling requirements and lowering operating costs. Our power solution products are currently sold to OEMs in a wide range of markets, including telecom/networking equipment, audio/visual, industrial, gaming and now medical with our new product offerings.

The Company is focused on expanding sales in both business units in two key areas: adding key customers and expanding its product portfolio. The data storage business is adding more strategic partners that will expand our geographic footprint and increase our reach to additional industries. The power supply business unit is expanding its customer base in specific market verticals, such as the gaming industry. In addition to adding new internally designed and private label products, the power supply business is focusing on providing value add services in establishing itself as an optimized product development manufacturer (OPDM) for current and future new customers.  This will allow N2Power to act as a one-stop shop providing solutions for more complex power assembly units and chassis solutions for their OEM customers.

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

RESULTS OF OPERATIONS - (Unaudited)

The following table is presented in thousands, except for percentages. The percentages in the table are based on net revenues.

	Three Months Ended March 31,
	2018		2017
	$	%	$	%
Power supply revenues	$1,315	44.8%	$1,691	69.3%
Storage revenues	1,620	55.2%	748	30.7%
Net revenues	2,935	100.0%	2,439	100.0%
Cost of goods sold	1,507	51.3%	1,549	63.5%
Gross profit	1,428	48.7%	890	36.5%
Operating expenses:
Engineering	121	4.1%	186	7.6%
Sales and marketing	295	10.1%	247	10.1%
General and administrative	422	14.4%	399	16.4%
Total operating expenses	838	28.6%	832	34.1%
Income from operations	590	20.1%	58	2.4%
Other expense	-	-%	-	-%
Net income	$590	20.1%	$58	2.4%

Comparison of the Three Months Ended March 31, 2018 and 2017 (unaudited)

Change in Net Revenues:

	Three Months Ended March 31,
	2018		2017		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Power supply revenues	$1,315	44.8%	$1,691	69.3%	$(376)	(22.2)%
Storage revenues	1,620	55.2%	748	30.7%	872	116.6%
Net revenues	$2,935	100.0%	$2,439	100.0%	$496	20.3%

The increase in net revenues for the three months ended March 31, 2018 compared to the prior year period is attributable to the segment-specific factors described below.

Segment Revenue

Power Supplies – The decrease in power supply sales in the three months ended March 31, 2018 compared to the prior year period is primarily attributable to the current global electronic component shortage, which creates longer delivery times to fulfill our customer orders and accordingly reduced our revenue for the period. Additionally, key customers that incorporate our power supplies have variable production demands, which caused revenue fluctuations over the reporting period.

Storage – For the three months ended March 31, 2018 compared to the prior year period we experienced revenue growth from the sale of both products and services in our data storage segment. The increase in product revenues is attributed to new reseller relationships focused on media and entertainment, which resellers have a high demand for tape technology. Our service revenue increased compared to the prior year period, primarily due to the product development service revenue received from our recent partnership with Sony Imaging Products & Solutions Inc. for the development of an enterprise class optical disk archive (“ODA”) library and an increase in our technical support revenue.

Gross Profit:

	Three Months Ended March 31,
	2018		2017		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Gross profit	$1,428	48.7%	$890	36.5%	$538	60.4%

The gross profit increase for the three months ended March 31, 2018 compared to the prior year period is primarily attributed to the increased service revenue offset with a reduction in power supply sales.

Operating Expenses:

	Three Months Ended March 31,
	2018		2017		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Engineering	$121	4.1%	$186	7.6%	$(65)	(34.9)%
Sales and marketing	$295	10.1%	$247	10.1%	$48	19.4%
General and administrative	$422	14.4%	$399	16.4%	$23	5.8%

Engineering

Engineering expenses decreased in the three months ended March 31, 2018 from the prior year period as a result of a reduction in payroll and related expenses, and lower engineering materials and facilities costs.

Sales and Marketing

Sales and marketing expenses increased during the three months ended March 31, 2018 from the prior year period, primarily as a result of increased salaries and commission expenses.

General and Administrative

General and administrative costs increased during the three months ended March 31, 2018 from the prior year period. General and administrative costs increased primarily due to an increase in salaries, travel expenses, and consulting services, offset by a reduction in audit and legal fees.

Provision for Income Taxes:  We did not record a provision or benefit for income taxes for each of the three months ended March 31, 2018 and 2017, due to our prior year operating losses. There were no changes to the valuation allowance during the three months ended March 31, 2018.

CONTRACTUAL OBLIGATIONS

The disclosures relating to our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2017 has not materially changed since the report was filed.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report on Form 10-Q, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Our principal source of liquidity is cash generated from operations. Net cash provided by operating activities was $499,000 for the three months ended March 31, 2018 compared to the net cash provided by operating activities of $51,000 for the three months ended March 31, 2017.

The cash provided by operating activities for the three months ended March 31, 2018 of $499,000 consisted of the operating income for the period of $590,000 and non-cash adjustments of $117,000, offset by changes in operating assets and liabilities of $208,000.

Investing Activities

Cash provided by investing activities was $34,000 for the three months ended March 31, 2018 relating to the exercise of stock options. For the three months ended March 31, 2017, cash used in investing activities was $2,000 for additional software upgrades.

Financing Activities

Cash was not provided by or used in financing activities during either the three months ended March 31, 2018 or 2017.

As of March 31, 2018, cash, restricted cash and cash equivalents increased $533,000 to $5,331,000 from $4,798,000 at December 31, 2017.

The Company’s efforts to control costs in prior periods are reflected in the positive cash flow in this quarter.

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

ITEM 1A.   Risk Factors

There have been no significant changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

QUALSTAR CORPORATION

Dated: May 8, 2018	By:	/s/STEVEN N. BRONSON
Steven. N. Bronson
Chief Executive Officer and President
(Principal Executive Officer)