Form 10-Q
period 2018-06-30
QUALSTAR CORP
filed 2018-08-08
CIK 758938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and emerging growth company in Rule 12b-2 of the Exchange Act.

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

At August 1, 2018 the issuer had 2,048,118 shares of common stock, no par value, issued and outstanding.

QUALSTAR CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	●	Condensed Consolidated Balance Sheets — June 30, 2018 (unaudited) and December 31, 2017	1

	●	Unaudited Condensed Consolidated Statements of Operations — Three and six months ended June 30, 2018 and 2017	2

	●	Unaudited Condensed Consolidated Statements of Cash Flows — Six months ended June 30, 2018 and 2017	3

	●	Notes to unaudited Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		15

Item 3.	Qualitative and Quantitative Disclosures About Market Risk		20

Item 4.	Controls and Procedures		20

PART I — FINANCIAL INFORMATION

ITEM 1.   Financial Statements

QUALSTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,547	$4,698
Restricted cash	100	100
Accounts receivables, net	1,948	1,802
Inventories, net	1,679	1,564
Prepaid expenses and other current assets	124	163
Total current assets	9,398	8,327
Non-current assets:
Property and equipment, net	129	172
Other assets	120	68
Total assets	$9,647	$8,567

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,056	$1,065
Accrued payroll and related liabilities	300	173
Deferred service revenue, short-term	712	834
Other accrued liabilities	464	454
Total current liabilities	2,532	2,526
Long-term liabilities:
Other long-term liabilities	39	52
Deferred service revenue	77	93
Total long-term liabilities	116	145
Total liabilities	2,648	2,671

Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued	-	-
Common stock, no par value; 50,000,000 shares authorized, shares issued and outstanding 2,048,118 at June 30, 2018 and 2,042,019 shares at December 31, 2017	19,519	19,480
Accumulated deficit	(12,520)	(13,584)
Total shareholders’ equity	6,999	5,896
Total liabilities and shareholders’ equity	$9,647	$8,567

See notes to condensed consolidated financial statements.

QUALSTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

  (In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenues	$3,231	$2,267	$6,166	$4,706
Cost of goods sold	1,809	1,370	3,316	2,919
Gross profit	1,422	897	2,850	1,787
Operating expenses:
Engineering	128	110	249	296
Sales and marketing	354	279	649	526
General and administrative	466	449	888	848
Total operating expenses	948	838	1,786	1,670
Income from operations	474	59	1,064	117
Other expenses	-	-	-	-
Income before income taxes	474	59	1,064	117
Provision for income taxes	-	-	-	-
Net income	$474	$59	$1,064	$117
Earnings per share:
Basic	$0.23	$0.03	$0.52	$0.06
Diluted	$0.23	$0.03	$0.51	$0.06
Shares used in per share calculation:
Basic	2,048	2,042	2,048	2,042
Diluted	2,094	2,042	2,098	2,042

See notes to condensed consolidated financial statements.

QUALSTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$1,064	$117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52	83
Loss on disposal of assets	-	5
Provision for recovery of bad debts and returns, net	(4)	(12)
Provision for inventory obsolescence	133	132
Changes in operating assets and liabilities:
Accounts receivable	(142)	225
Inventories	(248)	118
Prepaid expenses and other current assets	(12)	73
Accounts payable	(9)	(55)
Accrued payroll and related liabilities	127	64
Deferred service revenue	(138)	58
Other accrued liabilities	(3)	(40)
Total adjustments	(244)	651
Net cash provided by operating activities	820	768

Cash flows from investing activities:
Purchases of equipment	(10)	(2)
Net cash used in investing activities	(10)	(2)

Cash flows from financing activities:
Proceeds from the exercise of stock options	39	-
Net cash provided by financing activities	39	-
Net increase in cash, restricted cash and cash equivalents	849	766
Cash, restricted cash and cash equivalents at beginning of period	4,798	3,791
Cash, restricted cash and cash equivalents at end of period	$5,647	$4,557
Supplemental cash flow disclosures:
Income taxes paid	$24	$3

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

On June 5, 2017, a wholly-owned subsidiary of Qualstar Corporation, N2Power, Inc., was created to operate the Company’s internal business unit known as N2Power. The N2Power business unit is reflected in the Company’s SEC filings under the power supplies business segment. Following the establishment of N2Power, Inc., all assets (and liabilities) associated with the N2Power business were assigned to the newly created entity.

On July 4, 2018, a wholly-owned subsidiary of Qualstar Corporation, Qualstar Limited, was created to operate the Company’s data storage business in Europe and Africa.

The Company's significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 16, 2018 (the “Annual Report”). There were no material changes to the significant accounting policies during the six months ended June 30, 2018, apart from the Company's accounting policy related to revenue recognition, as discussed below.

Effective January 1, 2018, the Company adopted Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606" or the "New Revenue Standard"), the new standard on revenue from contracts with customers, which codified Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). As a result, the Company changed its accounting policy for revenue recognition to ensure compliance with ASC 606 as described below.

Principles of Consolidation

The condensed consolidated financial statements include our accounts and the accounts of each of our wholly owned subsidiaries that were in existence during the periods presented: Qualstar Corporation Singapore Private Limited and N2Power, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in the Company’s Annual Report.

QUALSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

Revenue Recognition

Effective January 1, 2018, we adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606), and we determined that the new guidance had no material impact to the revenue recognized prior to January 1, 2018 and, had no impact on retained earnings as of January 1, 2018. Accordingly, the adoption of ASC 606 had no impact on the Company’s financial position, results of operations or liquidity. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases and financial instruments.  Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services.  To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. The five-step model is applied to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services transferred to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize revenue in the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Furthermore, we recognize revenue when there is persuasive evidence that an arrangement exists, title and risk of loss have passed, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured.  Title and risk of loss generally pass to our customers upon shipment.  In limited circumstances where either title or risk of loss pass upon destination or acceptance or when collection is not reasonably assured, we defer revenue recognition until such events occur. We derive revenues from two primary sources: products and services. Product revenue includes the shipment of product according to the agreement with our customers for data storage products and power supplies. Services include customer support (technical support), installations, consulting, and design services. A contract may include both product and services. Rarely, contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices are typically estimated based on observable transactions when these services are sold on a standalone basis.

We provide product warranties with varying lengths of time and terms. The product warranties are considered to be assurance-type in nature and do not cover anything beyond ensuring that the product is functioning as intended. Based on the guidance in ASC 606, assurance-type warranties do not represent separate performance obligations. We also sell separately-priced maintenance service contracts which qualify as service-type warranties and represent separate performance obligations. We have historically experienced a low rate of product returns under the warranty program.

A variety of technical services can be contracted by our customers for a designated period of time. The service contracts allow customers to call Qualstar for technical support, replace defective parts and to have onsite service provided by Qualstar’s third party contract service provider. We record revenue for contract services at the amount of the service contract, but such amount is deferred at the beginning of the service term and amortized ratably over the life of the contract.

Our professional services include consulting, engineer and design services. Because control transfers over time, revenue is recognized based on progress toward completion of the performance obligation. The method to measure progress toward completion requires judgment and is based on the nature of the products or services to be provided. The Company generally uses the input method to measure progress for its contracts because it best depicts the transfer of assets to the customer, which occurs as the Company incurs costs for the contracts. Under the cost-to-cost measure of progress, the progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenue is recorded proportionally as costs are incurred. Costs to fulfill these obligations include labor and subcontractor costs.

 QUALSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

Deferred service revenue is shown separately in the condensed consolidated balance sheets as current and long term.  At June 30, 2018 we had deferred service revenue of approximately $789,000.  At December 31, 2017, we had deferred service revenue of approximately $927,000.

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

Fair Value of Financial Instruments

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

QUALSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting guidance not yet adopted

In July 2018, the FASB issued ASU 2018-10 and 2018-11 to provide additional guidance related to accounting for leases, such as the application of an implicit rate, lessee reassessment of lease classification and certain transition adjustments. This standard is effective for fiscal years beginning after December 15, 2018. We are evaluating the impact of ASU 2018-10 and 2018-11 may have on our condensed consolidated financial statements.

In July 2018, the FASB issued ASU 2018-09, “Codification Improvements”. This ASU makes changes to a variety of topics to provide clarification and correction of errors to the Accounting Standards Codification. The majority of the amendments in ASU 2018-09 are effective for the Company after December 15, 2018. We are evaluating the impact ASU 2018-09 may have on our condensed consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07 as a simplification for the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation-Stock Compensation. This standard is effective for fiscal years beginning after December 15, 2018. We are evaluating the impact ASU 2018-07 may have on our condensed consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. For related party leases, the basis will be the legally enforceable terms and conditions of the arrangement. The FASB has also issued ASU 2018-10 to narrow aspects of the guidance in 2016-02, with the same effective date. This standard is effective for fiscal years beginning after December 15, 2018. We are evaluating the impact ASU 2016-02 may have on our condensed consolidated financial statements.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Revenue – geographic activity (in thousands):	(unaudited)		(unaudited)		(unaudited)		(unaudited)
	$	%	$	%	$	%	$	%
North America	$1,783	55.2%	$1,279	56.4%	$3,358	54.5%	$2,822	60.0%
Europe	570	17.7%	622	27.5%	882	14.3%	1,092	23.2%
Asia Pacific	864	26.7%	313	13.8%	1,887	30.6%	717	15.2%
Other	14	0.4%	53	2.3%	39	0.6%	75	1.6%
	$3,231	100.0%	$2,267	100.0%	$6,166	100.0%	$4,706	100.0%

 QUALSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

Two customers accounted for 14.2% and 12.5% of the Company’s net revenue for the three-month period ended June 30, 2018.  At June 30, 2018, the two customers were 25.1% of the accounts receivable balance. No customer accounted for more than 10.0% of the Company’s net revenue for the three-month period ended June 30, 2017. At December 31, 2017, the same two customers represented 20.6% of the total accounts receivable balance.

One customers accounted for 18.7% of the Company’s net revenue for the six-month period ended June 30, 2018.  A different customer accounted for 15.0% of the Company’s net revenue for the six-month period ended June 30, 2017.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
In thousands (except per share amounts):
Net income (a)	$474	$59	$1,064	$117
Weighted average outstanding shares of cosmmon stock (b)	2,048	2,042	2,048	2,042
Dilutive potential common shares from employee stock options	46	—	50	—
Common stock and common stock equivalents (c)	2,094	2,042	2,098	2,042
Income per share:
Basic net income per share (a)/(b)	$0.23	$0.03	$0.52	$0. 06
Diluted net income per share (a)/(c)	$0.23	$0.03	$0.51	$0.06

For the three and six months ended June 30, 2018 and 2017, 1,333 and 23,333 outstanding stock options, respectively, were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive.

NOTE 5 - BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet accounts (in thousands):

Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value. Inventories are comprised as follows (in thousands):

	June 30, 2018	December 31, 2017
	(unaudited)
Raw materials	$33	$55
Finished goods	1,646	1,509
Net inventory balance	$1,679	$1,564

 QUALSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

Property and equipment, net

The components of property and equipment are as follows (in thousands):

	June 30, 2018	December 31, 2017
	(unaudited)
Leasehold improvements	$114	$114
Furniture and fixtures	278	268
Machinery and equipment	836	842
	1,229	1,224
Less accumulated depreciation and amortization	(1,099)	(1,052)
Property and equipment, net	$129	$172

Depreciation and amortization expense for the three months ended June 30, 2018 and 2017 was $22,000 and $40,000 (unaudited), respectively, and for the six months ended June 30, 2018 and 2017 was $52,000 and $83,000 (unaudited), respectively.

Other Accrued Liabilities

The components of other liabilities are as follows (in thousands):

	June 30, 2018	December 31, 2017
	(unaudited)
Accrued warranty	$361	$322
Accrued outside commissions	70	69
Deferred rent	26	29
Other accrued liabilities	7	34
Total other accrued liabilities	$464	$454

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

 QUALSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

Activity in the liability for product warranty, which is included in other accrued liabilities in the condensed consolidated balance sheets for the periods presented, is as follows (in thousands):

	Six months Ended June 30, 2018	Year Ended December 31, 2017
	(unaudited)
Beginning balance	$322	$236
Cost of warranty claims	(9)	(37)
Accruals for product warranties	48	123
Ending balance	$361	$322

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

Effective April 1, 2016, a two-year lease was signed for 1,359 square feet for $2,500 per month in Singapore, which has been renewed until June 30, 2019.

The Company provides for rent expense on a straight-line basis over the lease terms.

Future minimum lease payments under these leases are as follows, in thousands, (unaudited):

Years Ending December 31,	Minimum Lease Payment	Sublease Revenue	Net Minimum Lease Payment
Remainder of 2018	$145	(72)	$73
2019	274	(147)	127
2020	147	(12)	135
2021	23	-	23
Total Commitment	$589	$(231)	$358

Net rent expense for the three months ended June 30, 2018 and 2017 was $38,000 and $35,000, respectively and for the six months ended June 30, 2018 and 2017 was $77,000 and $71,000, respectively.

 QUALSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

NOTE 8 –STOCK INCENTIVE PLANS AND SHARE-BASED COMPENSATION

Share-Based Compensation

The Company did not incur an expense for share-based compensation associated with outstanding stock options for the six months ended June 30, 2018 and 2017. No income tax benefit was recognized in the condensed consolidated statements of operations for share-based arrangements in any period presented. At June 30, 2018, the Company did not have any unrecognized compensation costs related to share-based compensation.

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

The following table summarizes stock option activity:

Options	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	188,033	$7.38	8.63	—
Granted	—	—	—	—
Exercised	(5,500)	7.08	—	—
Forfeited, canceled or expired	(4,533)	15.23	—	—
Outstanding at June 30, 2018	178,000	7.19	8.26	—

Exercisable at June 30, 2018	178,000	$7.19	8.26	$—

 QUALSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

NOTE 9 – INCOME TAXES

We did not record a provision or benefit for income taxes for the six months ended June 30, 2018 and 2017, due to our prior year operating losses.   The Company has recorded a full valuation allowance against its net deferred tax assets based on the Company’s assessment regarding the realizable nature of these net deferred tax assets in future periods.

NOTE 10 – SEGMENT INFORMATION

In its operation of the business, management reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with U.S. GAAP. Our two segments are Power Supplies and Data Storage. The two segments discussed in this analysis are presented in the way we internally manage and monitor performance for the three and six months ended June 30, 2018 and 2017. Our allocations of internal resources were made to the two business segments for the three and six months ended June 30, 2018 and 2017. The types of products and services provided by each segment are summarized below:

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

Segment revenue, income before taxes and total assets were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue
Power Supplies	$1,671	$1,422	$2,986	$3,113
Storage:
Product	668	446	1,184	867
Service	892	399	1,996	726
Total storage	$1,560	$845	$3,180	$1,593
Revenue	$3,231	$2,267	$6,166	$4,706

 QUALSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income before Taxes
Power Supplies	$73	$13	$17	$40
Storage	401	46	1,047	77
Income before taxes	$474	$59	$1,064	$117

	June 30, 2018	December 31, 2017
	(unaudited)
Total Assets
Power Supplies
Cash and cash equivalents	$367	$721
Accounts receivable, net	1,295	831
Inventories, net	882	725
Property and equipment, net	54	64
Other assets	10	8
Total power supply assets	2,608	2,349
Storage
Cash and cash equivalents	$5,180	$3,977
Restricted cash	100	100
Accounts receivable, net	653	971
Inventories, net	797	839
Prepaid expenses and other current assets	114	163
Property and equipment, net	75	108
Other assets	120	60
Total storage assets	7,039	6,218
Total Assets	$9,647	$8,567

NOTE 11 – RELATED PARTY TRANSACTIONS

Steven N. Bronson is the Company’s CEO and is also the President and CEO and a majority shareholder of Interlink Electronics, Inc. (“Interlink”). Interlink reimburses Qualstar for leased space at the Simi Valley facility and for other administrative expenses paid by or on behalf of the Company. The total amount charged to Interlink for the three months ended June 30, 2018 and 2017 was $4,000 and $3,000, respectively, and $8,000 and $5,000 for the six months ended June 30, 2018 and 2017, respectively. Interlink owed Qualstar $2,000 and $2,000 at June 30, 2018 and December 31, 2017, respectively.

The Company reimburses Interlink for expenses paid on the Company’s behalf. Interlink occasionally pays travel and other expenses incurred by Qualstar. The Company reimbursed Interlink $74,000 and $1,000 for the three months ended June 30, 2018 and 2017, respectively, and $130,000 and $8,000 for the six months ended June 30, 2018 and 2017, respectively. Qualstar owed Interlink $7,000 at June 30, 2018. At December 31, 2017, Qualstar owed Interlink $17,000.

 QUALSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

NOTE 12 – SUBSEQUENT EVENTS

Effective July 4, 2018, the Company formed a wholly-owned subsidiary Qualstar Limited in the United Kingdom to operate the Company’s data storage business in Europe and Africa.

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

To facilitate the Company’s international expansion, on July 4, 2018, a wholly-owned subsidiary of Qualstar Corporation, Qualstar Limited, was created to operate the Company’s data storage business in Europe and Africa. In conjunction with the entity’s formation, Qualstar Limited has hired a seasoned sales team member in the data storage industry to support and increase the Company’s sales activity in that region.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We describe our significant accounting policies in Note 1, “Summary of Significant Accounting Policies” of the accompanying Notes to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS - (Unaudited)

The following table is presented in thousands, except for percentages. The percentages in the table are based on net revenues.

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	$	%	$	%	$	%	$	%
Power supply revenues	$1,671	51.7%	$1,422	62.7%	$2,986	48.4%	$3,113	66.1%
Storage revenues	1,560	48.3%	845	37.3%	3,180	51.6%	1,593	33.9%
Net revenues	3,231	100.0%	2,267	100.0%	6,166	100.0%	4,706	100.0%
Cost of goods sold	1,809	56.0%	1,370	60.4%	3,316	53.8%	2,919	62.0%
Gross profit	1,422	44.0%	897	39.6%	2,850	46.2%	1,787	38.0%
Operating expenses:
Engineering	128	4.0%	110	4.9%	249	4.0%	296	6.3%
Sales and marketing	354	11.0%	279	12.3%	649	10.5%	526	11.2%
General and administrative	466	14.4%	449	19.8%	888	14.4%	848	18.0%
Total operating expenses	948	29.3%	838	37.0%	1,786	29.0%	1,670	35.5%
Income from operations	474	14.7%	59	2.6%	1,064	17.3%	117	2.5%
Other expense	-	-%	-	-%	-	-%	-	-%
Net income	$474	14.7%	$59	2.6%	$1,064	17.3%	$117	2.5%

Comparison of the Three Months Ended June 30, 2018 and 2017 (unaudited)

Change in Net Revenues:

	Three months Ended June 30,
	2018		2017		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Power supply revenues	$1,671	51.7%	$1,422	62.7%	$249	17.5%
Storage revenues	1,560	48.3%	845	37.3%	715	84.6%
Net revenues	$3,231	100.0%	$2,267	100.0%	$964	42.5%

The increase in net revenues for the three months ended June 30, 2018 compared to the prior year period is attributable to the segment-specific factors described below.

Segment Revenue

Power Supplies – The increase in power supply sales in the three months ended June 30, 2018 compared to the prior year period is primarily attributable to the increased orders from existing customers.

Storage – For the three months ended June 30, 2018 compared to the prior year period we experienced revenue growth from the sale of both products and services in our data storage segment. The increase in product revenues is attributed to new reseller relationships focused on media and entertainment, which resellers have a high demand for tape technology. Our service revenue increased compared to the prior year period, primarily due to the product development service revenue received from our recent partnership with Sony Imaging Products & Solutions Inc. for the development of an enterprise class optical disk archive (“ODA”) library and an increase in our technical support revenue.

Gross Profit:

	Three months Ended June 30,
	2018		2017		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Gross profit	$1,422	44.0%	$897	39.6%	$525	58.5%

The gross profit increase for the three months ended June 30, 2018 compared to the prior year period is primarily attributed to the increased revenue in both business units with overhead costs remaining relatively flat.

Operating Expenses:

	Three months Ended June 30,
	2018		2017		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Engineering	$128	4.0%	$110	4.9%	$18	16.4%
Sales and marketing	$354	11.0%	$279	12.3%	$75	26.9%
General and administrative	$466	14.4%	$449	19.8%	$17	3.8%

Engineering

Engineering expenses increased in the three months ended June 30, 2018 from the prior year period as a result of increased salaries and the purchase of additional engineering materials.

Sales and Marketing

Sales and marketing expenses increased during the three months ended June 30, 2018 from the prior year period, primarily as a result of increased salaries and commission expenses.

General and Administrative

General and administrative costs increased during the three months ended June 30, 2018 from the prior year period. General and administrative costs increased primarily due to an increase in salaries, travel expenses, and consulting services, offset by a reduction in audit and legal fees.

Provision for Income Taxes:  We did not record a provision or benefit for income taxes for each of the three and six months ended June 30, 2018 and 2017, due to our prior year operating losses. There were no changes to the valuation allowance during the six months ended June 30, 2018.

Comparison of the Six Months Ended June 30, 2018 and 2017 (unaudited)

Change in Net Revenues:

	Six months Ended June 30,
	2018		2017		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Power supply revenues	$2,986	48.4%	$3,113	66.1%	$(127)	(4.1)%
Storage revenues	3,180	51.6%	1,593	33.9%	1,587	99.6%
Net revenues	$6,166	100.0%	$4,706	100.0%	$1,460	31.0%

The increase in net revenues for the six months ended June 30, 2018 compared to the prior year period is attributable to the segment-specific factors described below.

Segment Revenue

Power Supplies – The decrease in power supply sales in the six months ended June 30, 2018 compared to the prior year period is primarily attributable to the current global electronic component shortage, which creates longer delivery times to fulfill our customer orders and accordingly reduced our revenue for the period. Additionally, key customers that incorporate our power supplies have variable production demands, which caused revenue fluctuations over the reporting period.

Storage – For the six months ended June 30, 2018 compared to the prior year period we experienced revenue growth from the sale of both products and services in our data storage segment. The increase in product revenues is attributed to new reseller relationships focused on media and entertainment, which resellers have a high demand for tape technology. Our service revenue increased compared to the prior year period, primarily due to the product development service revenue received from our recent partnership with Sony Imaging Products & Solutions Inc. for the development of an enterprise class optical disk archive (“ODA”) library and an increase in our technical support revenue.

Gross Profit:

	Six months Ended June 30,
	2018		2017		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Gross profit	$2,850	46.2%	$1,787	38.0%	$1,063	59.5%

The gross profit increase for the six months ended June 30, 2018 compared to the prior year period is primarily attributed to the increased data storage revenue offset with a reduction in power supply sales with overhead costs remaining relatively consistent.

Operating Expenses:

	Six months Ended June 30,
	2018		2017		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Engineering	$249	4.0%	$296	6.3%	$(47)	(15.9)%
Sales and marketing	$649	10.5%	$526	11.2%	$123	23.4%
General and administrative	$888	14.4%	$848	18.0%	$40	4.7%

Engineering

Engineering expenses decreased in the six months ended June 30, 2018 from the prior year period as a result of a reduction in payroll and related expenses with lower headcount, and lower costs related to compliance testing.

Sales and Marketing

Sales and marketing expenses increased during the six months ended June 30, 2018 from the prior year period, primarily as a result of increased payroll and related expense, marketing consulting costs and commission expenses.

General and Administrative

General and administrative costs increased during the six months ended June 30, 2018 from the prior year period. General and administrative costs increased primarily due to an increase in salaries, travel expenses, and consulting services, offset by a reduction in audit and legal fees.

Provision for Income Taxes:  We did not record a provision or benefit for income taxes for each of the six months ended June 30, 2018 and 2017, due to our prior year operating losses. There were no changes to the valuation allowance during the six months ended June 30, 2018.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Our principal source of liquidity is cash generated from operations. Net cash provided by operating activities was $820,000 for the six months ended June 30, 2018 compared to the net cash provided by operating activities of $768,000 for the six months ended June 30, 2017.

The cash provided by operating activities for the six months ended June 30, 2018 of $820,000 consisted of the operating income for the period of $1,064,000 and non-cash adjustments of $181,000, offset by changes in operating assets and liabilities of $425,000.

Investing Activities

Cash used by investing activities was $10,000 for the six months ended June 30, 2018 relating to the purchase of equipment. For the six months ended June 30, 2017, cash used in investing activities was $2,000.

Financing Activities

Cash provided by financing activities was $39,000 from the exercise of stock options during either the six months ended June 30, 2018. Cash was not provided by or used in financing activities during the six months ended June 30, 2017.

As of June 30, 2018, cash, restricted cash and cash equivalents increased $849,000 to $5,647,000 from $4,798,000 at December 31, 2017.

The Company’s efforts to control costs and increase revenues in prior periods are reflected in the positive cash flow in this quarter.

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

QUALSTAR CORPORATION

Dated: August 8, 2018	By:	/s/STEVEN N. BRONSON
Steven. N. Bronson
Chief Executive Officer and President
(Principal Executive Officer)