Form 10-Q
period 2018-09-30
QUALSTAR CORP
filed 2018-11-08
CIK 758938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
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

At November 1, 2018 the issuer had 2,048,118 shares of common stock, no par value, issued and outstanding.

QUALSTAR CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	●	Condensed Consolidated Balance Sheets — September 30, 2018 (unaudited) and December 31, 2017	1

	●	Unaudited Condensed Consolidated Statements of Operations — Three and nine months ended September 30, 2018 and 2017	2

	●	Unaudited Condensed Consolidated Statements of Cash Flows — Nine months ended September 30, 2018 and 2017	3

	●	Notes to unaudited Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		14

Item 3.	Qualitative and Quantitative Disclosures About Market Risk		19

Item 4.	Controls and Procedures		19

PART I — FINANCIAL INFORMATION

ITEM 1.   Financial Statements

QUALSTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,831	$4,698
Restricted cash	100	100
Accounts receivables, net	2,046	1,802
Inventories, net	2,718	1,564
Prepaid expenses and other current assets	188	163
Total current assets	9,883	8,327
Non-current assets:
Property and equipment, net	120	172
Other assets	119	68
Total assets	$10,122	$8,567

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,082	$1,065
Accrued payroll and related liabilities	326	173
Deferred service revenue, short-term	710	834
Other accrued liabilities	453	454
Total current liabilities	2,571	2,526
Long-term liabilities:
Other long-term liabilities	39	52
Deferred service revenue	108	93
Total long-term liabilities	147	145
Total liabilities	2,718	2,671

Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued	-	-
Common stock, no par value; 50,000,000 shares authorized, shares issued and outstanding 2,048,118 at September 30, 2018 and 2,042,019 shares at December 31, 2017	19,519	19,480
Accumulated deficit	(12,115)	(13,584)
Total shareholders’ equity	7,404	5,896
Total liabilities and shareholders’ equity	$10,122	$8,567

See notes to condensed consolidated financial statements.

QUALSTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

  (In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenues	$3,154	$2,755	$9,320	$7,461
Cost of goods sold	1,901	1,697	5,217	4,616
Gross profit	1,253	1,058	4,103	2,845
Operating expenses:
Engineering	123	131	372	427
Sales and marketing	351	360	1,000	886
General and administrative	374	715	1,262	1,563
Total operating expenses	848	1,206	2,634	2,876
Income (loss) from operations	405	(148)	1,469	(31)
Other expenses	-	-	-	-
Income (loss) before income taxes	405	(148)	1,469	(31)
Provision for income taxes	-	-	-	-
Net income (loss)	$405	$(148)	$1,469	$(31)
Earnings (loss) per share:
Basic	$0.20	$(0.07)	$0.72	$(0.02)
Diluted	$0.20	$(0.07)	$0.70	$(0.02)
Shares used in per share calculation:
Basic	2,048	2,042	2,048	2,042
Diluted	2,065	2,042	2,088	2,042

See notes to condensed consolidated financial statements.

QUALSTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

(In thousands)

	Nine months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$1,469	$(31)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	69	119
Loss on disposal of assets	-	5
Provision for recovery of bad debts and returns, net	1	(7)
Provision for inventory obsolescence	227	233
Share based compensation	-	413
Changes in operating assets and liabilities:
Accounts receivable	(245)	137
Inventories	(1,381)	45
Prepaid expenses and other current assets	(75)	2
Accounts payable	17	14
Accrued payroll and related liabilities	153	(16)
Deferred service revenue	(109)	60
Other accrued liabilities	(14)	8
Total adjustments	(1,357)	1,013
Net cash provided by operating activities	112	982

Cash flows from investing activities:
Purchases of equipment	(18)	(10)
Net cash used in investing activities	(18)	(10)

Cash flows from financing activities:
Proceeds from the exercise of stock options	39	-
Net cash provided by financing activities	39	-
Net increase in cash, restricted cash and cash equivalents	133	972
Cash, restricted cash and cash equivalents at beginning of period	4,798	3,791
Cash, restricted cash and cash equivalents at end of period	$4,931	$4,763
Supplemental cash flow disclosures:
Income taxes paid	$32	$3

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

On September 5, 2018, a wholly-owned subsidiary of Qualstar Corporation, Q-Smart Data Private Limited, was created to operate the Company’s data storage business in Asia.

The Company's significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 16, 2018 (the “Annual Report”). There were no material changes to the significant accounting policies during the nine months ended September 30, 2018, apart from the Company's accounting policy related to revenue recognition, as discussed below.

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

Principles of Consolidation

The condensed consolidated financial statements include our accounts and the accounts of each of our wholly owned subsidiaries that were in existence during the periods presented: Qualstar Corporation Singapore Private Limited, N2Power, Inc., Qualstar Limited and Q-Smart Data Private Limited. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

 QUALSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

Deferred service revenue is shown separately in the condensed consolidated balance sheets as current and long term.  At September 30, 2018 we had deferred service revenue of approximately $818,000.  At December 31, 2017, we had deferred service revenue of approximately $927,000.

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

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, which include cash equivalents, accounts receivable, accounts payable, related party, and other long-term liabilities, approximate their fair values.

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

	Three Months Ended September 30,				Nine months Ended September 30,
	2018		2017		2018		2017
Revenue – geographic activity (in thousands):	(unaudited)		(unaudited)		(unaudited)		(unaudited)
	$	%	$	%	$	%	$	%
North America	$1,723	54.6%	$1,962	71.2%	$5,082	54.5%	$4,785	64.1%
Europe	545	17.3%	356	12.9%	1,427	15.3%	1,447	19.4%
Asia Pacific	883	28.0%	396	14.4%	2,769	29.7%	1,113	14.9%
Other	3	0.1%	41	1.5%	42	0.5%	116	1.6%
	$3,154	100.0%	$2,755	100.0%	$9,320	100.0%	$7,461	100.0%

 QUALSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

Three customers accounted for 12.1%, 11.1% and 10.7% of the Company’s net revenue for the three-month period ended September 30, 2018.  At September 30, 2018, the same three customers were 60.0% of the accounts receivable balance. One customer accounted for 14.6% of the Company’s net revenue for the three-month period ended September 30, 2017. At December 31, 2017, two of the customers from September 30, 2018 represented 31.1% of the total accounts receivable balance.

One customer accounted for 12.3% of the Company’s net revenue for the nine-month period ended September 30, 2018.  A different customer accounted for 15.0% of the Company’s net revenue for the nine-month period ended September 30, 2017.

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

	Three Months Ended September 30,		Nine months Ended September 30,
	2018	2017	2018	2017
In thousands (except per share amounts):
Net income (loss) (a)	$405	$(148)	$1,469	$(31)
Weighted average outstanding shares of common stock (b)	2,048	2,042	2,048	2,042
Dilutive potential common shares from employee stock options	17	—	40	—
Common stock and common stock equivalents (c)	2,065	2,042	2,088	2,042
Income per share:
Basic net income (loss) per share (a)/(b)	$0.20	$(0.07)	$0.72	$(0.02)
Diluted net income (loss) per share (a)/(c)	$0.20	$(0.07)	$0.70	$(0.02)

For the three and nine months ended September 30, 2018, 1,333 and 188,633 outstanding stock options were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive.

NOTE 5 - BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet accounts (in thousands):

Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value. Inventories are comprised as follows (in thousands):

	September 30, 2018	December 31, 2017
	(unaudited)
Raw materials	$174	$55
Finished goods	2,544	1,509
Net inventory balance	$2,718	$1,564

 QUALSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

Property and equipment, net

The components of property and equipment are as follows (in thousands):

	September 30, 2018	December 31, 2017
	(unaudited)
Leasehold improvements	$114	$114
Furniture and fixtures	286	268
Machinery and equipment	836	842
	1,236	1,224
Less accumulated depreciation and amortization	(1,116)	(1,052)
Property and equipment, net	$120	$172

Depreciation and amortization expense for the three months ended September 30, 2018 and 2017 was $17,000 and $36,000 (unaudited), respectively, and for the nine months ended September 30, 2018 and 2017 was $69,000 and $119,000 (unaudited), respectively.

Other Accrued Liabilities

The components of other liabilities are as follows (in thousands):

	September 30, 2018	December 31, 2017
	(unaudited)
Accrued warranty	$372	$322
Accrued outside commissions	48	69
Deferred rent	24	29
Other accrued liabilities	9	34
Total other accrued liabilities	$453	$454

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

 QUALSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

Activity in the liability for product warranty, which is included in other accrued liabilities in the condensed consolidated balance sheets for the periods presented, is as follows (in thousands):

	Nine months Ended September 30, 2018	Year Ended December 31, 2017
	(unaudited)
Beginning balance	$322	$236
Cost of warranty claims	(13)	(37)
Accruals for product warranties	63	123
Ending balance	$372	$322

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

The Company provides for rent expense on a straight-line basis over the lease terms.

Future minimum lease payments under these leases are as follows, in thousands, (unaudited):

Years Ending December 31,	Minimum Lease Payment	Sublease Revenue	Net Minimum Lease Payment
Remainder of 2018	$73	(36)	$37
2019	274	(147)	127
2020	147	(12)	135
2021	23	-	23
Total Commitment	$517	$(195)	$322

Net rent expense for the three months ended September 30, 2018 and 2017 was $37,000 and $36,000, respectively and for the nine months ended September 30, 2018 and 2017 was $113,000 and $107,000, respectively.

 QUALSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

NOTE 8 –STOCK INCENTIVE PLANS AND SHARE-BASED COMPENSATION

Share-Based Compensation

The Company did not incur an expense for share-based compensation associated with outstanding stock options for the nine months ended September 30, 2018 and 2017. No income tax benefit was recognized in the condensed consolidated statements of operations for share-based arrangements in any period presented. At September 30, 2018, the Company did not have any unrecognized compensation costs related to share-based compensation.

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

With respect to options, the fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses various assumptions, such as volatility, expected term and risk-free interest rate. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination in determining forfeiture rates. The expected term of options granted is estimated based on the vesting term of the award, historical employee exercise behavior, expected volatility of the Company’s stock and an employee’s average length of service. The risk-free interest rate used in this model correlates to a U.S. constant rate Treasury security with a contractual life that approximates the expected term of the option award.

The following table summarizes stock option activity:

Options	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	188,033	$7.38	8.63	—
Granted	—	—	—	—
Exercised	(5,500)	7.08	—	—
Forfeited, canceled or expired	(4,533)	15.23	—	—
Outstanding at September 30, 2018	178,000	7.19	8.01	—

Exercisable at September 30, 2018	178,000	$7.19	8.01	$—

 QUALSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

NOTE 9 – INCOME TAXES

We did not record a provision or benefit for income taxes for the nine months ended September 30, 2018 and 2017, due to our prior year operating losses.   The Company has recorded a full valuation allowance against its net deferred tax assets based on the Company’s assessment regarding the realizable nature of these net deferred tax assets in future periods.

NOTE 10 – SEGMENT INFORMATION

In its operation of the business, management reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with U.S. GAAP. Our two segments are Power Supplies and Data Storage. The two segments discussed in this analysis are presented in the way we internally manage and monitor performance for the three and nine months ended September 30, 2018 and 2017. Our allocations of internal resources were made to the two business segments for the three and nine months ended September 30, 2018 and 2017. The types of products and services provided by each segment are summarized below:

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

Segment revenue, income before taxes and total assets were as follows (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2018	2017	2018	2017
Revenue
Power Supplies	$1,612	$1,542	$4,598	$4,655
Storage:
Product	789	791	1,973	1,658
Service	753	422	2,749	1,148
Total storage	$1,542	$1,213	$4,722	$2,806
Revenue	$3,154	$2,755	$9,320	$7,461

 QUALSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

	Three Months Ended September 30,		Nine months Ended September 30,
	2018	2017	2018	2017
Income (loss) before Taxes
Power Supplies	$164	$4	$181	$44
Storage	241	(152)	1,288	(75)
Income (loss) before taxes	$405	$(148)	$1,469	$(31)

	September 30, 2018	December 31, 2017
Total Assets	(unaudited)
Power Supplies
Cash and cash equivalents	$255	$721
Accounts receivable, net	1,248	831
Inventories, net	1,465	725
Property and equipment, net	51	64
Other assets	98	8
Total power supply assets	3,117	2,349
Storage
Cash and cash equivalents	$4,576	$3,977
Restricted cash	100	100
Accounts receivable, net	798	971
Inventories, net	1,253	839
Prepaid expenses and other current assets	180	163
Property and equipment, net	69	108
Other assets	29	60
Total storage assets	7,005	6,218
Total Assets	$10,122	$8,567

NOTE 11 – RELATED PARTY TRANSACTIONS

Steven N. Bronson is the Company’s CEO and is also the President and CEO and a majority shareholder of Interlink Electronics, Inc. (“Interlink”). Interlink reimburses Qualstar for leased space at the Simi Valley facility and for other administrative expenses paid by or on behalf of the Company. The total amount charged to Interlink for the three months ended September 30, 2018 and 2017 was $4,000 and $3,000, respectively, and $12,000 and $8,000 for the nine months ended September 30, 2018 and 2017, respectively. Interlink owed Qualstar $1,000 and $2,000 at September 30, 2018 and December 31, 2017, respectively.

The Company reimburses Interlink for expenses paid on the Company’s behalf. Interlink occasionally pays travel and other expenses incurred by Qualstar. The Company reimbursed Interlink $50,000 and $1,000 for the three months ended September 30, 2018 and 2017, respectively, and $180,000 and $8,000 for the nine months ended September 30, 2018 and 2017, respectively. Qualstar did not owe Interlink any monies as of September 30, 2018. At December 31, 2017, Qualstar owed Interlink $17,000.

 QUALSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

NOTE 12 – SUBSEQUENT EVENTS

None.

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

RESULTS OF OPERATIONS - (Unaudited)

The following table is presented in thousands, except for percentages. The percentages in the table are based on net revenues.

	Three Months Ended September 30,				Nine months Ended September 30,
	2018		2017		2018		2017
	$	%	$	%	$	%	$	%
Power supply revenues	$1,612	51.1%	$1,542	56.0%	$4,598	49.3%	$4,655	62.4%
Storage revenues	1,542	48.9%	1,213	44.0%	4,722	50.7%	2,806	37.6%
Net revenues	3,154	100.0%	2,755	100.0%	9,320	100.0%	7,461	100.0%
Cost of goods sold	1,901	60.3%	1,697	61.6%	5,217	56.0%	4,616	61.9%
Gross profit	1,253	39.7%	1,058	38.4%	4,103	44.0%	2,845	38.1%
Operating expenses:
Engineering	123	3.9%	131	4.8%	372	4.0%	427	5.7%
Sales and marketing	351	11.1%	360	13.1%	1,000	10.7%	886	11.9%
General and administrative	374	11.9%	715	26.0%	1,262	13.5%	1,563	20.9%
Total operating expenses	848	26.9%	1,206	43.8%	2,634	28.3%	2,876	38.5%
Income (loss) from operations	405	12.8%	(148)	(5.4)%	1,469	15.8%	(31)	(0.4)%
Other expense	-	-%	-	-%	-	-%	-	-%
Net income (loss)	$405	12.8%	$(148)	(5.4)%	$1,469	15.8%	$(31)	(0.4)%

Comparison of the Three Months Ended September 30, 2018 and 2017 (unaudited)

Change in Net Revenues:

	Three months Ended September 30,
	2018		2017		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Power supply revenues	$1,612	51.1%	$1,542	56.0%	$70	4.5%
Storage revenues	1,542	48.9%	1,213	44.0%	329	27.1%
Net revenues	$3,154	100.0%	$2,755	100.0%	$399	14.5%

The increase in net revenues for the three months ended September 30, 2018 compared to the prior year period is attributable to the segment-specific factors described below.

Segment Revenue

Power Supplies – The increase in power supply sales in the three months ended September 30, 2018 compared to the prior year period is primarily attributable to the increased orders from existing customers experiencing a rise in production.

Storage – For the three months ended September 30, 2018 compared to the prior year period we experienced growth in our service revenue, primarily due to the product development service revenue received from our recent partnership with Sony Imaging Products & Solutions Inc. for the development of an enterprise class optical disk archive (“ODA”) library and an increase in our technical support revenue.

Gross Profit:

	Three months Ended September 30,
	2018		2017		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Gross profit	$1,253	39.7%	$1,058	38.4%	$195	18.4%

The gross profit increase for the three months ended September 30, 2018 compared to the prior year period is primarily attributed to the increased revenue in both business units with overhead costs, which are predominantly fixed, remaining relatively flat.

Operating Expenses:

	Three months Ended September 30,
	2018		2017		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Engineering	$123	3.9%	$131	4.8%	$(8)	(6.1)%
Sales and marketing	$351	11.1%	$360	13.1%	$(9)	(2.5)%
General and administrative	$374	11.9%	$715	26.0%	$(341)	(47.7)%

Engineering

Engineering expenses decreased in the three months ended September 30, 2018 from the prior year period from a reduction of stock compensation, as the Company did not issue stock options in the current period.

Sales and Marketing

Sales and marketing expenses decreased during the three months ended September 30, 2018 from the prior year period, primarily from a reduction of stock compensation, as the Company did not issue stock options in the current period, offset by an increase in travel, tradeshows and promotion material.

General and Administrative

General and administrative costs decreased during the three months ended September 30, 2018 from the prior year period from a reduction of stock compensation, as the Company did not issue stock options in the current period. Also, there was a reduction in legal fees and other professional services.

Provision for Income Taxes:  We did not record a provision or benefit for income taxes for each of the three and nine months ended September 30, 2018 and 2017, due to our prior year operating losses. There were no changes to the valuation allowance during the nine months ended September 30, 2018.

Comparison of the Nine months Ended September 30, 2018 and 2017 (unaudited)

Change in Net Revenues:

	Nine months Ended September 30,
	2018		2017		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Power supply revenues	$4,598	49.3%	$4,655	62.4%	$(57)	(1.2)%
Storage revenues	4,722	50.7%	2,806	37.6%	1,916	68.3%
Net revenues	$9,320	100.0%	$7,461	100.0%	$1,859	24.9%

The increase in net revenues for the nine months ended September 30, 2018 compared to the prior year period is attributable to the segment-specific factors described below.

Segment Revenue

Power Supplies – The decrease in power supply sales in the nine months ended September 30, 2018 compared to the prior year period is primarily attributable to the current global electronic component shortage, which creates longer delivery times to fulfill our customer orders and accordingly reduced our revenue for the period. Additionally, key customers that incorporate our power supplies have variable production demands, which caused revenue fluctuations over the reporting period.

Storage – For the nine months ended September 30, 2018 compared to the prior year period we experienced revenue growth from the sale of both products and services in our data storage segment. The increase in product revenues is attributed to new reseller relationships focused on media and entertainment, which resellers have a high demand for tape technology. Our service revenue increased compared to the prior year period, primarily due to the product development service revenue received from our recent partnership with Sony Imaging Products & Solutions Inc. for the development of an enterprise class optical disk archive (“ODA”) library and an increase in our technical support revenue.

Gross Profit:

	Nine months Ended September 30,
	2018		2017		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Gross profit	$4,103	44.0%	$2,845	38.1%	$1,258	44.2%

The gross profit increase for the nine months ended September 30, 2018 compared to the prior year period is primarily attributed to the increased data storage revenue offset with a reduction in power supply sales with overhead costs remaining relatively consistent.

Operating Expenses:

	Nine months Ended September 30,
	2018		2017		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Engineering	$372	4.0%	$427	5.7%	$(55)	(12.9)%
Sales and marketing	$1,000	10.7%	$886	11.9%	$114	12.9%
General and administrative	$1,262	13.5%	$1,563	20.9%	$(301)	(19.3)%

Engineering

Engineering expenses decreased in the nine months ended September 30, 2018 from the prior year period as a result of a reduction in stock compensation, as the Company did not issue stock options in the current period, and lower costs related to compliance testing.

Sales and Marketing

Sales and marketing expenses increased during the nine months ended September 30, 2018 from the prior year period, primarily as a result of an increase in headcount and increases in salaries, marketing consulting costs, promotional materials costs, tradeshow expenses and commission expenses.

General and Administrative

General and administrative costs decreased during the nine months ended September 30, 2018 from the prior year period primarily due to a reduction in stock compensation, as the Company did not issue stock options in the current year, and a reduction in professional services, offset by an increase in travel expenses.

Provision for Income Taxes:  We did not record a provision or benefit for income taxes for each of the nine months ended September 30, 2018 and 2017, due to our prior year operating losses. There were no changes to the valuation allowance during the nine months ended September 30, 2018.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Our principal source of liquidity is cash generated from operations. Net cash provided by operating activities was $112,000 for the nine months ended September 30, 2018 compared to the net cash provided by operating activities of $982,000 for the nine months ended September 30, 2017.

The cash provided by operating activities for the nine months ended September 30, 2018 of $112,000 consisted of the operating income for the period of $1,469,000, increased by non-cash adjustments of $297,000, and offset by changes in operating assets and liabilities of $1,654,000, largely due to the increase in inventory of $1,381,000 to support sales demand.

Investing Activities

Cash used by investing activities was $18,000 for the nine months ended September 30, 2018 relating to the purchase of software and equipment. For the nine months ended September 30, 2017, cash used in investing activities was $10,000.

Financing Activities

Cash provided by financing activities was $39,000 from the exercise of stock options during either the nine months ended September 30, 2018. Cash was not provided by or used in financing activities during the nine months ended September 30, 2017.

As of September 30, 2018, cash, restricted cash and cash equivalents increased $133,000 to $4,931,000 from $4,798,000 at December 31, 2017.

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

ITEM 1A.   Risk Factors

Except as set forth below, during the nine months ended September 30, 2018, there have been no significant changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Changes in trade policy in the United States and other countries, including changes in trade agreements and the imposition of tariffs and the resulting consequences, may have adverse impacts on our business, results of operations and financial condition.

The United States government has indicated and demonstrated its intent to alter its approach to international trade policy through the renegotiation, and termination, of certain existing bilateral and multi-lateral trade agreements and treaties with, and the imposition of tariffs on a wide range of products and other goods from, China and other countries. Given our primary contract manufacturer and a significant product supplier is located China, and we have limited manufacturing elsewhere, policy changes in the United States or other countries, such as the tariffs already proposed, implemented and threatened in 2018, present particular risks for us. Tariffs already announced and implemented and future tariffs may have an adverse effect on certain of our products. We cannot predict future trade policy, the terms of any renegotiated trade agreements or treaties, or tariffs and their impact on our business. A trade war could have a significant adverse effect on world trade and the world economy. To the extent that trade tariffs and other restrictions imposed by the United States or other countries increase the price of, or limit the amount of, our products or components or materials used in our products imported into the United States or other countries, or create adverse tax consequences, the cost or gross margin of our products may be adversely affected and the demand from our customers for products and services may be diminished. If we deem it necessary to alter all or a portion of our activities or operations in response to such policies, agreements or tariffs, our capital and operating costs may increase. Our ongoing efforts to address these risks may not be effective and may have long-term adverse effects on our operations and operating results that we may not be able to reverse. Such efforts may also take time to implement or to have effect, and may result in adverse quarterly financial results or fluctuations in our quarterly financial results. As a result, changes in international trade policy, changes in trade agreements and tariffs could adversely affect our business, results of operations and financial condition.

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

QUALSTAR CORPORATION

Dated: November 8, 2018	By:	/s/ STEVEN N. BRONSON
Steven. N. Bronson
Chief Executive Officer and President
(Principal Executive Officer)