Form 10-K
period 2018-12-31
QUALSTAR CORP
filed 2019-03-07
CIK 758938

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

COMMISSION FILE NUMBER 001-35810

QUALSTAR CORPORATION

 (Exact Name of registrant as specified in its charter)

CALIFORNIA	95-3927330
(State or other jurisdiction of incorporation or organization) 130 West Cochran Street, Unit C; Simi Valley, CA (Address of principal executive offices)	(I.R.S. Employer Identification No.) 93065 (Zip Code)

Registrant’s telephone number, including area code: (805) 583-7744

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. :

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☑	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financing accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 29, 2018, the aggregate market value of the common equity held by non-affiliates of the registrant was approximately $11,204,626 based on the closing sales price as reported on the NASDAQ Stock Market.  As of March 1, 2019, there were 1,995,912 shares of common stock without par value outstanding.

Documents Incorporated by Reference:

None

QUALSTAR CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

PART I

 ITEM 1. BUSINESS

INTRODUCTION

Qualstar Corporation and its Subsidiaries (“Qualstar”, the “Company”, “we”, “us” or “our”) is organized into two strategic business segments, power solutions and data storage systems. Qualstar is a leading provider of data storage systems marketed under the Qualstar brand and of high efficiency and high-density power solutions marketed under the N2Power brand. Qualstar Corporation was incorporated in California in 1984 and operates four wholly-owned subsidiaries. N2Power, Inc. was formed in 2017 to operate the Company’s power supply business. Qualstar Corporation Singapore Private Limited (“QC Singapore”) was created in 2014 to give the Company an engineering footprint in Singapore and better service our contract manufacturers and our Asian distribution partners and customers. On July 4, 2018, a wholly-owned subsidiary of Qualstar Corporation, Qualstar Limited, was created to operate the Company’s data storage business in Europe and Africa and on September 5, 2018, a wholly-owned subsidiary of Qualstar Corporation, Q-Smart Data Private Limited, was created to operate the Company’s data storage business in Asia.

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

Our storage products provide data protection and archive storage systems which are used to record, retrieve and manage electronic data, primarily in networked computing environments.  Our storage products are compatible with a wide range of storage management software solutions such as those offered by QStar, Xendata, IBM, EMC, CommVault and Veritas.  We offer products addressing the storage needs of the small and medium-size business market, as well as to the enterprise market. In addition to storage products, we offer service and support programs for our customers.

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

XLS Series - Enterprise Class Tape based storage devices

XLS is Qualstar’s highly modular enterprise library system delivering intelligence, density, flexibility, scalability, and ease of use, coupled with our reliability and value. XLS features Compass Architecture™, an advanced robotics design that yields superior reliability and density. XLS can be expanded from 435 tapes in easy increments to over 11,700 tapes to offer more than 140 Petabytes of data storage capacity. Our unique LRM (Library Resource Module) and MEM (Media Expansion Module) combination allows maximum density of 1368 Terabytes per sq. foot.

POWER SUPPLY INDUSTRY

Background

The power supply industry is comprised of a few large suppliers and a vast number of smaller companies that focus on specialized products and markets.  Currently, the power solutions market for our N2Power brand products include the Servers, Storage and Network (“SSN”), Industrial and Transportation (“IND”), Network Power Systems (“NPS”), Medical, Gaming and LED/Lighting markets.

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

Our Power Solution Products

We design, develop, manufacture and market our power solution products, whose purpose is to convert, regulate, purify, manage or distribute electrical power for electronic equipment. Our products are used in a variety of applications and generally convert AC current from the power grid to DC current, or modify the voltage being delivered (DC to DC).  We typically target markets where high efficiency and power density are important to our customers.

We sell standard, modified-standard and custom designed products.  Standard products are sold unmodified to our customers. Modified-standard products are based on lightly modified versions of standard products. Custom products are designed specifically to the customer’s specification and are not generally sold to other customers. Custom products may require non-recurring engineering and tooling costs to bring the product to production. With our core competencies in both power and mechanical design, we are an Optimized Power Systems Manufacturer (OPSM), offering complete custom power assemblies that eliminate the need for our customers to purchase additional components to integrate our power supplies into their products.

N2Power continues to develop products, such as:

●

The XL270 has a footprint of only 4” x 2” one of the most compact 270-Watt supplies on the market. This model offers outputs of 12, 24, 30, 48 and 56 Volts along with a 5Watt/5Volt standby output and a 6 Watt/12 Volt auxiliary output, with current sharing capabilities.

●

The XLM240 is a multi-purpose product that is certified for use in both IT and medical equipment. It offers 240 Watts of output cooled by a 10-cu. ft. minute fan, or 160 Watts with unobstructed convection cooling. The product is ultra-compact and is offered with 12, 15, 24 and 48-volt outputs.

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

We support our customers in the Americas primarily through a network of trained distribution partners and representatives located throughout the Americas. We support our EMEA, APAC and other foreign customers through our distributors and resellers located throughout these regions.

Sales to customers outside the United States represent a significant portion of our sales. International sales are subject to various risks and uncertainties. See "Risk Factors" in Part I, Item 1A of this report. The following table sets forth foreign revenue by geographic area ($ in thousands):

	Twelve Months Ended December 31,
	2018	2017
Foreign revenue:
EMEA	$1,849	$1,910
APAC	3,276	1,878
Other foreign revenue	147	224
	$5,272	$4,012
Foreign revenue as a percentage of total net revenue	43.1%	37.7%

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

 Standard warranties include:

●	Three-year standard limited warranty on our RLS and XLS tape library products;

●	Two-year standard limited warranty on our “Q-Series” products;

●	Optional 24x7 or next business day onsite service on our data storage products in many countries throughout the world; and

●	Three-year return to factory warranty on our N2Power products.

ENGINEERING

Our power supply engineering team work to improve our current products and create new products. Our engineers work closely with our customers to incorporate modifications for their specific project requirements.

Our engineering efforts encompass both the USA and Singapore.  We have also formed strategic partnerships for supplementary engineering resources with third party companies in Europe and Asia to capture additional state-of-the-art technology driven power designs.  Growing our engineering both internally and externally will allow us to increase our product breadth by releasing more standard and modified standard power solution products in the future.

We incurred engineering costs of $0.5 million for both of the twelve months ended December 31, 2018 and 2017, representing 4.1%, and 5.0% of net revenues, respectively.

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

COMPETITION

The worldwide storage market is highly competitive. Competitors vary in size from small start-ups to large multi-national corporations which may have substantially greater financial, engineering and marketing resources than us. In the tape automation market, we believe our primary competitors are International Business Machines Corporation ("IBM"), Oracle/StorageTek, Dell Inc., Hewlett Packard, Overland Storage, Spectra Logic and Quantum Corporation. Key competitive factors include product features, reliability, durability, scalability and price. Barriers to entry in tape automation are relatively high as this is an established industry that is capital intensive.

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

INTELLECTUAL PROPERTY

We rely on a combination of trademark, trade secret and other intellectual property laws to protect our proprietary rights. Despite our efforts to protect our proprietary rights, competition in our businesses is significant. We believe that, because of the rapid pace of technological change in the tape storage and power supply industries, patent, copyright, trademark and trade secret protection are less significant than factors such as market responsiveness, knowledge, ability and the experience of our personnel as well as timely new product introductions.

We enter into Employee Proprietary Information and Inventions Agreements with all employees and consultants to protect our technology and designs.

EMPLOYEES

As of December 31, 2018, we had 20 employees worldwide, 18 full-time and 2 part-time. We also employ a small number of consultants and temporary employees as needed. We are not a party to any collective bargaining agreement or other similar agreement. We believe that we have a good relationship with our employees.

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

The Company achieved profitability in the years ended December 31, 2018 and 2017. Prior to this year, the Company had a history of operating losses since fiscal year ended June 30, 2004. There is no assurance that management can sustain profitability.

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

Our operating results may be impaired if demand for our technology declines or fails to develop as we expect.

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

We rely on copyright protection of our software, firmware and electronic circuits. We also rely on a combination of trademark, trade secret, and other intellectual property laws and various contract rights to protect our proprietary rights. Despite our efforts to protect our proprietary rights, however, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. As a consequence, these rights may not preclude competitors from developing products that are substantially equivalent or superior to our products. In addition, many aspects of our products are not subject to intellectual property protection and therefore can be reproduced by others.

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

The United States government has indicated and demonstrated its intent to alter its approach to international trade policy through the renegotiation, and termination, of certain existing bilateral and multi-lateral trade agreements and treaties with, and the imposition of tariffs on a wide range of products and other goods from, China and other countries. Given our primary contract manufacturer and a significant product supplier is located China, and we have limited manufacturing elsewhere, policy changes in the United States or other countries, such as the tariffs already proposed, implemented and threatened, present particular risks for us. Tariffs already announced and implemented and future tariffs may have an adverse effect on certain of our products. We cannot predict future trade policy, the terms of any renegotiated trade agreements or treaties, or tariffs and their impact on our business. A trade war could have a significant adverse effect on world trade and the world economy. To the extent that trade tariffs and other restrictions imposed by the United States or other countries increase the price of, or limit the amount of, our products or components or materials used in our products imported into the United States or other countries, or create adverse tax consequences, the cost or gross margin of our products may be adversely affected and the demand from our customers for products and services may be diminished. If we deem it necessary to alter all or a portion of our activities or operations in response to such policies, agreements or tariffs, our capital and operating costs may increase. Our ongoing efforts to address these risks may not be effective and may have long-term adverse effects on our operations and operating results that we may not be able to reverse. Such efforts may also take time to implement or to have effect, and may result in adverse quarterly financial results or fluctuations in our quarterly financial results. As a result, changes in international trade policy, changes in trade agreements and tariffs could adversely affect our business, results of operations and financial condition.

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

We lease a facility in Singapore with 1,359 square feet for our power supply engineering staff. The two-year lease was effective April 1, 2016 and renewed for two years, expiring March 31, 2020. Rent for this facility is $2,600 per month.

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

ITEM 3. LEGAL PROCEEDINGS

Qualstar is subject to a variety of claims and legal proceedings that arise from time to time in the ordinary course of our business. Although management currently believes that resolving claims against us, individually or in the aggregate, will not have a materially adverse impact on our financial statements, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. We accrue loss contingencies in connection with our commitments and contingencies, including litigation, when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. As of December 31, 2018, an amount of $100,000 was accrued for fees and costs related to a threatened dispute.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Qualstar’s common stock is traded on The NASDAQ Capital Market or NASDAQ (Symbol — QBAK). The following table sets forth the high and low closing sale prices of our common stock as reported by NASDAQ, during the periods indicated:

Period Ending	Date Range			High	Low
December 31, 2018:
First Quarter	January 1	—	March 31, 2018	$13.50	$7.50
Second Quarter	April 1	—	June 30, 2018	$11.50	$7.38
Third Quarter	July 1	—	September 30, 2018	$9.18	$7.20
Fourth Quarter	October 1	—	December 31, 2018	$8.03	$4.51

December 31, 2017:
First Quarter	January 1	—	March 31, 2017	$10.00	$2.70
Second Quarter	April 1	—	June 30, 2017	$9.47	$3.89
Third Quarter	July 1	—	September 30, 2017	$13.20	$5.16
Fourth Quarter	October 1	—	December 31, 2017	$10.36	$6.23

Holders

There were approximately 21 owners of record of Qualstar’s common stock as of March 1, 2019, not including beneficial owners who own their stock in street name through Cede & Co. and others.

Dividend Policy

No dividends were declared in the twelve months ended December 31, 2018 or 2017. Any future determination to pay dividends will be at the discretion of the Company’s Board of Directors and will depend upon, among many other factors, the Company’s results of operations, financial condition, capital requirements and any contractual restrictions.

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company initiated a Stock Repurchase Program on December 5, 2018. The following table presents the information about purchases by Qualstar of its common stock during the year ended December 31, 2018:

	Total Number of Shares Purchased	Average Price Paid Per Share	Maximum Number of Shares Available to Repurchase Under the Program	Maximum Value of Shares Available to Repurchase Under the Program
Inception			409,000	$2,400,000
December 2018	18,102	$5.259	390,898	$2,306,564

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides additional information regarding Qualstar’s equity compensation plans as of December 31, 2018:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted-average exercise price of outstanding options, warrants and rights (1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	178,000	$7.19	22,000
Equity compensation plans not approved by security holders	—	—	—
Totals	178,000	$7.19	22,000

(1)

Includes shares subject to stock options granted under the 2017 Stock Incentive Plan and the 2008 Stock Incentive Plan as of December 31, 2018. The 2008 Stock Incentive Plan has expired and no further options may be granted under the plan.

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

Qualstar established a Singapore subsidiary in 2014, Qualstar Corporation Singapore Private Limited (“QC Singapore”), in furtherance of its plan to establish a power supply engineering footprint in Asia. QC Singapore has allowed us to hire strategic engineering personnel to assist in sustaining our current power products and for new product development. QC Singapore has helped us in servicing our Asian customers and allows us to enter into relationships with various Singapore technical schools that have a strong history of working with local businesses in development of new breakthrough technologies.

Qualstar has established two additional subsidiaries to aid the Company’s global expansion goals. On July 4, 2018, a wholly-owned subsidiary of Qualstar Corporation, Qualstar Limited, was created to support Qualstar’s data storage business in Europe, Middle East and Africa. On September 5, 2018, a wholly-owned subsidiary of Qualstar Corporation, Q-Smart Data Private Limited, was created to assist the Company’s data storage business growth in the Asia Pacific region.

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

Title and risk of loss generally pass to our customers upon shipment.  In limited circumstances where either title or risk of loss pass upon destination, we defer revenue recognition until such events occur. We derive revenues from two primary sources: products and services. Product revenue includes the shipment of product according to the agreement with our customers for data storage products and power supplies. Services include customer support (technical support), installations, consulting, and design services. A contract may include both product and services. Rarely, contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices are typically estimated based on observable transactions when these services are sold on a standalone basis.

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

One of the Company’s contracts includes variable consideration that is constrained because the contract has a large number and broad range of possible consideration amounts. The Company uses an expected value method to estimate the amount of variable consideration in this contract.

The Company has elected the practical expedient to not disclose information about the transaction price that is unsatisfied as of December 31, 2018, because the transaction price only includes variable consideration that is constrained.

The Company has elected the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component for contracts where the period between when the Company transfers service and when the customer pays is one year or less.

Deferred service revenue is shown separately in the condensed consolidated balance sheets as current and long term.  At December 31, 2018 we had deferred service revenue of approximately $818,000.  At December 31, 2017, we had deferred service revenue of approximately $927,000.

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

The Company has net operating loss carry-forwards for federal income tax purposes of approximately $30.4 million and net operating loss carry-forwards for state income tax purposes of approximately $19.7 million. The Company has engineering and other credits for tax purposes of $2.7 million. If not utilized, the federal net operating loss will start to expire beginning in 2026 and other tax credit carry-forwards will start to expire beginning in 2024. If not utilized, the state net operating loss carry-forward as of December 31, 2018 will expire beginning in 2019. The state engineering credit has no limit on the carry-forward period.

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

	Twelve Months Ended December 31,
	2018		2017
Power supply revenues	$5,927	48.5%	$6,297	59.2%
Storage revenues:
Product	3,111	25.4%	2,427	22.8%
Service	3,191	26.1%	1,917	18.0%
Total storage revenues	6,302	51.5%	4,344	40.8%
Net revenues	12,229	100.0%	10,641	100.0%
Cost of goods sold	7,184	58.7%	6,392	60.1%
Gross profit	5,045	41.3%	4,249	39.9%
Operating expenses:
Engineering	502	4.1%	535	5.0%
Sales and marketing	1,337	10.9%	1,239	11.6%
General and administrative	1,716	14.0%	1,818	17.1%
Total operating expenses	3,555	29.1%	3,592	33.8%
Income from operations	1,490	12.2%	657	6.2%
Other income	-	-%	-	0.0%
Income before income taxes	1,490	12.2%	657	6.2%
Provision for income taxes	4	0.0%	17	0.2%
Net income	$1,486	12.2%	$640	6.0%

Comparison of the Twelve Months Ended December 31, 2018 and 2017

Change in Net Revenues:

	Twelve Months Ended December 31,
	2018		2017		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Power supply revenues	$5,927	48.5%	$6,297	59.2%	$(370)	(5.9)%
Storage revenues	6,302	51.5%	4,344	40.8%	1,958	45.1%
Net revenues	$12,229	100.0%	$10,641	100.0%	$1,588	14.9%

The increase in net revenues is attributed to the segment-specific factors as set forth below.

Segment Revenue

Power Supplies – The decrease in sales is attributed to decreased demand from our existing customers. Key customers that incorporate our power supplies have variable life cycles and production demands. As some projects are accelerating and others approach end of life, the timing of new production creates a fluctuation in sales.

Storage – For the fiscal year ending December 31, 2018 compared to the prior year period, we experienced revenue growth from the sale of both products and services in our data storage segment. The increase in product revenues is attributed to new reseller relationships focused on media and entertainment, which resellers have a high demand for tape technology. With the release of LTO8 (Linear Tape-Open) tape technology and the capacity of tape libraries increasing by approximately 50%, the Company has seen a shift in sales to entry level and mid-size libraries. Our product portfolio is targeted to this market. Our service revenue increased compared to the previous year, primarily due to the product development service revenue received from our partnership with Sony Imaging Products & Solutions Inc. for the development of an enterprise class optical disk archive (“ODA”) library and an increase in our technical support revenue.

Gross Profit:

	Twelve Months Ended December 31,
	2018		2017		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Gross profit	$5,045	41.3%	$4,249	39.9%	$796	18.7%

The gross profit increase is primarily attributed to the increase in product sales and improved profit margins on service contracts.

Operating Expenses:

	Twelve Months Ended December 31,
	2018		2017		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Engineering	$502	4.1%	$535	5.0%	$(33)	(6.2)%
Sales and marketing	$1,337	10.9%	$1,239	11.6%	$98	7.9%
General and administrative	$1,716	14.0%	$1,818	17.1%	$(102)	(5.6)%

Engineering

Engineering expenses decreased in the twelve months ended December 31, 2018 compared to 2017, as a result of the reduction in payroll and related expenses and compliance testing costs.

Sales and Marketing

Sales and marketing expenses increased for the twelve months ended December 31, 2018 compared to 2017, as a result of an increase in payroll and related costs, additional tradeshow expenses and an increase in consulting expenses.

General and Administrative

General and administrative costs decreased for the twelve months ended December 31, 2018 compared to 2017, primarily due to the decrease in share-based compensation expense for stock options awarded to employees and board members, offset by an increase in legal fees, professional services and travel expenses.

Provision for Income Taxes:

For the twelve months ended December 31, 2018 and 2017, the Company recorded a $4,000 and $17,000 tax provision, respectively, relating to state income taxes. The Company had a current year taxable income prior to taking into account net operating loss carryforwards for both federal and state purposes. For federal purposes, after taking into account the benefit of net operating loss carryforwards, no provision for federal taxes was necessary for the twelve months ended December 31, 2018 and 2017. For state tax purposes, after taking into account the benefit of state net operating loss carryforwards, only a small provision for state income tax was necessary, primarily due to minimum taxes in various states in which the Company has a taxable presence.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operating activities was $0.2 million in the twelve months ended December 31, 2018 compared to $1.0 million of cash provided in the twelve months ended December 31, 2017. The decline in cash provided by operations in 2018 was primarily related to the changes in assets and liabilities. In 2018, the Company invested in building inventory to meet increased sales demands. Inventory at December 31, 2018 was approximately $2.9 million compared to approximately $1.5 million at December 31, 2017.

Cash used in investing activities was $26,000 in the twelve months ended December 31, 2018 compared to $44,000 in the twelve months ended December 31, 2017. Our investing activities primarily include tooling for product manufacturing, and software upgrades.

Cash used in financing activities was $54,000 in the twelve months ended December 31, 2018, $93,000 for the repurchase of common stock offset with proceeds from the exercise of stock options. For the year ended December 31, 2017, cash provided by financing activities was $4,000 from the exercise of stock options.

The Company continues to focus on maintaining profitability and improving cash flow.  By introducing private label products, we have been able to get similar or greater margins without developing new products ourselves, allowing for less headcount and product risk. Since 2013, the Company has been adjusting headcount, facilities costs and other operating expenses to attain profitability and the Company has been profitable in the fiscal years ending December 31, 2018 and 2017. All of these efforts and our increase in revenue have contributed to our positive cash flow.

As of December 31, 2018, we had $4.8 million in cash and cash equivalents and $100,000 in restricted cash used as collateral for our corporate credit cards. We believe that our existing cash and cash equivalents will be sufficient to fund our working capital and capital expenditure needs for at least twelve months from the date of this report. We may utilize cash to invest in businesses, products or technologies that we believe are strategic. We periodically evaluate other companies and technologies for possible investment. In addition, we have made and may in the future make investments in companies with whom we have identified potential synergies. However, we have no present commitments or agreements with respect to any material investment in or acquisition of other businesses or technologies. In the event that we require additional capital to meet our business needs, there can be no assurance that additional funding will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.

SUMMARY OF CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following is a summary of our future payments due, offset by sublease income, under contractual obligations as of December 31, 2018 (in thousands):

Contractual Obligations:	Total	Less than 1 Year	1 to 3 Years
Operating Leases	$316	$150	$166

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Qualstar Corporation & Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Qualstar Corporation & Subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for the years ended December 31, 2018 and 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for the years ended December 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/RBSM LLP

We have served as the Company’s auditor since 2017.

Larkspur, CA

March 7, 2019

QUALSTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$4,781	$4,698
Restricted cash	100	100
Accounts receivable, net	1,809	1,802
Inventories, net	2,897	1,564
Prepaid expenses and other current assets	180	163
Total current assets	9,767	8,327
Property and equipment, net	112	172
Other assets	119	68
Total assets	$9,998	$8,567

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,023	$1,065
Accrued payroll and related liabilities	185	173
Deferred service revenue	736	834
Other accrued liabilities	559	454
Total current liabilities	2,503	2,526

Other long-term liabilities	40	52
Deferred service revenue, long term	127	93
Total long-term liabilities	167	145
Total liabilities	2,670	2,671

Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000,000 shares authorized; 2,030,017 and 2,042,019 shares issued and outstanding as of December 31, 2018 and 2017, respectively	19,426	19,480
Accumulated deficit	(12,098)	(13,584)
Total shareholders’ equity	7,328	5,896
Total liabilities and shareholders’ equity	$9,998	$8,567

The accompanying notes are integral to the consolidated financial statements.

QUALSTAR CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Twelve Months Ended December 31,
	2018	2017

Net revenues	$12,229	$10,641
Cost of goods sold	7,184	6,392
Gross profit	5,045	4,249
Operating expenses:
Engineering	502	535
Sales and marketing	1,337	1,239
General and administrative	1,716	1,818
Total operating expenses	3,555	3,592
Income from operations	1,490	657
Other income	-	-
Income before income taxes	1,490	657
Provision for income taxes	4	17
Net income	$1,486	$640
Comprehensive income	$1,486	$640

Net income per share:
Basic	$0.73	$0.31
Diluted	$0.72	$0.31
Shares used to compute net income per share:
Basic	2,030	2,042
Diluted	2,057	2,042

The accompanying notes are integral to the consolidated financial statements.

QUALSTAR CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Accumulated Other Comprehensive Income	Accumulated
	Shares	Amount	(Loss)	Deficit	Total
Balances at December 31, 2016	2,042	$19,063	$—	$(14,224)	$4,839
Exercise of stock options	1	4	—	—	4
Share-based compensation	—	413	—	—	413
Net income	—	—	—	640	640
Balances at December 31, 2017	2,043	$19,480	$—	$(13,584)	$5,896
Exercise of stock options	5	39	—	—	39
Stock repurchase	(18)	(93)	—	—	(93)
Share-based compensation	—	—	—	—	—
Net income	—	—	—	1,486	1,486
Balances at December 31, 2018	2,030	$19,426	$—	$(12,098)	$7,328

The accompanying notes are integral to the consolidated financial statements.

QUALSTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Twelve Months Ended December 31,
	2018	2017

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$1,486	$640
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	86	154
Loss on disposal of assets	-	5
(Recovery) of doubtful accounts, net	3	(7)
Provision for inventory reserve	362	364
Share-based compensation	-	413
Changes in operating assets and liabilities:
Accounts receivable	(10)	(212)
Inventories	(1,695)	(568)
Prepaid expenses and other assets	(68)	11
Accounts payable	(42)	177
Accrued payroll and related liabilities	12	(49)
Deferred service revenue	(64)	35
Other accrued liabilities	93	84
Net cash provided by (used in) operating activities	163	1,047
CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of equipment	(26)	(44)
Net cash provided by (used in) investing activities	(26)	(44)
CASH FLOW FROM FINANCING ACTIVITIES:
Purchase of common stock	(93)	-
Proceeds from the exercise of stock options	39	4
Net cash provided by (used in) financing activities	(54)	4
NET INCREASE IN CASH, RESTRICTED CASH AND CASH EQUIVALENTS	83	1,007
CASH, RESTRICTED CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,798	3,791
CASH, RESTRICTED CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,881	$4,798

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$32	$3

The accompanying notes are integral to the consolidated financial statements.

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Significant Accounting Policies

Business

Qualstar Corporation and its Subsidiaries (“Qualstar”, the “Company”, “we”, “us” or “our”) is organized into two strategic business segments, power solutions and data storage systems. Qualstar is a leading provider of data storage systems marketed under the Qualstar brand and of high efficiency and high-density power solutions marketed under the N2Power brand. Qualstar Corporation was incorporated in California in 1984 and operates four subsidiaries. N2Power, Inc. was formed in 2017 to operate the Company’s power supply business and Qualstar Corporation Singapore Private Limited (“QC Singapore”) was created in 2014 to give the Company an engineering footprint in Singapore and better service our contract manufacturers and our Asian distribution partners and customers. Qualstar’s N2Power branded power solutions products provide unique power solutions to original equipment manufacturers (“OEMs”) for a wide range of markets, including communications networking, industrial, gaming, test equipment, LED/lighting, medical as well as other market applications. Data storage system products include highly scalable automated magnetic tape-based storage solutions used to store, retrieve and manage electronic data primarily in the network computing environment and to provide solutions for organizations requiring backup, recovery and archival storage of critical electronic information.

Qualstar has established two additional subsidiaries to aid in the Company’s global expansion. On July 4, 2018, a wholly-owned subsidiary of Qualstar Corporation, Qualstar Limited, was created to operate the Company’s data storage business in Europe and Africa. On September 5, 2018, a wholly-owned subsidiary of Qualstar Corporation, Q-Smart Data Private Limited, was created to operate the Company’s data storage business in Asia.

We design our products at our facilities in California and Singapore. We sell our products globally through authorized resellers and directly to OEMs. N2Power utilizes contract manufacturers in Asia to produce our power solutions products. Our storage products are manufactured by us at our factory in Simi Valley, California and by our OEM suppliers in other parts of the world.

The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, N2Power, Inc., Qualstar Corporation Singapore Private Limited, Qualstar Limited and Q-Smart Data Private Limited. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Title and risk of loss generally pass to our customers upon shipment.  In limited circumstances where either title or risk of loss pass upon destination, we defer revenue recognition until such events occur. We derive revenues from two primary sources: products and services. Product revenue includes the shipment of product according to the agreement with our customers for data storage products and power supplies. Services include customer support (technical support), installations, consulting, and design services. A contract may include both product and services. Rarely, contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices are typically estimated based on observable transactions when these services are sold on a standalone basis.

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

At December 31, 2018, we had deferred revenue of approximately $863,000 and no deferred profit. At December 31, 2017, we had deferred revenue of approximately $927,000 and no deferred profit.

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

Our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Sales outside North America represented approximately 43.1% of net revenues for the twelve months ended December 31, 2018 and 37.7% of net revenues for the twelve months ended December 31, 2017.

Revenues from Qualstar’s largest customer totaled approximately 12.6% and 13.2% of revenues for the twelve months ended December 31, 2018 and 2017, respectively. At December 31, 2018, the largest customer’s accounts receivable balance, net of specific allowances, totaled approximately 2.0% of net accounts receivable. At December 31, 2017, the largest customer’s accounts receivable balance, net of specific allowances, totaled approximately 9.3% of net accounts receivable.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. Activity in the allowance for doubtful accounts was as follows (in thousands):

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (1)	Balance at End of Period

Twelve months ended December 31, 2018	$54	$8	$—	$(5)	$57
Twelve months ended December 31, 2017	$61	$3	$—	$(10)	$54

(1)	Uncollectible accounts written off, net of recoveries.

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

Activity in the liability for product warranty (included in other accrued liabilities) for the periods presented is as follows (in thousands):

	December 31,
	2018	2017
Beginning balance	$322	$236
Cost of warranty claims	(15)	(37)
Accruals for product warranties	58	123
Ending balance	$365	$322

Engineering

All engineering costs are charged to expense as incurred. These costs consist primarily of engineering salaries, benefits, outside consultant fees, purchased parts and supplies directly involved in the design and development of new products, facilities and other internal costs.

Advertising

Advertising and promotion expenses include costs associated with direct and indirect marketing, trade shows and public relations. Qualstar expenses all costs of advertising and promotion as incurred. Advertising and promotion expenses for the years ended December 31, 2018 and 2017 were approximately $92,000 and $49,000, respectively.

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

The following table presents our cash and cash equivalents and restricted cash measured at fair value on a recurring basis at December 31, 2018 and 2017 (in thousands):

	December 31, 2018
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash & Cash Equivalents
Level 1:
Cash	$4,781	$-	$-	$4,781	$4,781
Restricted Cash	100	-	-	100	100
Total	$4,881	$-	$-	$4,881	$4,881

	December 31, 2017
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash & Cash Equivalents
Level 1:
Cash	$4,698	$-	$-	$4,698	$4,698
Restricted Cash	100	-	-	100	100
Total	$4,798	$-	$-	$4,798	$4,798

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

Recent Accounting Guidance

Recent accounting guidance not yet adopted

In July 2018, the FASB issued ASU 2018-10 and 2018-11 to provide additional guidance related to accounting for leases, such as the application of an implicit rate, lessee reassessment of lease classification and certain transition adjustments. These standards are effective for fiscal years beginning after December 15, 2018. ASU 2018-10 is not expected to have a material impact on the Company’s condensed consolidated financial statements. The Company will elect ASU-11’s alternative transition approach of recording lease liabilities and right -of-use assets via a cumulative effect adjustment to retained earnings at the date of adoption. On July 2018, the FASB issued ASU 2018-09, “Codification Improvements”. This ASU makes changes to a variety of topics to provide clarification and correction of errors to the Accounting Standards Codification. The majority of the amendments in ASU 2018-09 are effective for the Company after December 15, 2018. We are evaluating the impact ASU 2018-09 may have on our condensed consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. For related party leases, the basis will be the legally enforceable terms and conditions of the arrangement. The FASB has also issued ASU 2018-10 to narrow aspects of the guidance in 2016-02, with the same effective date. This standard is effective for fiscal years beginning after December 15, 2018. The Company will adopt the new guidance using the alternative transition approach, by recording lease liability and right-to-use asset via a cumulative catch adjustment as of January 1, 2019, and will adopt the basket of practical expedients and the practical expedient to combine lease and non-lease components. Adoption of ASU 2016-02 is expected to result in the recording of a lease liability and corresponding right-to-use asset (before offset of existing deferred rent) of approximately $500 thousand at January 1, 2019 and will have no effect on the Company’s consolidated results of operations or consolidated cash flows.

Recent accounting guidance adopted

In August 2016, the FASB issued ASU 2016-15 to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Effective January 1, 2018, the Company adopted ASU 2016-15 and it did not have a material effect on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16 to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Effective January 1, 2018, the Company adopted ASU 2016-15 and it did not have a material effect on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01 clarifying the definition of a business and adding guidance to evaluate whether transactions should be accounted for as acquisitions or disposals of assets or businesses. Effective January 1, 2018, the Company adopted ASU 2016-15 and it did not have a material effect on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09 to provide clarity and reduce both diversity in practice and cost and complexity, when applying the guidance for stock compensation, to a change to the terms or conditions of a share-based payment award. Effective January 1, 2018, the Company adopted ASU 2017-09 and it did not have a material effect on our consolidated financial statements.

Note 2 – Balance Sheet Details

Inventories, net

Inventories consist of the following, in thousands:

	December 31, 2018	December 31, 2017

Raw materials	$136	$55
Finished goods	2,761	1,509
Inventories, net	$2,897	$1,564

Property and Equipment, net

The components of property and equipment are as follows, in thousands:

	December 31, 2018	December 31, 2017

Leasehold improvements	$114	$114
Furniture and fixtures	286	268
Machinery and equipment	844	842
Total property and equipment	1,244	1,224
Less accumulated depreciation and amortization	(1,132)	(1,052)
Property and equipment, net	$112	$172

Depreciation and amortization expense for the year ended December 31, 2018 and 2017 was $85,000, $154,000, respectively.

Accrued Payroll and Related Liabilities

The components of accrued payroll and related liabilities are as follows, in thousands:

	December 31, 2018	December 31, 2017

Accrued salaries and payroll taxes	$66	$59
Accrued vacation	119	114
Accrued bonuses	-	-
Total accrued payroll and related liabilities	$185	$173

Other Accrued Liabilities

The components of other accrued liabilities are as follows, in thousands:

	December 31, 2018	December 31, 2017

Accrued warranty	$365	$322
Accrued outside commissions	41	69
Accrued contingent legal fees	100	-
Accrued deferred rent	22	29
Other accrued liabilities	31	34
Total other accrued liabilities	$559	$454

Note 3 – Income Taxes

The provision for (benefit from) income taxes is comprised of the following, in thousands:

	December 31, 2018	December 31, 2017
Current:
Federal (Net of a net operating loss benefit of $288)	$—	$—
State (Net of a net operating loss benefit of $97)	3	13
Foreign	1	4
Provision for income taxes	4	17
Deferred:
Federal	—	—
State	—	—
Deferred income tax	$—	$—
Net income tax expense	$4	$17

The following is a reconciliation of the statutory federal income tax rate to Qualstar’s effective income tax rate:

	Twelve Months Ended December 31,
	2018	2017
Statutory federal income tax benefit	21.0%	34.0%
State income taxes, net of federal income tax benefit	6.6	13.6
Foreign income taxes, net of federal income tax benefit	—	6.4
Engineering credits	—	3.4
Tax effect of change in federal tax rate (from 34% to 21%)	—	649.5
Valuation allowance	(26.6)	(712.0)
Other	(0.6)	7.8
Effective federal income tax rate	0.4%	2.7%

The tax effect of temporary differences resulted in deferred income tax assets (liabilities) as follows:

	December 31, 2018	December 31, 2017
Deferred tax assets:
Net operating loss carry forwards	$7,675	$8,002
Engineering credit carry forwards	1,919	1,919
Inventory reserves	558	646
Capital loss and other credit carry forwards	—	—
Allowance for bad debts and returns	16	17
Capitalized inventory costs, stock compensation and other accruals	520	500
Total gross deferred tax assets	10,688	11,084
Less valuation allowance on deferred tax assets	(10,688)	(11,084)
Net deferred tax assets	—	—
Deferred tax liabilities:
Depreciation and other	—	—
Total deferred tax liabilities	—	—
Net deferred taxes	$—	$—

On December 22, 2017, H.R. 1 (the “Tax Act”), originally known as the Tax Cuts and Jobs Act, was enacted in the United States.  In addition to reducing the corporate tax rate to 21% effective January 1, 2018, the Tax Act contains many other tax provisions that affect recorded deferred tax assets and liabilities.  The majority of these new provisions are also effective as of January 1, 2018, though there are a few that are effective during the 2017 calendar year.  Although for 2017 the Company had federal alternative minimum tax (“AMT”) of approximately $12,000, the Tax Act eliminated the AMT effective January 1, 2018, and provides that any AMT credit carryforwards will be refunded.  Accordingly, the 2017 AMT tax liability is being treated as a receivable, and was not treated as a current tax expense in 2017.  In addition, the Tax Act provided new rules related to global intangible low-taxed income (“GILTI”).  The Tax Act provides that a U.S. shareholder of any controlled foreign corporation (“CFC”) must include in taxable income its pro rata shares of GILTI income.  The Company accounts for taxes related to GILTI as such income is incurred, however, currently, the Company’s share of GILTI income is immaterial.

As previously indicated, the Company records a valuation allowance against its net deferred income tax assets in accordance with ASC 740 “Income Taxes” when in management’s judgment, it is more likely than not that the deferred income tax assets will not be realized in the foreseeable future. For the year ended December 31, 2018, and the year ended December 31, 2017, the Company has recognized a full valuation allowance on net deferred tax assets.

The Company has net operating loss carry-forwards for federal income tax purposes of approximately $30.4 million as of December 31, 2018 and $31.7 million as of December 31, 2017.  The Company has net operating loss carry-forwards for state income tax purposes of approximately $19.7 million as of December 31, 2018 and $20.6 million as of December 31, 2017. The Company had engineering and other credit carryforwards for tax purposes of $2.7 million as of December 31, 2018 and $2.7 million as of December 31, 2017.

If not utilized, the federal net operating loss will expire beginning in 2026, and other tax credit carry-forwards will expire beginning in 2024. If not utilized, the state net operating loss carry-forward as of December 31, 2018 will begin to expire beginning in 2019.  The state engineering credit has no limit on the carry-forward period.

For U.S. purposes, the Company has completed its evaluation of the net operating loss (“NOL”) and credit carryforward utilization limitations under Internal Revenue Code, as amended (the “Code”) Section 382/383, change of ownership rules as of December 31, 2017. The Company has determined that it has not had a change in ownership within the meaning of IRC 382/383. Management is of the opinion that its NOL and credit carryforwards should not be limited, as to the amount that could be utilized each year, based on the Code, at the date of this filing.

The following table summarizes the activity related to the Company’s uncertain tax positions (in thousands):

	December 31, 2018	December 31, 2017

Beginning Balance	$29	$29
Increases related to tax positions taken in current year	—	—
Increases related to tax positions taken in prior year	—	—
Decreases due to lapse of statute of limitations	—	—
Related interest and penalties, net of federal tax benefit	—	—
Balance at December 31	$29	$29

The deferred tax asset amounts related to NOL and credit carryforwards have been reduced by approximately $527,000 of uncertain tax positions. The Company expects that any future changes in the unrecognized tax benefit will have no impact on the Company’s effective tax rate due to the existence of the valuation allowance.

The Company’s policy is to include interest and penalties on uncertain tax positions in income tax expense, but they are not significant at December 31, 2018. The Company files its tax returns by the laws of the jurisdictions in which it operates. The Company’s federal tax returns for fiscal years June 30, 2015 and subsequent and California tax returns for fiscal years June 30, 2014 and subsequent, are still subject to examination. Various state and foreign jurisdictions’ tax years remain open to examination as well, though the Company believes any additional assessment will be immaterial to its consolidated financial statements.  The Company does not have any open examinations as of December 31, 2018. As of December 31, 2018, the operations of Qualstar Corporation Singapore Private Limited (“QC Singapore”) and Qualstar Limited were not material for tax purposes and had no significant impact on the year-end tax provision.

Note 4 – Preferred Stock

Qualstar’s Articles of Incorporation allow for the Board of Directors to issue up to 5,000,000 shares of preferred stock. The Board of Directors has authority to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares of preferred stock without any future vote or action by the shareholders. At December 31, 2018 and 2017, there were no outstanding shares of preferred stock.

Note 5 –Stock Based Compensation

No share-based compensation associated with outstanding stock options and restricted stock grants was recorded during the twelve months ended December 31, 2018. Approximately $413,000 was recorded for the twelve months ended December 31, 2017. No income tax benefit was recognized in the statements of comprehensive income (loss) for share-based arrangements in any period presented.

Stock Option Plan

The Company has two share-based compensation plans as described below.

Qualstar adopted the 2008 Stock Incentive Plan (the “2008 Plan”) under which incentive and nonqualified stock options and restricted stock may be granted for shares of common stock. The 2008 Plan expired in 2018 and no additional options may be granted under that plan. However, 20,000 options that were previously granted under the 2008 Plan will continue under their terms.

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

With respect to options, the fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses various inputs, including volatility, expected term and risk-free interest rate. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination in determining forfeiture rates. The expected term of options granted is estimated based on the vesting term of the award, historical employee exercise behavior, expected volatility of the Company’s stock and an employee’s average length of service. The risk-free interest rate used in this model correlates to a U.S. constant rate Treasury security with a contractual life that approximates the expected term of the option award. No options were granted in the fiscal year ended December 31, 2018. The following table summarizes the assumptions used in the Black-Scholes model to determine the fair value of stock options granted in the fiscal year ended December 31, 2017.

Fiscal Year Ended December 31, 2017
Expected lives, in years	5.0
Estimated volatility	36.89%
Dividend yield	—
Risk-free interest rate	1.92%
Weighted average fair value on grant date	$2.50

The following table summarizes all stock option activity:

Options	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	23,333	9.49	6.43	—
Granted	165,300	7.08	—	—
Exercised	(600)	7.08	—	—
Forfeited, canceled or expired	—	—	—	—
Outstanding at December 31, 2017	188,033	7.38	8.63	—
Granted	—	—	—	—
Exercised	(5,500)	7.08	—	—
Forfeited, canceled or expired	(4,533)	15.23	—	—
Outstanding at December 31, 2018	178,000	7.19	8.63	—
Exercisable at December 31, 2018	178,000	$7.19	8.63	$—

At December 31, 2018 and 2017, there is no unrecognized compensation cost related to non-vested share-based compensation awards granted. No shares vested during the year ended December 31, 2018. The total fair value of shares vested for the year ended December 31, 2017 was $413,000.

Note 6 – Stockholders’ Equity

On December 5, 2018, the board of directors approved a stock repurchase program (the “Stock Repurchase Program”) to repurchase shares of the Company’s common stock. The program permitted repurchases of up to a maximum aggregate purchase price of $2,400,000 and the number of shares of Common Stock repurchased shall not exceed 409,000. As of December 31, 2018, under the Stock Repurchase Program 18,102 shares have been repurchased and the program expires December 5, 2019.

Note 7 – Net Earnings Per Share

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

	December 31, 2018	December 31, 2017
In thousands (except per share amounts):
Net income (a)	$1,486	$640
Weighted average outstanding shares of common stock (b)	2,030	2,042
Dilutive potential common shares from employee stock options	27	-
Common stock and common stock equivalents (c)	2,057	2,042
Income per share:
Basic net income per share (a)/(b)	$0.73	$0.31
Diluted net income per share (a)/(c)	$0.72	$0.31

For the twelve months ended December 31, 2018, 4,666 outstanding stock options were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive.

Note 8 – Commitments

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

Effective April 1, 2016, a two-year lease was signed for 1,359 square feet for $2,500 per month in Singapore, which has been renewed until March 31, 2020.

The Company provides for rent expense on a straight-line basis over the lease terms.

Future minimum lease payments under these leases are as follows:

Years Ending December 31,	Minimum Lease Payment	Sublease Revenue	Net Minimum Lease Payment
2019	297	(147)	150
2020	155	(12)	143
2021	23	-	23
Total Commitment	$475	$(159)	$316

Rent expense for the twelve months ended December 31, 2018 and 2017 was $151,000 and $145,000, respectively.

Note 9 – Segment Information

Based on the provisions of ASC 280, “Segment Reporting,” and the manner in which the Chief Operating Decision Maker analyzes the business, Qualstar has determined that it has two separate operating segments: power supply and data storage. Segment revenue, loss before income taxes and total assets were as follows, in thousands:

	Twelve Months Ended December 31,
	2018	2017
Revenue
Power Supplies	$5,927	$6,297
Data Storage:
Product	3,111	2,427
Service	3,191	1,917
Total Data Storage	$6,302	$4,344

Total Revenue	$12,229	$10,641

	Twelve Months Ended December 31,
	2018	2017
Income (loss) before Taxes
Power Supplies	$(153)	$27
Data Storage	1,643	630

Total Income (Loss) before Income Taxes	$1,490	$657

	December 31, 2018	December 31, 2017
Total Assets
Power Supplies
Cash and cash equivalents	381	721
Accounts receivable, net	1,048	831
Inventories, net	1,576	725
Property and equipment	47	64
Other assets	102	8
	3,154	2,349
Data Storage
Cash and cash equivalents	4,400	3,977
Restricted cash	100	100
Accounts receivable, net	761	971
Inventories, net	1,321	839
Property and equipment	65	108
Other assets	197	223
	6,844	6,218
Total Assets	$9,998	$8,567

In its operation of the business, management reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with GAAP. Our two segments are power supplies and data storage. The two segments discussed in this analysis are presented in the way we internally managed and monitored performance for the twelve months ended December 31, 2018. Internal resources were billed for the twelve months ended December 31, 2018 and 2017. Until the creation of our subsidiary to operate our power supply business, the power supplies segment tracked certain assets separately, and all others were recorded in the data storage segment for internal reporting presentations. Upon the creation of N2Power, Inc., the assets were separated and the internal resources were billed appropriately.

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

Geographic Information

Information regarding revenues attributable to Qualstar’s primary geographic operating regions is as follows, in thousands:

	Twelve Months Ended December 31,
	2018	2017
Total Revenue:
North America	$6,957	$6,629
Europe	1,849	1,910
Asia Pacific	3,276	1,878
Other	147	224
	$12,229	$10,641
Power Supply Revenue:
North America	3,356	3,787
Europe	1,220	1,262
Asia Pacific	1,351	1,248
Other	—	—
	$5,927	$6,297
Data Storage Revenue:
North America	3,601	2,842
Europe	629	648
Asia Pacific	1,925	630
Other	147	224
	$6,302	$4,344

The geographic classification of revenues is based upon the location to which the product is shipped. Qualstar does not have any significant long-lived assets outside of the United States.

Note 10 – Legal Proceedings

Qualstar is subject to a variety of claims and legal proceedings that arise from time to time in the ordinary course of our business. Although management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. We accrue loss contingencies in connection with our commitments and contingencies, including litigation, when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. As of December 31, 2018, an amount of $100,000 was accrued for fees and costs related to a threatened dispute. No accrual was necessary as of December 31, 2017.

Note 11 – Benefit Plans

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

Note 12 – Related Party Transactions

Steven N. Bronson is the Company’s CEO and is also the President and CEO and a majority shareholder of Interlink Electronics, Inc. (“Interlink”) and BKF Capital Group, Inc. (“BKF”). Interlink reimburses Qualstar for leased space at the Simi Valley facility and for other administrative expenses paid by or on behalf of the Company. The total amount charged to Interlink for the twelve months ended December 31, 2018 and 2017, was $17,000 and $13,000, respectively. Interlink owed Qualstar $2,000 and $2,000 at December 31, 2018 and December 31, 2017, respectively.

The Company reimburses Interlink for expenses paid on the Company’s behalf. On December 1, 2017, the Company entered into a Consulting Agreement with Interlink. Pursuant to the Consulting Agreement, Interlink performs project management services to the Company. Interlink receives $15,000 per month, or less depending on the project, plus expenses for these services. Also, Interlink occasionally pays travel and other expenses incurred by Qualstar employees. The Company reimbursed Interlink $213,000 and $28,000 for the twelve months ended December 31, 2018 and 2017, respectively. Qualstar owed Interlink $3,000 and $17,000, at December 31, 2018 and December 31, 2017, respectively.

The Company reimburses BKF for expenses paid on the Company’s behalf. BKF occasionally pays consulting expenses incurred by Qualstar. The Company reimbursed BKF $1,000 for the twelve months ended December 31, 2018 and no expenses were reimbursed for the twelve months ended December 31, 2017. Qualstar owed BKF $1,000 at December 31, 2018 and no amount as of December 31, 2017.

Note 13 – Subsequent Events

None.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Qualstar’s disclosure controls and procedures as of December 31, 2018, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over financial reporting

We did not make any changes in our internal control over financial reporting during the twelve months ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework” in 2013. Based on our assessment, we have concluded that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.

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

Name	Age	Position
Steven N. Bronson	53	President, Chief Executive Officer and Director
David J. Wolenski	57	Director and Chairman of the Board of Directors
Leonard A. Hagan	66	Director
Nicholas A. Yarymovych	54	Director

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

Name	Age	Position
Steven N. Bronson	53	President and Chief Executive Officer
Louann L. Negrete	59	Chief Financial Officer

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

Leonard A. Hagan is a founding partner at Hagan & Burns CPA’s P.C. (“Hagan & Burns”) where he provides financial and regulatory services to the broker dealer community as well as tax planning services to the firm’s clients. Prior to founding Hagan & Burns in 1995, Mr. Hagan worked for several years at the accounting firm of S.D. Leidesdorf & Co. where he was a manager, which was then merged into Ernst & Whitney. Following his time at S.D. Leidesdorf & Co. and Ernst & Whitney, Mr. Hagan spent three years at Credit Suisse until he founded his own accounting firm. Mr. Hagan has over forty years’ experience as a Certified Public Accountant and over twenty years as a licensed Financial and Operation Principal. Mr. Hagan is registered today as the Financial and Operating Principal for the following broker dealers registered with the Securities and Exchange Commission: Livingston Securities, LLC, Spoke Financial LLC and Core Financial LLC. Mr. Hagan is also a director of Ridgefield Acquisitions Corp. and BKF Capital Group Inc., each of which are publicly traded companies. Mr. Hagan earned a Bachelor of Arts degree in Economics from Ithaca College and continued his education at Cornell University where he received his MBA in accounting and finance. The Board has concluded that Mr. Hagan should serve on our Board based on his financial expertise and his experience of being a public company director.

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

Board and Committee Meeting Attendance

During the twelve months ended December 31, 2018, our Board of Directors held seven meetings, our Audit Committee held four meetings, our Compensation Committee held three meetings and our Nominating and Governance Committee held one meeting. Each director attended (or participated by telephone in) 100% of the total number of meetings of the Board and committees on which he served.

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

To our knowledge, based solely on a review of the copies of Section 16(a) reports furnished to us and a review of the shareholders register, during the twelve months ended December 31, 2018, our officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements.

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

Components of Executive Compensation

For the twelve months ended December 31, 2018, the principal components of compensation for named executive officers were: (1) base salary, (2) performance-based incentive compensation, (3) long-term equity incentive compensation, (4) personal benefits, and (5) other compensation. In determining the amount and relative allocation among each component of compensation for each named executive officer, the Compensation Committee considered, among other factors, the Company’s and each executive officer’s experience level and historical performance, compensation paid by companies comparable in size to Qualstar, data obtained from management’s recruitment activities, historical rates of executive compensation, Company revenues and profitability, and alignment with the Company’s overall compensation philosophy.

Summary Compensation Table

The following table shows information about the compensation awarded to, earned by and paid to Mr. Steven N. Bronson and Ms. Louann Negrete (collectively referred to as our “named executive officers”) during the years ended December 31, 2018 and 2017. Mr. Bronson and Ms. Negrete were the Company’s only two “named executive officers,” as defined under Item 402 of Regulation S-K promulgated by the SEC, for such fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus (1)	Option Awards (2)	All Other Compensation (3)	Total
Steven N. Bronson	2018	$200,000	$140,000	$-	$1,516	$341,516
Chief Executive Officer	2017	176,383	140,000	250,000	1,426	567,809

Louann Negrete	2018	149,615	7,500	-	1,516	158,631
Chief Financial Officer	2017	139,808	10,100	25,000	1,222	176,130

(1)	The amounts shown in this column reflect discretionary bonuses paid to the named executive officers.

(2)

The amounts shown in this column represent the aggregate grant date fair value of the equity-based compensation granted to the named executive officers as computed in accordance with FASB ASC Topic 718. Pursuant to SEC rules, these amounts exclude the impact of estimated forfeitures related to service-based vesting conditions. The assumptions used in calculating the aggregate grant date fair value of the awards reported in the column are set forth in our financial statements included herein in Note 5. The amounts reported in this column reflect the accounting cost for these awards and do not correspond to the actual economic value that may be received by the named executive officers for the awards.

(3)	The amounts shown in this column represent premiums paid by the Company for life and disability insurance.

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

Performance-Based Incentive Compensation

The Company utilizes an annual discretionary cash bonus program, which is intended to reward executive officers based on the Company’s overall performance and the individual named executive officer’s contributions to that performance. In determining an annual discretionary bonus for each named executive officer, we evaluate performance as measured against certain objective financial metrics as well as individual performance goals. We believe that the performance-based incentive compensation provides incentives that are necessary to retain executives and reward them for our short-term performance in the pursuit of our larger business objectives and is designed to provide for a portion of our cash compensation for named executive officers to be variable based upon Company and individual performance.

Long-Term Equity Incentive Compensation

The Company has a long-term equity incentive plan, which is intended to retain executive officers and reward executive officers based on the Company’s performance. Equity incentives, such as stock options and restricted stock awards, have been granted to executive officers as long-term incentives in order to align executives’ performance with the interests of the Company’s shareholders and also to encourage retention. No equity incentives were granted to executive officers in the twelve months ended December 31, 2018.

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

Employment of Steven N. Bronson

The Company was party to an employment agreement with Mr. Bronson that commenced on June 1, 2016 and expired on December 31, 2016. The employment agreement provided Mr. Bronson with a base salary of $160,000 and eligibility to earn a discretionary cash bonus up to 100% of his base salary, based on his achievement of various performance goals, as well as other general employment terms.

Subsequent to the expiration of his employment agreement, on August 3, 2017 the Compensation Committee (i) approved an increase in Mr. Bronson’s base salary from $160,000 to $200,000, (ii)  approved a $100,000 cash bonus to Mr. Bronson based on the Company achieving profitability and positive cash flow for the six months ended June 30, 2017 and (iii) awarded Mr. Bronson an option to purchase 100,000 shares of the Company’s common stock as further described above under the heading “Long Term Equity Compensation”. On December 14, 2018, the Compensation Committee approved a cash bonus to Mr. Bronson in the amount of $140,000 based on the Company’s performance in 2018. The Company is currently in the process of negotiating a new employment agreement with Mr. Bronson.

Tax and Accounting Implications

Under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), we generally receive a federal income tax deduction for compensation paid to any of our named executive officers only to the extent total compensation does not exceed $1.0 million during any fiscal year or if it is “performance-based” under Section 162(m) of the Code. During the years ending December 31, 2018 and 2017, none of the executive officers of the Company had non-performance-based compensation in excess of $1,000,000.

Outstanding Equity Awards at Year Ending December 31, 2018

The following table provides information regarding outstanding equity awards held by each named executive officer as of December 31, 2018.

Outstanding Equity Awards at December 31, 2018

	Option Awards (1)

	Number of Securities Underlying Unexercised Options (#)			Option Exercise Price ($)	Option Expiration Date
Name	Exercisable		Unexercisable
Steven N. Bronson	16,667	(1)	—	7.38	8/20/2024
	100,000	(2)		7.08	8/3/2027
Louann Negrete	10,000	(2)		7.08	8/3/2027

(1)	Each stock option was granted pursuant to our 2008 Plan. The stock option vested immediately on the grant date, August 20, 2014.
(2)	Each stock option was granted pursuant to our 2017 Plan. The stock option vested immediately on the grant date, August 3, 2017.

Director Compensation

Each of our non-employee directors receives cash fees as compensation for his service on our Board of Directors and the committees of the Board of Directors on which he is a member. During the fiscal year ending December 31, 2018, each of our non-employee directors received a stipend of $15,000 per year, paid quarterly, for service on the Board of Directors. The Chairman of the Audit Committee received an additional stipend of $5,000 per year, paid quarterly, the Chairman of the Compensation Committee received an additional stipend of $3,000 per year, paid quarterly, the Chairman of the Nominating and Governance Committee received an additional stipend of $3,000 per year, paid quarterly, and the Chairman of the Board of Directors received an additional stipend of $7,500 per year, paid quarterly. No additional stipends were paid for service on a committee of the Board of Directors other than as Chairman of such committee. No fees were paid for service on the Board of Directors to directors who were also employees of the Company.

The table below sets forth cash compensation earned by each person who served as a non-employee director of our Board of Directors during the fiscal year ending December 31, 2018. Steven N. Bronson, who is our Chief Executive Officer, was an employee during the fiscal year ending December 31, 2018 and received no additional compensation for his service as a member of our Board of Directors. The compensation received by Mr. Bronson, as a named executive officer of the Company, is presented in “Executive Compensation—Summary Compensation Table” above.

Director Compensation Table for the Twelve Months Ended December 31, 2018
Name	Fees Earned or Paid in Cash	Stock Awards	Total

David J. Wolenski	$25,500	$-	$25,500
Leonard A. Hagan	20,000	-	20,000
Nicholas A. Yarymovych	18,000	-	18,000

The non-employee directors were awarded 5,000 stock options on August 3, 2017 pursuant to the Company’s 2017 Plan. The options have an exercise price of $7.08 per share, a term of ten years and were fully vested upon grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 1, 2019 for:

●	each person (or group of affiliated persons) who we know beneficially owns more than 5% of our common stock;

●	each of our directors;

●	each of the named executive officers; and

●	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Except as indicated by footnote, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned, subject to community property laws where applicable. The percentage of shares beneficially owned is based on 1,995,912 shares of common stock outstanding as of March 1, 2019. Shares of common stock subject to options currently exercisable or exercisable within 60 days of March 1, 2019, are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person. The address for those individuals for which an address is not otherwise indicated is: c/o Qualstar Corporation, 130 W. Cochran St. Unit C, Simi Valley, California 93065.

	Common	Options Exercisable Within 60	Beneficial Ownership
Name	Shares Owned	Days (1)	Number	Percent
BKF Asset Holdings, Inc. (2)	548,085	—	548,085	27.5%
Steven N. Bronson, Chief Executive Officer (3)	24,617	116,667	679,369	34.5%

Renaissance Technologies LLC (4)	159,700	—	159,700	8.0%
800 Third Avenue; New York, New York 10022

Louann Negrete, Chief Financial Officer	—	10,000	10,000	*

Leonard A. Hagan, Director (5)	13,444	5,000	18,444	*

Nicholas A. Yarymovych, Director (6)	6,667	5,000	11,667	*

David J. Wolenski, Director (7)	833	5,000	5,833	*

All directors and officers as a group (5 persons)	593,646	141,667	735,313	36.8%

*Less than 1.0%

(1)	Represents shares that may be acquired upon exercise of stock options which are either currently vested or will vest within 60 days of March 8, 2019.

(2)	Based on information contained in reports filed with the Securities and Exchange Commission, BKF Asset Holdings, Inc. is the owner of 548,085 shares of Qualstar common stock.

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

(4)

Based on information contained in reports filed with the Securities and Exchange Commission, Renaissance Technologies LLC, an investment adviser, beneficially owns 159,700 shares as of December 31, 2018.

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

Additional Equity Compensation Plan Information

Information regarding Qualstar’s equity compensation plans as of December 31, 2018 is included in Item 5 of this report and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

In accordance with the charter of the Audit Committee of our Board of Directors, the Audit Committee is responsible for reviewing any proposed transaction with any related person which involves a potential conflict of interest or for which approval is required under applicable Securities and Exchange Commission and NASDAQ rules. Currently, this review and approval requirement applies to any transaction to which Qualstar will be a party, in which the amount involved exceeds the lesser of $120,000 or one percent of the average of Qualstar’s total assets at year-end for the last two completed fiscal years, and in which any of the following persons will have a direct or indirect material interest: (a) any of our directors or executive officers, (b) any nominee for election as a director, (c) any security holder who is known to us to own of record or beneficially more than five percent of our common stock, or (d) any member of the immediate family of any of the persons described in the foregoing clauses (a) through (c).

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

Steven N. Bronson is the Company’s CEO and is also the President and CEO and a majority shareholder of Interlink Electronics, Inc. (“Interlink”) and BKF Capital Group, Inc. (“BKF”). Interlink reimburses Qualstar for leased space at the Simi Valley facility and for other administrative expenses paid by or on behalf of the Company. The total amount charged to Interlink for the twelve months ended December 31, 2018 and 2017, was $17,000 and $13,000, respectively. Interlink owed Qualstar $2,000 and $2,000 at December 31, 2018 and December 31, 2017, respectively.

The Company reimburses Interlink for expenses paid on the Company’s behalf. On December 1, 2017, the Company entered into a Consulting Agreement with Interlink. Pursuant to the Consulting Agreement, Interlink performs project management services to the Company. Interlink receives $15,000 per month, or less depending on the project, plus expenses for these services. Also, Interlink occasionally pays travel and other expenses incurred by Qualstar employees. The Company reimbursed Interlink $213,000 and $28,000 for the twelve months ended December 31, 2018 and 2017, respectively. Qualstar owed Interlink $3,000 and $17,000, at December 31, 2018 and December 31, 2017, respectively.

The Company reimburses BKF for expenses paid on the Company’s behalf. BKF occasionally pays consulting expenses incurred by Qualstar. The Company reimbursed BKF $1,000 for the twelve months ended December 31, 2018 and no expenses were reimbursed for the twelve months ended December 31, 2017. Qualstar owed BKF $1,000 at December 31, 2018 and no amount as of December 31, 2017.

Director Independence

Our Board has determined that all of our current directors, who served on our Board during the 2018 fiscal year at the time of their service, satisfied the “independent director” standards established by rules of The NASDAQ Stock Market, Inc. (“NASDAQ”), except for Steven N. Bronson. Each director serving on the Audit Committee of our Board, at the time of their service also met the more stringent independence requirements established by Securities and Exchange Commission rules applicable to audit committees. Our Board has determined that no director has a relationship that would interfere with the exercise of independent judgment in carrying out his responsibilities as a director. There are no family relationships among any of the directors or executive officers of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accountants

The table below includes the aggregate fees billed by RBSM, LLP, our independent registered public accounting firm for each of the years ended December 31, 2018 and 2017.

	Twelve Months Ended December 31,
	2018	2017

Audit Fees	$78,250	$84,362
Audit related fees	-	-
Tax fees	64,588	37,500
All other fees	18,175	9,050
Total fees	$161,013	$130,912

Audit Fees. Audit fees include fees for professional services rendered in connection with the audit of our consolidated financial statements for each year and reviews of our unaudited condensed consolidated quarterly financial statements, as well as fees related to consents and reports in connection with regulatory filings for those fiscal years.

Audit Related Fees. We did not incur any fees during the last two completed fiscal years for assurance and related services.

Tax Fees. Tax fees include fees for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees. All other fees include fees for professional services rendered for financial reporting compliance with accounting standards.

Audit Committee Pre-Approval Policies and Procedures

Our Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accountants in accordance with applicable Securities and Exchange Commission rules. The Audit Committee adopted a written pre-approval policy on June 25, 2003, and all services performed by RBSM and Everest Ito Group, a tax consultant to the Company, have been pre-approved in accordance with the Audit Committee’s pre-approval policy. The Audit Committee generally pre-approves particular services or categories of services on a case-by-case basis. The independent registered public accountants and management periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accountants in accordance with these pre-approvals, and the fees for the services performed to date.

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

10.2***	2008 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to Qualstar’s Report on Form 10-Q/A for the fiscal quarter ended March 31, 2009.
10.3

Standard Multi-Tenant Offices Lease between K-Swiss, Inc. and Qualstar Corporation, dated December 8, 2014, concerning the property located at 31248 Oak Crest Dr, Westlake Village, CA 91361, incorporated by reference to Exhibit 10.12 to Qualstar’s report on Form 10-Q for the fiscal quarter ended December 31, 2014.

10.4

Industrial Real Estate Lease between Cypress Pointe Simi Valley, LLC and Qualstar Corporation, dated December 15, 2014 concerning the property located at 130 West Cochran St., Simi Valley, CA 93065, incorporated by reference to Exhibit 10.13 to Qualstar’s report on Form 10-Q for the fiscal quarter ended December 31, 2014.

10.5

Sublease Agreement between Interlink Electronics, Inc and Qualstar Corporation, dated July 1, 2015, concerning space at 130 West Cochran Street, Unit C; Simi Valley, CA 93065, incorporated by reference to Exhibit 10.14 to Qualstar’s report on Form 10-K for the year ended June 30, 2015.

10.6

Tenancy Agreement between Hudson Development PTE LTD and Qualstar Corporation Singapore PTE LTD, dated January 22, 2016 concerning space at 16 New Industrial Road, Singapore 536204, incorporated by reference to Exhibit 10.15 to Qualstar’s report on Form 10-KT for the transition year ended December 31, 2015.

10.7

Sublease agreement between Feld Care Therapy, Inc. d.b.a. Well Care Connects and Qualstar Corporation, dated March 22, 2016 concerning space at 31248 Oak Crest Drive Suite 120, Westlake Village, CA 91361, incorporated by reference to Exhibit 10.16 to Qualstar’s report on Form 10-KT for the transition year ended December 31, 2015.

10.8***	Employment Agreement with Steven N. Bronson, dated June 1, 2016 incorporated by reference to Exhibit 10.10 to Qualstar’s report on Form 8-K dated June 7, 2016.
10.9***	Qualstar Corporation 2017 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.1 to Qualstar’s report on Form 8-K/A dated June 13, 2017.
14.1	Code of Business Conduct and Ethics, incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-K for the fiscal year ended June 30, 2004.
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm (RBSM LLP).
24.1*	Power of Attorney (included on signature page).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith

** Furnished herewith

***Each a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALSTAR CORPORATION

Date: March 7, 2019	By:	/s/ STEVEN N. BRONSON
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

Signature	Title	Date

/s/ STEVEN N. BRONSON	Chief Executive Officer, President and Director	March 7, 2019
Steven N. Bronson
(Principal executive officer)

/s/ LOUANN NEGRETE	Chief Financial Officer	March 7, 2019
Louann Negrete	(Principal financial and accounting officer)

/s/ DAVID J. WOLENSKI	Chairman of the Board of Directors	March 7, 2019
David J. Wolenski

/s/ LEONARD A. HAGAN	Director	March 7, 2019
Leonard A. Hagan

/s/ NICHOLAS A. YARYMOVYCH	Director	March 7, 2019
Nicholas A. Yarymovych