Form 10-Q
period 2019-03-31
QUALSTAR CORP
filed 2019-05-07
CIK 758938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock	QBAK	The NASDAQ Capital Market

At May 2, 2019 the issuer had 1,959,021 shares of common stock, no par value, issued and outstanding.

QUALSTAR CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	●	Condensed Consolidated Balance Sheets — March 31, 2019 (unaudited) and December 31, 2018	1

	●	Unaudited Condensed Consolidated Statements of Operations — Three months ended March 31, 2019 and 2018	2

	●	Unaudited Condensed Consolidated Statements of Shareholders’ Equity — Three months ended March 31, 2019 and 2018	3

	●	Unaudited Condensed Consolidated Statements of Cash Flows — Three months ended March 31, 2019 and 2018	4

	●	Notes to unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		17

Item 3.	Qualitative and Quantitative Disclosures About Market Risk		21

Item 4.	Controls and Procedures		21

PART I — FINANCIAL INFORMATION

ITEM 1.   Financial Statements

QUALSTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,665	$4,781
Restricted cash	100	100
Accounts receivables, net	1,745	1,809
Inventories, net	2,775	2,897
Prepaid expenses and other current assets	188	180
Total current assets	9,473	9,767
Non-current assets:
Property and equipment, net	99	112
Right-of-use	363	-
Other assets	132	119
Total non-current assets	594	231
Total assets	$10,067	$9,998

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$943	$1,023
Accrued payroll and related liabilities	175	185
Deferred service revenue, short-term	740	736
Lease liabilities, current	229	-
Other accrued liabilities	524	559
Total current liabilities	2,611	2,503
Long-term liabilities:
Other long-term liabilities	40	40
Lease liabilities, long term	152	-
Deferred service revenue	124	127
Total long-term liabilities	316	167
Total liabilities	2,927	2,670

Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued	-	-
Common stock, no par value; 50,000,000 shares authorized, shares issued and outstanding 1,971,283 at March 31, 2019 and 2,030,017 shares at December 31, 2018	19,097	19,426
Accumulated deficit	(11,957)	(12,098)
Total shareholders’ equity	7,140	7,328
Total liabilities and shareholders’ equity	$10,067	$9,998

See notes to condensed consolidated financial statements.

QUALSTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

  (In thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Net revenues	$2,856	$2,935
Cost of goods sold	1,936	1,507
Gross profit	920	1,428
Operating expenses:
Engineering	123	121
Sales and marketing	308	295
General and administrative	353	422
Total operating expenses	784	838
Income from operations	136	590
Other income	5	-
Income before income taxes	141	590
Provision for income taxes	-	-
Net Income	$141	$590
Earnings per share:
Basic	$0.07	$0.29
Diluted	$0.07	$0.28
Shares used in per share calculation:
Basic	1,971	2,048
Diluted	1,971	2,101

See notes to condensed consolidated financial statements.

QUALSTAR CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Accumulated Other Comprehensive Income	Accumulated
	Shares	Amount	(Loss)	Deficit	Total
Balances at December 31, 2017	2,043	$19,480	$—	$(13,584)	$5,896
Exercise of stock options	5	34	—	—	34
Net income	—	—	—	590	590
Balances at March 31, 2018	2,048	$19,514	$—	$(12,994)	$6,520

	Common Stock		Accumulated Other Comprehensive Income	Accumulated
	Shares	Amount	(Loss)	Deficit	Total
Balances at December 31, 2018	2,030	$19,426	$—	$(12,098)	$7,328
Stock repurchase	(59)	(329)	—	—	(329)
Net income	—	—	—	141	141
Balances at March 31, 2019	1,971	$19,097	$—	$(11,957)	$7,140

See notes to condensed consolidated financial statements.

QUALSTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

(In thousands)

	Three months Ended March,
	2019	2018
Cash flows from operating activities:
Net income	$141	$590
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13	30
Provision for inventory obsolescence	36	87
Amortization of right of use	33	-
Changes in operating assets and liabilities:
Accounts receivable	64	(177)
Inventories	86	(134)
Prepaid expenses and other current assets	(21)	(8)
Accounts payable	(80)	(262)
Accrued payroll and related liabilities	(10)	(6)
Deferred service revenue	1	394
Lease liabilities	(36)	-
Other accrued liabilities	(14)	(15)
Total adjustments	72	(91)
Net cash provided by operating activities	213	499

Cash flows from financing activities:
Proceeds from the exercise of stock options	-	34
Purchase of common stock	(329)	-
Net cash provided by (used in) financing activities	(329)	34

Net increase (decrease) in cash, restricted cash and cash equivalents	(116)	533

Cash, restricted cash and cash equivalents at beginning of period	4,881	4,798

Cash, restricted cash and cash equivalents at end of period	$4,765	$5,331

Supplemental cash flow disclosures:

Income taxes paid	$-	$-

See notes to condensed consolidated financial statements.

QUALSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2018, has been derived from audited consolidated financial statements. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as our annual audited consolidated financial statements and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements.

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

The Company's significant accounting policies are disclosed in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 7, 2019 (the “Annual Report”). There were no material changes to the significant accounting policies during the three months ended March 31, 2019, apart from the Company's accounting policy related to the accounting for leases, as discussed below.

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

Deferred service revenue is shown separately in the condensed consolidated balance sheets as current and long term.  At March 31, 2019 we had deferred service revenue of approximately $864,000.  At December 31, 2018, we had deferred service revenue of approximately $863,000.

Legal and Other Contingencies

The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. An estimated loss from a loss contingency such as a legal proceeding or claim is accrued by a charge to income if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. When legal costs that the entity expects to incur in defending itself in connection with a loss contingency accrual are expected to be material, the loss should factor in all costs and, if the legal costs are reasonably estimable, they should be accrued in accordance with ASC 450, regardless of whether a liability can be estimated for the contingency itself. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. Changes in these factors could materially impact our condensed consolidated financial statements. At March 31, 2019 we had a loss contingency of $97,000.  At December 31, 2018, we had a loss contingency reserve of $100,000.

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

We may periodically undergo examinations by the federal and state regulatory authorities and the Internal Revenue Service. We may be assessed additional taxes and/or penalties contingent on the outcome of these examinations. Our previous examinations have not resulted in any unfavorable or significant assessments. No provision is required, as the Company has net operating loss carryforwards available to offset taxable income.

Leases

Effective January 1, 2019, the Company accounts for its leases under ASC 842, Leases.  Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases, and are recorded on the consolidated balance sheet as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate.  Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term.  For operating leases, interest on the lease liability and the amortization of the right of use asset result in straight-line rent expense over the lease term.  For finance leases, interest on the lease liability and the amortization of the right of use asset results in front-loaded expense over the lease term.  Variable lease expenses are recorded when incurred.

In calculating the right of use asset and lease liability, the Company elects to combine lease and non-lease components.  The Company excludes short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election, and recognizes rent expense on a straight-line basis over the lease term.

 The Company continues to account for leases in the prior period financial statements under ASC Topic 840.

Operating Segments

The Company operates in two segments, Data Storage and Power Supplies. Operating segments are identified as functional groups within an enterprise in which discrete financial information is utilized by the chief operating decision maker in allocating resources and assessing performance. In the case of Qualstar, the chief operating decision maker is its President and Chief Executive Officer. This position maintains decision-making control over, and assesses the performance of, the two divisional levels of the Company.

 QUALSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting guidance adopted

FASB issued ASU 2016-02, ASU 2018-09, ASU 2018-10, 2018-11, and 2019-01 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements and to provide guidance related to accounting for leases, such as the application of an implicit rate, lessee reassessment of lease classification and certain transition adjustments. The Company elected ASU-11’s alternative transition approach of recording lease liabilities and right-of-use assets via a cumulative effect adjustment to retained earnings at the date of adoption. Effective January 1, 2019, the Company adopted ASU 2016-02, ASU 2018-09, ASU 2018-10, 2018-11 and 2019-0. The result is the recording of the lease liability and the right-of-use asset to the balance sheet and it did not have a material effect on our consolidated results of operations or consolidated cash flows.

In June 2018, the FASB issued ASU 2018-07 as a simplification for the accounting for non-employee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation-Stock Compensation. This standard is effective for fiscal years beginning after December 15, 2018. Effective January 1, 2019, the Company adopted ASU 2018-07 and it did not have a material effect on our consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02 to provide guidance related to adjustments for deferred tax assets and liabilities based on the changes created by the U.S. federal government tax bill enacted December 22, 2017. This standard is effective for fiscal years beginning after December 15, 2018. Effective January 1, 2019, the Company adopted ASU 2018-02 and it did not have a material effect on our consolidated financial statements.

NOTE 3 - BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet accounts (in thousands):

Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value. Inventories are comprised as follows (in thousands):

	March 31, 2019	December 31, 2018
	(unaudited)
Raw materials	$112	$136
Finished goods	2,663	2,761
Net inventory balance	$2,775	$2,897

Property and equipment, net

The components of property and equipment are as follows (in thousands):

	March 31, 2019	December 31, 2018
	(unaudited)
Leasehold improvements	$114	$114
Furniture and fixtures	286	286
Machinery and equipment	844	844
	1,244	1,244
Less accumulated depreciation and amortization	(1,145)	(1,132)
Property and equipment, net	$99	$112

 QUALSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

Depreciation and amortization expense for the three months ended March 31, 2019 and 2018 was $13,000 and $30,000 (unaudited), respectively.

Other Accrued Liabilities

The components of other liabilities are as follows (in thousands):

	March 31, 2019	December 31, 2018
	(unaudited)
Accrued warranty	$364	$365
Accrued outside commissions	50	41
Accrued contingent legal fees	97	100
Deferred rent	-	22
Other accrued liabilities	13	31
Total other accrued liabilities	$524	$559

NOTE 4 –CONTINGENCIES

Accrued Warranty

We provide a three-year advance replacement warranty on all XLS and RLS libraries and a two-year warranty on our Q-Series libraries. This includes replacement of components, or if necessary, complete libraries. XLS libraries sold in North America also include one year of on-site service. Customers may purchase on-site service if they are located in the United States, Canada, and selected countries in Europe, Asia Pacific and Latin America. All customers may purchase extended warranty service coverage upon expiration of the standard warranty.

We provide a three-year warranty on all power supplies that includes repair or if necessary, replacement of the power supply.

A provision for costs related to warranty expense is recorded when revenue is recognized, which is estimated based on historical warranty costs incurred.

Activity in the liability for product warranty (included in other accrued liabilities) for the periods presented is as follows (in thousands):

	Three months Ended March 31, 2019	Year Ended December 31, 2018
	(unaudited)
Beginning balance	$365	$322
Cost of warranty claims	(9)	(15)
Accruals for product warranties	8	58
Ending balance	$364	$365

 QUALSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

NOTE 5 – NET EARNINGS PER SHARE

Basic net earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding.   Diluted net earnings per share has been computed by dividing net earnings by the weighted average common shares outstanding plus dilutive securities or other contracts to issue common stock as if these securities were exercised or converted to common stock.

The following table sets forth the computation of basic and diluted net income per share for the periods indicated, in thousands, except per share amounts.

	Three Months Ended March 31,
	2019	2018
	(unaudited)	(unaudited)
Net Income (a)	$141	$590
Weighted average outstanding shares of common stock (b)	1,971	2,048
Dilutive potential common shares from employee stock options	-	53
Common stock and common stock equivalents (c)	1,971	2,101
Income per share:
Basic net income per share (a)/(b)	$0.07	$0.29
Diluted net income per share (a)/(c)	$0.07	$0.28

For the three months ended March 31, 2019 and 2018, 178,000 and 4,666 outstanding stock options were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive.

NOTE 6 – STOCKHOLDERS’ EQUITY

On December 5, 2018, the board of directors approved a stock repurchase program (the “Stock Repurchase Program”) to repurchase shares of the Company’s common stock. The program permitted repurchases of up to a maximum aggregate purchase price of $2,400,000 and the number of shares of Common Stock repurchased shall not exceed 409,000. Under the Stock Repurchase Program, 58,734 shares were repurchased during the three months ended March 31, 2019 and a total of 76,836 shares have been repurchased since the program began. The program expires December 5, 2019.

NOTE 7 –STOCK INCENTIVE PLANS AND SHARE-BASED COMPENSATION

Share-Based Compensation

The Company did not incur an expense for share-based compensation associated with outstanding stock options for the three months ended March 31, 2019 and 2018. No income tax benefit was recognized in the condensed consolidated statements of operations for share-based arrangements in any period presented. At March 31, 2019, the Company did not have any unrecognized compensation costs related to share-based compensation.

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

The following table summarizes stock option activity:

Options	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	178,000	$7.19	8.63	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited, canceled or expired	—	—	—	—
Outstanding at March 31, 2019	178,000	7.19	7.51	—

Exercisable at March 31, 2019	178,000	$7.19	7.51	$—

NOTE 8 – INCOME TAXES

We did not record a provision or benefit for income taxes for the three months ended March 31, 2019 and 2018, as the Company has net operating loss carryforwards available to offset taxable income. The Company has recorded a full valuation allowance against its net deferred tax assets based on the Company’s assessment regarding the realizable nature of these net deferred tax assets in future periods.

 QUALSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

NOTE 9 – SIGNIFICANT CUSTOMERS, CONCENTRATION OF CREDIT RISK, AND GEOGRAPHIC INFORMATION

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

	Three Months Ended March 31,
	2019		2018
Revenue – geographic activity (in thousands):	(unaudited)		(unaudited)
North America	$1,919	67.2%	$1,577	53.8%
Europe	580	20.3%	312	10.6%
Asia Pacific	334	11.7%	1,022	34.8%
Other	23	0.8%	24	0.8%
	$2,856	100.0%	$2,935	100.0%

Two customers accounted for 12.7% and 10.1% of the Company’s net revenue for the three-month period ended March 31, 2019.  At March 31, 2019, the same two customers were 19.0% of the accounts receivable balance. The accounts receivable balances totaled 2.3% of net accounts receivable for the same two customers as of December 31, 2018. Two customers accounted for 23.5% and 11.0% of the Company’s net revenue for the three months ended March 31, 2018.

NOTE 10 – COMMITMENTS

Lease Agreements

The Company has entered into a new lease in Camarillo, California for its headquarters beginning June 1, 2019. The facility is 9,910 square feet and is a 5 year and two-month lease, expiring July 31, 2024. The rent on this facility is $9,910 per month with a 3% step-up annually.

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

Such leases do not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees.  Variable expenses generally represent the Company’s share of the landlord’s operating expenses.  The Company does not have any leases classified as financing leases.

 QUALSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

The rate implicit in each lease is not readily determinable, and we therefore use our incremental borrowing rate to determine the present value of the lease payments. The weighted average incremental borrowing rate used to determine the initial value of right of use (ROU) assets and lease liabilities during the three months ended March 31, 2019 was 6.75%, derived from borrowing rate quotes as obtained from the Company’s business bank. We have certain contracts for real estate which may contain lease and non-lease components which we have elected to treat as a single lease component.

Right of use assets for operating leases are periodically reduced by impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether a ROU asset is impaired, and if so, the amount of the impairment loss to recognize.  As of March 31, 2019, we have not recognized any impairment losses for our ROU assets.

We monitor for events or changes in circumstances that require a reassessment of one of our leases. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset unless doing so would reduce the carrying amount of the ROU asset to an amount less than zero. In that case, the amount of the adjustment that would result in a negative ROU asset balance is recorded in profit or loss.

At March 31, 2019, the Company had current and long-term operating lease liabilities of $229,000 and $152,000, respectively, and right of use assets of $363,000.

Future minimum lease payments under these leases are as follows, in thousands, (unaudited):

Years Ending December 31,	Minimum Lease Payment	Sublease Revenue	Net Minimum Lease Payment
Remainder of 2019	$274	(113)	$161
2020	276	(12)	264
2021	147	-	147
2022	128	-	128
2023	131	-	131
After	78	-	78
Total undiscounted future non-cancelable minimum lease payments	1,034	(125)	909
Less: Imputed interest	(127)	-	(127)
Present value of lease liabilities	$907	$(125)	$782

In the Company's financial statements for periods prior to January 1, 2019, the Company accounts for leases under ASC 840, and provides for rent expense on a straight-line basis over the lease terms. Net rent expense for the three months ended March 31, 2018 was $38,000.

Other information related to our operating leases is as follows:

Three Months Ended March 31, 2019
Weighted average remaining lease term in years	2.19
Weighted average discount rate	6.75%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$74
Operating cash flows from finance leases	-
Financing cash flows from finance leases	-

 QUALSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

NOTE 11 – SEGMENT INFORMATION

In its operation of the business, management reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with U.S. GAAP. Our two segments are Power Supplies and Data Storage. The two segments discussed in this analysis are presented in the way we internally manage and monitor performance for the three months ended March 31, 2019 and 2018. Our allocations of internal resources were made to the two business segments for the three months ended March 31, 2019 and 2018. The types of products and services provided by each segment are summarized below:

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

Storage — The data storage industry is experiencing a tremendous increase in newly generated digital data due to Rich Media Content, Internet of Things, Data Mining and the Cloud. Tape based storage solution providers enable businesses to manage the massive growth of digital data assets in a cost-effective manner. Our tape-based data storage product lines address long-term archive, backup and recovery of electronic data. These products consist of networked libraries that store and move high-density tape cartridges and high-speed tape drives that stream data to and from the tape cartridges. These optimized solutions allow the video centric markets such as media and entertainment, oil and gas, surveillance, digital security and medical imaging to achieve targeted data workflows.

Segment revenue, income before taxes and total assets were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
	(unaudited)	(unaudited)
Revenue
Power Supplies	$1,370	$1,315
Storage:
Product	783	516
Service	703	1,104
Total storage	$1,486	$1,620
Revenue	$2,856	$2,935

	Three Months Ended March 31,
	2019	2018
	(unaudited)	(unaudited)
Income (loss) before Taxes
Power Supplies	$(10)	$(56)
Storage	151	646
Income before taxes	$141	$590

 QUALSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

	March 31, 2019	December 31, 2018
Total Assets	(unaudited)
Power Supplies
Cash and cash equivalents	$644	$381
Accounts receivable, net	874	1,048
Inventories, net	1,449	1,576
Property and equipment, net	43	47
Other assets	133	102
Total power supply assets	3,143	3,154
Storage
Cash and cash equivalents	$4,021	$4,400
Restricted cash	100	100
Accounts receivable, net	871	761
Inventories, net	1,326	1,321
Prepaid expenses and other current assets	391	168
Property and equipment, net	56	65
Other assets	159	29
Total storage assets	6,924	6,844
Total Assets	$10,067	$9,998

NOTE 12 – RELATED PARTY TRANSACTIONS

Steven N. Bronson is the Company’s CEO and is also the President and CEO and a majority shareholder of Interlink Electronics, Inc. (“Interlink”) and BKF Capital Group, Inc. (“BKF”). Interlink reimburses Qualstar for leased space at the Simi Valley facility and for other administrative expenses paid by or on behalf of the Company. The total amount charged to Interlink for the three months ended March 31, 2019 and 2018 was $6,000 and $4,000, respectively. Interlink owed Qualstar $2,000 and $2,000 at March 31, 2019 and December 31, 2018, respectively.

The Company reimburses Interlink for expenses paid on the Company’s behalf. Interlink occasionally pays travel, consulting and other expenses incurred by Qualstar. The Company reimbursed Interlink $57,000 and $57,000 for the three months ended March 31, 2019 and 2018, respectively. Qualstar owed Interlink $17,000 as of March 31, 2019. At December 31, 2018, Qualstar owed Interlink $2,000.

The Company reimburses BKF for expenses paid on the Company’s behalf. BKF occasionally pays consulting expenses incurred by Qualstar. The Company reimbursed BKF $2,000 for the three months ended March 31, 2018. Qualstar did not owe BKF any monies at March 31, 2019 and owed $2,000 as of December 31, 2018.

QUALSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

NOTE 13 – SUBSEQUENT EVENTS

On April 13, 2019, we entered into a new employment agreement (the “Employment Agreement”) with Steven N. Bronson, whereby Mr. Bronson will continue to serve as our Chief Executive Officer and President. The Employment Agreement is effective from January 1, 2019 to December 31, 2020, unless terminated earlier pursuant to its terms.

Pursuant to the Employment Agreement, Mr. Bronson will receive an annual base salary of $200,000 and is eligible to earn up to 50% of his annual base salary during each calendar year during the term, in the form of a bonus based on the our achievement of financial objectives established by our Compensation Committee of our Board of Directors (“Compensation Committee”) and Mr. Bronson’s achievement of agreed-to personal business objectives. The Employment Agreement also provides that, within ninety (90) days following the execution of the Employment Agreement, we shall grant to Mr. Bronson 50,000 restricted stock units (the “Restricted Stock Units”) for shares of our common stock under the terms of our 2017 Stock Option and Incentive Plan. For each of the fiscal years ended December 31, 2019 and December 31, 2020, Restricted Stock Units for 25,000 shares of our common stock shall vest and become issuable subject to our achievement of financial and performance objectives for the applicable fiscal year established by our Compensation Committee. The Employment Agreement further provides that Mr. Bronson will be eligible to receive any benefit and participate in any benefit plan generally available to our officers.

Mr. Bronson may terminate the Employment Agreement at any time by giving no less than ninety (90) days written notice to us. Upon Mr. Bronson’s voluntary termination of the Employment Agreement, our only obligation to Mr. Bronson will be (i) to pay any salary earned on or before his last day of employment (the “Separation Date”); (ii) reimburse Mr. Bronson for any reimbursable expenses incurred through and including the Separation Date; and (iii) pay Mr. Bronson for any accrued, unused vacation as of the Separation Date (collectively, the “Final Pay”). Upon such voluntary termination, Mr. Bronson will retain vested benefits, if any, which vested benefits will be handled in accordance with their controlling plans and documents. All further vesting of equity awards will cease on the date of such termination.

If Mr. Bronson’s employment is terminated due to his death or Disability (as such term is defined in the Employment Agreement), Mr. Bronson or his beneficiaries will be entitled to receive the Final Pay and all equity, including the Restricted Stock Units, issued to Mr. Bronson by us but not vested as of the Separation Date will immediately fully vest, subject to the satisfaction of certain conditions. In addition, we will pay Mr. Bronson a pro-rated portion of any earned target bonus through the Separation Date.

We may terminate the Employment Agreement without Cause (as such term is defined in the Employment Agreement) at any time and Mr. Bronson may terminate his employment for Good Reason (as such term is defined in the Employment Agreement) at any time. Upon a termination of Mr. Bronson’s employment by us without Cause or by Mr. Bronson for Good Reason, Mr. Bronson will be entitled to receive the Final Pay and subject to the satisfaction of certain conditions (i) a severance payment equal to 12 months of his base salary; (ii) a pro-rated portion of any earned target bonus through the Separation Date; (iii) certain COBRA benefits; and (iv) all equity awards, including the Restricted Stock Units, issued by us but not yet vested as of the Separation Date, shall immediately vest in full and be earned (collectively, the “Severance Benefits”). Upon a termination of Mr. Bronson’s employment by us for Cause, Mr. Bronson will be entitled to receive only the Final Pay.

In the event of a Change in Control (as such term is defined in the Employment Agreement) of the company that results in the termination of Mr. Bronson’s employment for Good Reason or without Cause within 180 days after the effective date of the Change in Control, Mr. Bronson shall be entitled to receive the Final Pay, and subject to the satisfaction of certain conditions, the Severance Benefits.

The Employment Agreement also contains certain non-disclosure covenants that apply during his employment and thereafter.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in this Quarterly Report on Form 10-Q concerning the future business, operating results and financial condition of the Company including estimates, projections, statements relating to our business plans, objectives and operating results, and the assumptions upon which those statements are based, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements inherently are subject to risks and uncertainties, some of which we cannot predict or quantify. Our actual results may differ materially from the results projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part II, Item 1A of this report and in our Annual Report on Form 10-K for the year ended December 31, 2018 in “Item 1 Business,” “Item 1A Risk Factors,” and in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Forward-looking statements are generally identified by the use of forward-looking terminology such as “believes,” “may,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof or variations thereon or similar terminology. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect the occurrence of events or circumstances in the future.

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

RESULTS OF OPERATIONS - (Unaudited)

The following table is presented in thousands, except for percentages. The percentages in the table are based on net revenues.

	Three Months Ended March 31,
	2019		2018
	$	%	$	%
Power supply revenues	$1,370	48.0%	$1,315	44.8%
Storage revenues	1,486	52.0%	1,620	55.2%
Net revenues	2,856	100.0%	2,935	100.0%
Cost of goods sold	1,936	67.8%	1,507	51.3%
Gross profit	920	32.2%	1,428	48.7%
Operating expenses:
Engineering	123	4.3%	121	4.1%
Sales and marketing	308	10.8%	295	10.1%
General and administrative	353	12.4%	422	14.4%
Total operating expenses	784	27.5%	838	28.6%
Income from operations	136	4.7%	590	20.1%
Other income	5	0.2%	-	-%
Net income	$141	4.9%	$590	20.1%

Comparison of the Three Months Ended March 31, 2019 and 2018 (unaudited)

Change in Net Revenues:

	Three months Ended March 31,
	2019		2018		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Power supply revenues	$1,370	48.0%	$1,315	44.8%	$55	4.2%
Storage revenues	1,486	52.0%	1,620	55.2%	(134)	(8.3)%
Net revenues	$2,856	100.0%	$2,935	100.0%	$(79)	(2.7)%

The decrease in net revenues for the three months ended March 31, 2019 compared to the prior year period is attributable to the segment-specific factors described below.

Segment Revenue

Power Supplies – The increase in power supply sales in the three months ended March 31, 2019 compared to the prior year period is primarily attributable to the increased orders from existing customers experiencing a rise in production.

Storage – For the three months ended March 31, 2019 compared to the prior year period we experienced growth in our product sales, offset with a decline in the product development service revenue received from our partnership with Sony Imaging Products & Solutions Inc. for the development of an enterprise class optical disk archive (“ODA”) library and in our technical support revenue. The decline in the product development service revenue from the prior year is primarily due to the fluctuation in revenue recognition for various phases of our project with Sony.

Gross Profit:

	Three months Ended March 31,
	2019		2018		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Gross profit	$920	32.2%	$1,428	48.7%	$(508)	(35.6)%

The gross profit decrease for the three months ended March 31, 2019 compared to the prior year period is primarily attributed to our project development service contract with Sony. The revenue and margin recognition will vary based on different phases of the project. We expect to complete the development of the optical based enterprise storage system in the second quarter of 2020.

Operating Expenses:

	Three months Ended March 31,
	2019		2018		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Engineering	$123	4.3%	$121	4.1%	$2	1.7%
Sales and marketing	$308	10.8%	$295	10.1%	$13	4.4%
General and administrative	$353	12.4%	$422	14.4%	$(69)	(16.4)%

Engineering

Engineering expenses increased in the three months ended March 31, 2019 from the prior year period due to an increase in salaries and consulting expenses offset with a decrease in compliance testing expenses.

Sales and Marketing

Sales and marketing expenses increased during the three months ended March 31, 2019 from the prior year period, primarily from an increase in travel, tradeshows and promotion material expenses.

General and Administrative

General and administrative costs decreased during the three months ended March 31, 2019 from the prior year period due to a reduction in travel expenses and legal and professional services costs.

Other income

Other income increased as a result of interest earned during the three months ended March 31, 2019.

Provision for Income Taxes

We did not record a provision or benefit for income taxes for each of the three months ended March 31, 2019 and 2018, due to our net operating loss carryforwards (NOL’s). There were no changes to the valuation allowance during the three months ended March 31, 2019.

CONTRACTUAL OBLIGATIONS

On March 15, 2019, we entered into a Standard Industrial/Commercial Multi-Tenant Lease – Gross dated February 14, 2019 (the “Lease”), with Flynn-Adolfo Associates, LP, a California limited partnership, for approximately 9,910 square feet of office and warehouse space at 1267 Flynn Road in Camarillo, California (the “Premises”). Beginning June 1, 2019, the Premises will serve as our head office location and will also be used for research and development, manufacturing, storage and other ancillary business purposes. The initial base rent under the Lease is approximately $9,910 per month and is subject to escalation over the term of the Lease. We are also responsible for our pro-rata share of certain operating expenses and taxes associated with the office building in which the Premises are located. The term of the Lease will commence on June 1, 2019 and will expire on July 31, 2024. We have an option to renew the Lease for two (2) additional thirty-six (36) month terms.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report on Form 10-Q, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Our principal source of liquidity is cash generated from operations. Net cash provided by operating activities was $213,000 for the three months ended March 31, 2019 compared to the net cash provided by operating activities of $499,000 for the three months ended March 31, 2018.

The cash provided by operating activities for the three months ended March 31, 2019 of $213,000 consisted of the operating income for the period of $141,000, increased by non-cash adjustments of $82,000 and a decrease in the changes of operating assets and liabilities of $10,000.

Financing Activities

Cash used by financing activities was $329,000 from the purchase of common stock under the current buy back arrangement during the three months ended March 31, 2019. The Company received $34,000 in proceeds from the exercise of stock options during the three months ended March 31, 2018

As of March 31, 2019, cash, restricted cash and cash equivalents decreased $116,000 to $4,765,000 from $4,881,000 at December 31, 2018.

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

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

Qualstar is subject to a variety of claims and legal proceedings that arise from time to time in the ordinary course of our business. Although management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. We accrue loss contingencies in connection with our commitments and contingencies, including litigation, when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. As of March 31, 2019, an amount of $97,000 was accrued for fees and costs related to a threatened dispute.

ITEM 1A.   Risk Factors

During the three months ended March 31, 2019, there have been no significant changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We initiated a Stock Repurchase Program on December 5, 2018 (see Note 6 for further information). The following table presents the information about purchases by us of our common stock for the three months ended March 31, 2019:

Period:	Total number of shares purchased	Average price paid per share	Total number of shares purchased as a result of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares yet to be purchased under the plans or programs
January 1 - January 31, 2019	31,904	$5.586	50,006	$2,128,697
February 1 - February 28, 2019	2,200	$5.726	52,206	$2,116,112
March 1 – March 31, 2019	24,630	$5.625	76,836	$1,977,442

ITEM 3.   Defaults upon Senior Securities

None.

ITEM 4.   Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6.    Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

10.1	Employment Agreement dated April 13, 2019 between Qualstar Corporation and Steven N. Bronson	8-K	001-35810	10.1	04-18-19
10.2	Standard Industrial Commercial Multi-Tenant Lease – Gross, dated as of February 14, 2019 between the Registrant and Flynn-Adolfo Associates, LP	8-K	001-35810	10.1	03-21-19
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALSTAR CORPORATION

Dated: May 7, 2019	By:	/s/STEVEN N. BRONSON
Steven. N. Bronson
Chief Executive Officer and President
(Principal Executive Officer)