Form 10-Q
period 2019-06-30
QUALSTAR CORP
filed 2019-08-13
CIK 758938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                   to

Commission file number 001-35810

QUALSTAR CORPORATION

(Exact name of registrant as specified in its charter)

CALIFORNIA	95-3927330
(State or other jurisdiction of incorporation or organization) 1267 Flynn Road, Camarillo, CA (Address of principal executive offices)	(I.R.S. Employer Identification No.) 93012 (Zip Code)

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

At August 8, 2019 the issuer had 1,923,752 shares of common stock, no par value, issued and outstanding.

QUALSTAR CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	●	Condensed Consolidated Balance Sheets — June 30, 2019 (unaudited) and December 31, 2018	1

	●	Unaudited Condensed Consolidated Statements of Operations — Three and six months ended June 30, 2019 and 2018	2

	●	Unaudited Condensed Consolidated Statements of Shareholders’ Equity — Three and six months ended June 30, 2019 and 2018	3

	●	Unaudited Condensed Consolidated Statements of Cash Flows — Six months ended June 30, 2019 and 2018	4

	●	Notes to unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		17

Item 3.	Qualitative and Quantitative Disclosures About Market Risk		22

Item 4.	Controls and Procedures		22

PART I — FINANCIAL INFORMATION

ITEM 1.   Financial Statements

QUALSTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,376	$4,781
Restricted cash	100	100
Accounts receivables, net	2,238	1,809
Inventories, net	2,744	2,897
Prepaid expenses and other current assets	131	180
Total current assets	9,589	9,767
Non-current assets:
Property and equipment, net	106	112
Right-of-use	822	-
Other assets	129	119
Total non-current assets	1,057	231
Total assets	$10,646	$9,998

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,365	$1,023
Accrued payroll and related liabilities	203	185
Deferred service revenue, short-term	618	736
Lease liabilities, current	303	-
Other accrued liabilities	453	559
Total current liabilities	2,942	2,503
Long-term liabilities:
Other long-term liabilities	52	40
Lease liabilities, long term	545	-
Deferred service revenue	168	127
Total long-term liabilities	765	167
Total liabilities	3,707	2,670

Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued	-	-
Common stock, no par value; 50,000,000 shares authorized, shares issued and outstanding 1,937,310 at June 30, 2019 and 2,030,017 shares at December 31, 2018	18,907	19,426
Accumulated deficit	(11,968)	(12,098)
Total shareholders’ equity	6,939	7,328
Total liabilities and shareholders’ equity	$10,646	$9,998

See notes to condensed consolidated financial statements.

QUALSTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

  (In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenues	$3,439	$3,231	$6,295	$6,166
Cost of goods sold	2,634	1,809	4,570	3,316
Gross profit	805	1,422	1,725	2,850
Operating expenses:
Engineering	228	128	351	249
Sales and marketing	306	354	614	649
General and administrative	298	466	651	888
Total operating expenses	832	948	1,616	1,786
Income (loss) from operations	(27)	474	109	1,064
Other income	16	-	21	-
Income (loss) before income taxes	(11)	474	130	1,064
Provision for income taxes	-	-	-	-
Net income (loss)	$(11)	$474	$130	$1,064
Earnings per share:
Basic	$(0.01)	$0.23	$0.07	$0.52
Diluted	$(0.01)	$0.23	$0.07	$0.51
Shares used in per share calculation:
Basic	1,952	2,048	1,972	2,048
Diluted	1,952	2,094	1,972	2,098

See notes to condensed consolidated financial statements.

QUALSTAR CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Three Months Ended June 30, 2019
	Common Stock		Accumulated Other Comprehensive Income	Accumulated
	Shares	Amount	(Loss)	Deficit	Total
Balances at December 31, 2018	2,030	$19,426	$—	$(12,098)	$7,328
Stock repurchase	(59)	(329)	—	—	(329)
Net income	—	—	—	141	141
Balances at March 31, 2019	1,971	$19,097	$—	$(11,957)	$7,140
Stock repurchase	(34)	(190)	—	—	(190)
Net income (loss)	—	—	—	(11)	(11)
Balances at June 30, 2019	1,937	$18,907	$—	$(11,968)	$6,939

	Three Months Ended June 30, 2018
	Common Stock		Accumulated Other Comprehensive Income	Accumulated
	Shares	Amount	(Loss)	Deficit	Total
Balances at December 31, 2017	2,043	$19,480	$—	$(13,584)	$5,896
Exercise of stock options	5	34	—	—	34
Net income	—	—	—	590	590
Balances at March 31, 2018	2,048	$19,514	$—	$(12,994)	$6,520
Exercise of stock options	—	5	—	—	5
Net income	—	—	—	474	474
Balances at June 30, 2018	2,048	$19,519	$—	$(12,520)	$6,999

	Six Months Ended June 30, 2019
	Common Stock		Accumulated Other Comprehensive Income	Accumulated
	Shares	Amount	(Loss)	Deficit	Total
Balances at December 31, 2018	2,030	$19,426	$—	$(12,098)	$7,328
Stock repurchase	(93)	(519)	—	—	(519)
Net income	—	—	—	130	130
Balances at June 30, 2019	1,937	$18,907	$—	$(11,968)	$6,939

	Six Months Ended June 30, 2018
	Common Stock		Accumulated Other Comprehensive Income	Accumulated
	Shares	Amount	(Loss)	Deficit	Total
Balances at December 31, 2017	2,043	$19,480	$—	$(13,584)	$5,896
Exercise of stock options	5	39	—	—	39
Net income	—	—	—	1,064	1,064
Balances at June 30, 2018	2,048	$19,519	$—	$(12,520)	$6,999

See notes to condensed consolidated financial statements.

QUALSTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

(In thousands)

	Six months Ended June,
	2019	2018
Cash flows from operating activities:
Net income	$130	$1,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24	52
Loss on disposal of assets	26	-
Provision for recovery of bad debts and returns, net	-	(4)
Provision for inventory obsolescence	137	133
Amortization of right of use	137	-
Changes in operating assets and liabilities:
Accounts receivable	(429)	(142)
Inventories	16	(248)
Prepaid expenses and other current assets	39	(12)
Accounts payable	342	(9)
Accrued payroll and related liabilities	18	127
Deferred service revenue	(77)	(138)
Lease liabilities	(133)	-
Other accrued liabilities	(72)	(3)
Total adjustments	28	(244)
Net cash provided by operating activities	158	820

Cash flows from investing activities:
Purchases of equipment	(44)	(10)
Net cash used in investing activities	(44)	(10)

Cash flows from financing activities:
Proceeds from the exercise of stock options	-	39
Purchase of common stock	(519)	-
Net cash provided by (used in) financing activities	(519)	39

Net increase (decrease) in cash, restricted cash and cash equivalents	(405)	849

Cash, restricted cash and cash equivalents at beginning of period	4,881	4,798

Cash, restricted cash and cash equivalents at end of period	$4,476	$5,647

Supplemental cash flow disclosures:

Income taxes paid	$10	$24

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

The Company's significant accounting policies are disclosed in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 7, 2019 (the “Annual Report”). There were no material changes to the significant accounting policies during the three months ended June 30, 2019, apart from the Company's accounting policy related to the accounting for leases, as discussed below.

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

Deferred service revenue is shown separately in the condensed consolidated balance sheets as current and long term.  At June 30, 2019 we had deferred service revenue of approximately $786,000.  At December 31, 2018, we had deferred service revenue of approximately $863,000.

Legal and Other Contingencies

The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. An estimated loss from a loss contingency such as a legal proceeding or claim is accrued by a charge to income if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. When legal costs that the entity expects to incur in defending itself in connection with a loss contingency accrual are expected to be material, the loss should factor in all costs and, if the legal costs are reasonably estimable, they should be accrued in accordance with ASC 450, regardless of whether a liability can be estimated for the contingency itself. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. Changes in these factors could materially impact our condensed consolidated financial statements. At June 30, 2019 we had a loss contingency of $2,000.  At December 31, 2018, we had a loss contingency reserve of $100,000.

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

We may periodically undergo examinations by the federal and state regulatory authorities and the Internal Revenue Service. We may be assessed additional taxes and/or penalties contingent on the outcome of these examinations. Our previous examinations have not resulted in any unfavorable or significant assessments. No provision has been made, as the Company has net operating loss carryforwards available to offset taxable income.

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

In calculating the right of use asset and lease liability, the Company has elected to combine lease and non-lease components.  The Company excludes short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election, and recognizes rent expense on a straight-line basis over the lease term.

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

NOTE 3 - BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet accounts (in thousands):

Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value. Inventories are comprised as follows (in thousands):

	June 30, 2019	December 31, 2018
	(unaudited)
Raw materials	$251	$136
Finished goods	2,493	2,761
Net inventory balance	$2,744	$2,897

Property and equipment, net

The components of property and equipment are as follows (in thousands):

	June 30, 2019	December 31, 2018
	(unaudited)
Leasehold improvements	$133	$114
Furniture and fixtures	281	286
Machinery and equipment	635	844
	1,049	1,244
Less accumulated depreciation and amortization	(943)	(1,132)
Property and equipment, net	$106	$112

 QUALSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

Depreciation and amortization expense for the three months ended June 30, 2019 and 2018 was $11,000 and $22,000 (unaudited), respectively, and for the six months ended June 30, 2019 and 2018 was $24,000 and $52,000 (unaudited), respectively.

Other Accrued Liabilities

The components of other liabilities are as follows (in thousands):

	June 30, 2019	December 31, 2018
	(unaudited)
Accrued warranty	$354	$365
Accrued outside commissions	35	41
Accrued contingent legal fees	2	100
Deferred rent	23	22
Other accrued liabilities	39	31
Total other accrued liabilities	$453	$559

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

Activity in the liability for product warranty (included in other accrued liabilities) for the periods presented is as follows (in thousands):

	Six months Ended June 30, 2019	Year Ended December 31, 2018
	(unaudited)
Beginning balance	$365	$322
Cost of warranty claims	(12)	(15)
Accruals for product warranties	1	58
Ending balance	$354	$365

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
In thousands (except per share amounts):
Net income (loss)	$(11)	$474	$130	$1,064
Weighted average outstanding shares of common stock	1,952	2,048	1,972	2,048
Dilutive potential common shares from employee stock options	-	46	-	50
Common stock and common stock equivalents	1,952	2,094	1,972	2,098
Income (loss) per share:
Basic net income (loss) per share	$(0.01)	$0.23	$0.07	$0.52
Diluted net income (loss) per share	$(0.01)	$0.23	$0.07	$0.51

Outstanding stock options that were excluded from the calculation of diluted net income per share, as their inclusion would have been anti-dilutive, were 178,000 and 1,333 stock options for the three and six months ended June 30, 2019 and 2018, respectively.

NOTE 6 – STOCKHOLDERS’ EQUITY

On December 5, 2018, the board of directors approved a stock repurchase program (the “Stock Repurchase Program”) to repurchase shares of the Company’s common stock. The program permitted repurchases of up to a maximum aggregate purchase price of $2,400,000 and the number of shares of Common Stock repurchased shall not exceed 409,000. Under the Stock Repurchase Program, during the three and six months ended June 30, 2019 a total of 33,972 and 92,706 shares were repurchased, with a total of 110,808 shares having been repurchased since the program began. The program expires December 5, 2019.

NOTE 7 –STOCK INCENTIVE PLANS AND SHARE-BASED COMPENSATION

Share-Based Compensation

The Company did not incur an expense for share-based compensation associated with outstanding stock options for the three and six months ended June 30, 2019 and 2018. No income tax benefit was recognized in the condensed consolidated statements of operations for share-based arrangements in any period presented. At June 30, 2019, the Company did not have any unrecognized compensation costs related to share-based compensation.

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

The 2017 Stock Incentive Plan (the “2017 Plan”) permits the award of stock options (both incentive and non-qualified options), stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance shares, dividend equivalent rights and cash-based awards to employees (including executive officers), directors and consultants of the Company and its subsidiaries. The 2017 Plan authorizes the issuance of an aggregate of 300,000 shares of common stock and the plan is administered by the Compensation Committee of the Company’s Board of Directors.

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

The following table summarizes stock option activity:

Options	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	178,000	$7.19	8.63	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited, canceled or expired	—	—	—	—
Outstanding at March 31, 2019	178,000	7.19	7.51	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited, canceled or expired	—	—	—	—
Outstanding at June 30, 2019	178,000	7.19	7.26	—

Exercisable at June 30, 2019	178,000	$7.19	7.26	$—

NOTE 8 – INCOME TAXES

We did not record a provision or benefit for income taxes for the three and six months ended June 30, 2019 and 2018, as the Company has net operating loss carryforwards available to offset taxable income. The Company has recorded a full valuation allowance against its net deferred tax assets based on the Company’s assessment regarding the realizable nature of these net deferred tax assets in future periods. The 2017 federal tax return is currently subject to examination by the Internal Revenue Service.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
Revenue – geographic activity (in thousands):	(unaudited)		(unaudited)		(unaudited)		(unaudited)
	$	%	$	%	$	%	$	%
North America	$2,231	64.9%	$1,783	55.2%	$3,917	62.2%	$3,358	54.5%
Europe	234	6.8%	570	17.7%	777	12.3%	882	14.3%
Asia Pacific	950	27.6%	864	26.7%	1,559	24.8%	1,887	30.6%
Other	24	0.7%	14	0.4%	42	0.7%	39	0.6%
	$3,439	100.0%	$3,231	100.0%	$6,295	100.0%	$6,166	100.0%

Two customers accounted for 18.7% and 11.7% of the Company’s net revenue for the three-month period ended June 30, 2019.  At June 30, 2019, the same two customers were 21.7% of the accounts receivable balance. The accounts receivable balances totaled 6.3% of net accounts receivable for the same two customers as of December 31, 2018.

Two customers accounted for 23.5% and 11.0% of the Company’s net revenue for the six-month period ended June 30, 2019.  At June 30, 2019, the same two customers were 26.8% of the accounts receivable balance.

NOTE 10 – COMMITMENTS

Lease Agreements

The Company has entered into a new lease in Camarillo, California for its headquarters beginning June 1, 2019. The facility is 9,910 square feet and is a 5 year and two-month lease, expiring July 31, 2024. The rent on this facility is $9,910 per month with a 3% step-up annually. Qualstar subleases a portion of the warehouse space to Interlink Electronics, Inc. (“Interlink”) and BKF Capital Group, Inc. (“BKF”) and is reimbursed for the space and other related expenses on a monthly basis. As described in Note 12, Interlink and BKF are related parties.

Qualstar leases a 15,160 square foot facility located in Simi Valley, California. The three-year lease began December 15, 2014 and has been renewed for an additional three years, expiring February 28, 2021. Rent on this facility is $11,000 per month with a step-up of 3% annually. Prior to the assignment Qualstar subleased a portion of the warehouse space to Interlink Electronics, Inc. (“Interlink”) and was reimbursed for the space and other related expenses on a monthly basis. As described in Note 12, Interlink is a related party. On May 22, 2019, Qualstar entered into a Standard Sublease Multi-Tenant (the “Sublease”), with Stillwater Agency, Inc., a California corporation (“Stillwater”), for the Simi Valley location, which previously served as Qualstar’s head office location and principal executive office. The term of the Sublease commences on July 15, 2019 and ends on February 28, 2021 (the “Term”). The base rent under the Sublease is approximately $12,886.00 per month. Stillwater is also responsible for approximately nine percent (9%) of certain operating expenses and taxes associated with the office building in which the leased premises are located.

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

 QUALSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

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

The rate implicit in each lease is not readily determinable, and we therefore use our incremental borrowing rate to determine the present value of the lease payments. The weighted average incremental borrowing rate used to determine the initial value of right of use (ROU) assets and lease liabilities during the three months ended June 30, 2019 was 6.75%, derived from borrowing rate quotes as obtained from the Company’s business bank. We have certain contracts for real estate which may contain lease and non-lease components which we have elected to treat as a single lease component.

Right of use assets for operating leases are periodically reduced by impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether a ROU asset is impaired, and if so, the amount of the impairment loss to recognize.  As of June 30, 2019, we have not recognized any impairment losses for our ROU assets.

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

At June 30, 2019, the Company had current and long-term operating lease liabilities of $303,000 and $545,000, respectively, and right of use assets of $822,000.

Future minimum lease payments under these leases are as follows, in thousands, (unaudited):

Years Ending December 31,	Minimum Lease Payment	Sublease Revenue	Net Minimum Lease Payment
Remainder of 2019	$199	$(171)	$28
2020	277	(167)	110
2021	148	(26)	122
2022	129	-	129
2023	133	-	133
After	79	-	79
Total undiscounted future non-cancelable minimum lease payments	965	(364)	601
Less: Imputed interest	(118)	-	(118)
Present value of lease liabilities	$847	$(364)	$483

In the Company's financial statements for periods prior to January 1, 2019, the Company accounts for leases under ASC 840, and provides for rent expense on a straight-line basis over the lease terms. Net rent expense for the three and six months ended June 30, 2019 was $46,000 and $84,000, respectively.

 QUALSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

Other information related to our operating leases is as follows:

Six Months Ended June 30, 2019
Weighted average remaining lease term in years	1.92
Weighted average discount rate	6.75%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$148
Operating cash flows from finance leases	-
Financing cash flows from finance leases	-

NOTE 11 – SEGMENT INFORMATION

In its operation of the business, management reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with U.S. GAAP. Our two segments are Power Supplies and Data Storage. The two segments discussed in this analysis are presented in the way we internally manage and monitor performance for the three and six months ended June 30, 2019 and 2018. Our allocations of internal resources were made to the two business segments for the three and six months ended June 30, 2019 and 2018. The types of products and services provided by each segment are summarized below:

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

Segment revenue, income before taxes and total assets were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Power Supplies	$1,297	$1,671	$2,667	$2,986
Storage:
Product	1,129	668	1,912	1,184
Service	1,013	892	1,716	1,996
Total storage	$2,142	$1,560	$3,628	$3,180
Revenue	$3,439	$3,231	$6,295	$6,166

 QUALSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income (Loss) before Taxes
Power Supplies	$(346)	$73	$(356)	$17
Storage	335	401	486	1,047
Income (loss) before taxes	$(11)	$474	$130	$1,064

	June 30, 2019	December 31, 2018
	(unaudited)
Total Assets
Power Supplies
Cash and cash equivalents	$537	$381
Accounts receivable, net	698	1,048
Inventories, net	1,534	1,576
Property and equipment, net	14	47
Other assets	124	102
Total power supply assets	2,907	3,154
Storage
Cash and cash equivalents	$3,839	$4,400
Restricted cash	100	100
Accounts receivable, net	1,540	761
Inventories, net	1,210	1,321
Prepaid expenses and other current assets	120	168
Property and equipment, net	92	65
Other assets	838	29
Total storage assets	7,739	6,844
Total Assets	$10,646	$9,998

NOTE 12 – RELATED PARTY TRANSACTIONS

Steven N. Bronson is the Company’s CEO and is also the President and CEO and a majority shareholder of Interlink Electronics, Inc. (“Interlink”) and BKF Capital Group, Inc. (“BKF”). Interlink reimburses Qualstar for leased space at the Simi Valley facility and for other administrative expenses paid by or on behalf of the Company. The total amount charged to Interlink for the three months ended June 30, 2019 and 2018 was $4,000 and $4,000, respectively and $10,000 and $8,000 for the six months ended June 30, 2019 and 2018. Interlink owed Qualstar $1,000 and $2,000 at June 30, 2019 and December 31, 2018, respectively.

QUALSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

The Company reimburses Interlink for expenses paid on the Company’s behalf. Interlink occasionally pays travel, consulting and other expenses incurred by Qualstar. The Company reimbursed Interlink $60,000 and $74,000 for the three months ended June 30, 2019 and 2018, respectively and $4,000 and $130,000 for the six months ended June 30, 2019 and 2018, respectively. Qualstar owed Interlink $1,000 as of June 30, 2019. At December 31, 2018, Qualstar owed Interlink $2,000.

The Company reimburses BKF for expenses paid on the Company’s behalf. BKF occasionally pays consulting expenses incurred by Qualstar. BKF did not incur any expenses on behalf of Qualstar during the three months ended June 30, 2019 and no expenses were reimbursed by the Company to BKF during such period. The Company did reimburse BKF $2,000 for the six months ended June 30, 2018 for expenses incurred on the Company’s behalf. Qualstar did not owe BKF any monies at June 30, 2019 and owed $2,000 as of December 31, 2018.

NOTE 13 – SUBSEQUENT EVENTS

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

RESULTS OF OPERATIONS - (Unaudited)

The following table is presented in thousands, except for percentages. The percentages in the table are based on net revenues.

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	$	%	$	%	$	%	$	%
Power supply revenues	$1,297	37.7%	$1,671	51.7%	$2,667	42.4%	$2,986	48.4%
Storage revenues	2,142	62.3%	1,560	48.3%	3,628	57.6%	3,180	51.6%
Net revenues	3,439	100.0%	3,231	100.0%	6,295	100.0%	6,166	100.0%
Cost of goods sold	2,634	76.6%	1,809	56.0%	4,570	72.6%	3,316	53.8%
Gross profit	805	23.4%	1,422	44.0%	1,725	27.4%	2,850	46.2%
Operating expenses:
Engineering	228	6.6%	128	4.0%	351	5.6%	249	4.0%
Sales and marketing	306	8.9%	354	11.0%	614	9.8%	649	10.5%
General and administrative	298	8.7%	466	14.4%	651	10.3%	888	14.4%
Total operating expenses	832	24.2%	948	29.3%	1,616	25.7%	1,786	29.0%
Income (loss) from operations	(27)	(0.8)%	474	14.7%	109	1.7%	1,064	17.3%
Other income	16	0.5%	-	-%	21	0.3%	-	-%
Net income (loss)	$(11)	(0.3)%	$474	14.7%	$130	2.0%	$1,064	17.3%

Comparison of the Three Months Ended June 30, 2019 and 2018 (unaudited)

Change in Net Revenues:

	Three months Ended June 30,
	2019		2018		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Power supply revenues	$1,297	37.7%	$1,671	51.7%	$(374)	(22.4)%
Storage revenues	2,142	62.3%	1,560	48.3%	582	37.3%
Net revenues	$3,439	100.0%	$3,231	100.0%	$208	6.4%

The increase in net revenues for the three months ended June 30, 2019 compared to the prior year period is attributable to the segment-specific factors described below.

Segment Revenue

Power Supplies – The decrease in power supply sales in the three months ended June 30, 2019 compared to the prior year period is primarily attributable to the decreased orders from existing customers. Key customers that incorporate our power supplies have variable life cycles and production demands. Revenues generated from one key customer decreased significantly during the period, as their demand for our product fell. As some projects reach end - of - life, the timing of new production creates a fluctuation in sales.

Storage – For the three months ended June 30, 2019 compared to the prior year period we experienced growth in our storage product sales as we attracted new customers. Service revenue also increased as a result of an increase in revenue received from our partnership with Sony Imaging Products & Solutions Inc. for the development of an enterprise class optical disk archive (“ODA”) library, which revenue was offset with a slight decline in technical support revenue. The service revenue from our relationship with Sony will fluctuate during various phases of the project.

Gross Profit:

	Three months Ended June 30,
	2019		2018		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Gross profit	$805	23.4%	$1,422	44.0%	$(617)	(43.4)%

The gross profit decrease for the three months ended June 30, 2019 compared to the prior year period is primarily attributed to our power supply business, as the Company terminated one of its contract manufacturers and purchased unused raw materials from the manufacturer. The value of those raw materials required a one-time write down of $190,000, which decreased gross profit. Gross profit also decreased as a result of the Company’s project development service contract with Sony, which arrangement mandates different levels of gross profit during various phases of the project. The current phase allows a gross profit limit of 10% with a maximum profit of $250,000.

Operating Expenses:

	Three months Ended June 30,
	2019		2018		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Engineering	$228	6.6%	$128	4.0%	$100	78.1%
Sales and marketing	$306	8.9%	$354	11.0%	$(48)	(13.6)%
General and administrative	$298	8.7%	$466	14.4%	$(168)	(36.1)%

Engineering

Engineering expenses increased in the three months ended June 30, 2019 from the prior year period due to an increase in compliance testing expense as we certified our power supplies to the new UL safety standards.

Sales and Marketing

Sales and marketing expenses decreased during the three months ended June 30, 2019 from the prior year period, primarily from a decrease in sales commissions, tradeshows and promotion material expenses.

General and Administrative

General and administrative costs decreased during the three months ended June 30, 2019 from the prior year period as a result of a decline in bonus expenses and as a result of a decrease in legal expenses.

Other income

Other income increased as a result of interest earned during the three months ended June 30, 2019.

Provision for Income Taxes

We did not record a provision or benefit for income taxes for each of the three months ended June 30, 2019 and 2018, due to our net operating loss carryforwards (NOL’s). There were no changes to the valuation allowance during the three months ended June 30, 2019.

Comparison of the Six Months Ended June 30, 2019 and 2018 (unaudited)

Change in Net Revenues:

	Six months Ended June 30,
	2019		2018		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Power supply revenues	$2,667	42.4%	$2,986	48.4%	$(319)	(10.7)%
Storage revenues	3,628	57.6%	3,180	51.6%	448	14.1%
Net revenues	$6,295	100.0%	$6,166	100.0%	$129	2.1%

The increase in net revenues for the six months ended June 30, 2019 compared to the prior year period is attributable to the segment-specific factors described below.

Segment Revenue

Power Supplies – The decrease in power supply sales in the six months ended June 30, 2019 compared to the prior year period is primarily attributable to the decreased orders from existing customers.  Key customers that incorporate our power supplies have variable life cycles and production demands. Revenues generated from one key customer decreased significantly during the period, as their demand for our product fell. As some projects reach end - of - life, the timing of new production creates a fluctuation in sales.

Storage – For the six months ended June 30, 2019 compared to the prior year period we experienced revenue growth from data storage product sales, offset by a decline in services revenues relating to storage products. The increase in product revenues is attributed to new reseller relationships focused on media and entertainment, which resellers have a high demand for tape technology. Our service revenue decreased compared to the prior year period, primarily due to a decrease in the product development service revenue received from our partnership with Sony Imaging Products & Solutions Inc. for the development of an enterprise class optical disk archive (“ODA”) library and a decrease in our technical support revenue.

Gross Profit:

	Six months Ended June 30,
	2019		2018		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Gross profit	$1,725	27.4%	$2,850	46.2%	$(1,125)	(39.5)%

The gross profit decrease for the six months ended June 30, 2019 compared to the prior year period is primarily attributed to the decreased gross profit of power supplies and data storage service. Power supply gross profit declined due to a decrease in sales in our power supply segment and a $190,000 one-time charge for the write down of raw material inventory repurchased from our terminated contract manufacturer. Gross profit in our data storage segment declined during the period as a result of reduced revenue from service contracts. In addition, gross profit in our data storage segment decreased during the period as a result of our contract with Sony, which arrangement mandates different levels of gross profit during various phases of the project. The current phase allows a gross profit limit of 10% with a maximum profit of $250,000.

Operating Expenses:

	Six months Ended June 30,
	2019		2018		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Engineering	$351	5.6%	$249	4.0%	$102	41.0%
Sales and marketing	$614	9.8%	$649	10.5%	$(35)	(5.4)%
General and administrative	$651	10.3%	$888	14.4%	$(237)	(26.7)%

Engineering

Engineering expenses increased in the six months ended June 30, 2019 from the prior year period as a result of an increase in compliance testing expense as we certified our power supplies to the new UL safety standards.

Sales and Marketing

Sales and marketing expenses decreased during the six months ended June 30, 2019 from the prior year period, primarily as a result of decreased sales commissions and promotional expenses.

General and Administrative

General and administrative costs decreased during the six months ended June 30, 2019 from the prior year period. General and administrative costs decreased primarily due to a decrease in bonus expense, travel expenses, and professional services and legal fees.

Provision for Income Taxes:  We did not record a provision or benefit for income taxes for each of the six months ended June 30, 2019 and 2018, due to our prior year operating losses. There were no changes to the valuation allowance during the six months ended June 30, 2019.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Our principal source of liquidity is cash generated from operations. Net cash provided by operating activities was $158,000 for the six months ended June 30, 2019 compared to the net cash provided by operating activities of $820,000 for the six months ended June 30, 2018.

The cash provided by operating activities for the six months ended June 30, 2019 of $158,000 consisted of the operating income for the period of $130,000, decreased by non-cash adjustments of $239,000 and an increase in the changes of operating assets and liabilities of $267,000.

Investing Activities

Cash used for investing activities for the six months ended June 30, 2019 was $44,000 relating to the upgrade of computer equipment and the installation of new warehouse fixtures.  Cash used for investing activities for the six months ended June 30, 2018 of $10,000 was to purchase computer equipment.

Financing Activities

Cash used by financing activities was $519,000 relating to the purchase of common stock under the Company’s buy back program during the six months ended June 30, 2019.

As of June 30, 2019, cash, restricted cash and cash equivalents decreased $405,000 to $4,476,000 from $4,881,000 at December 31, 2018.

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

ITEM 1A.   Risk Factors

During the three months ended June 30, 2019, there have been no significant changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We initiated a Stock Repurchase Program on December 5, 2018 (see Note 6 for further information). The following table presents the information about purchases by us of our common stock for the three months ended June 30, 2019:

Period:	Total number of shares purchased	Average price paid per share	Total number of shares purchased as a result of publicly announced plans or programs	Maximum or approximate dollar value of shares yet to be purchased under the plans or programs
April 1 – April 30, 2019	11,561	$5.229	88,397	$1,911,714
May 1 – May 31, 2019	10,950	$5.264	99,347	$1,853,413
June 1 – June 30, 2019	11,461	$5.709	110,808	$1,787,986

ITEM 3.   Defaults upon Senior Securities

None.

ITEM 4.   Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6.    Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

10.1+	Amendment to Qualstar Corporation 2017 Stock Option and Incentive Plan					X
10.2	Standard Industrial Commercial Multi-Tenant Lease – Gross, dated as of May 20, 2019 between the Registrant and Stillwater Agency, Inc.					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

**Furnished herewith

+Each a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALSTAR CORPORATION

Dated: August 13, 2019	By:	/s/STEVEN N. BRONSON
Steven. N. Bronson
Chief Executive Officer and President
(Principal Executive Officer)