Form 10-Q
period 2019-09-30
QUALSTAR CORP
filed 2019-11-07
CIK 758938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

At November 1, 2019 the issuer had 1,907,252 shares of common stock, no par value, issued and outstanding.

QUALSTAR CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	●	Condensed Consolidated Balance Sheets — September 30, 2019 (unaudited) and December 31, 2018	1

	●	Unaudited Condensed Consolidated Statements of Operations — Three and nine months ended September 30, 2019 and 2018	2

	●	Unaudited Condensed Consolidated Statements of Shareholders’ Equity — Three and nine months ended September 30, 2019 and 2018	3

	●	Unaudited Condensed Consolidated Statements of Cash Flows — Nine months ended September 30, 2019 and 2018	4

	●	Notes to unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		17

Item 3.	Qualitative and Quantitative Disclosures About Market Risk		22

Item 4.	Controls and Procedures		22

PART I — FINANCIAL INFORMATION

ITEM 1.   Financial Statements

QUALSTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,271	$4,781
Restricted cash	100	100
Accounts receivables, net	2,177	1,809
Inventories, net	2,728	2,897
Prepaid expenses and other current assets	250	180
Total current assets	9,526	9,767
Non-current assets:
Property and equipment, net	132	112
Right-of-use	734	-
Other assets	133	119
Total non-current assets	999	231
Total assets	$10,525	$9,998

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,325	$1,023
Accrued payroll and related liabilities	177	185
Deferred service revenue, short-term	671	736
Lease liabilities, current	272	-
Other accrued liabilities	405	559
Total current liabilities	2,850	2,503
Long-term liabilities:
Other long-term liabilities	53	40
Lease liabilities, long term	494	-
Deferred service revenue	257	127
Total long-term liabilities	804	167
Total liabilities	3,654	2,670

Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued	-	-
Common stock, no par value; 50,000,000 shares authorized, shares issued and outstanding 1,914,852 at September 30, 2019 and 2,030,017 shares at December 31, 2018	18,790	19,426
Accumulated deficit	(11,919)	(12,098)
Total shareholders’ equity	6,871	7,328
Total liabilities and shareholders’ equity	$10,525	$9,998

See notes to condensed consolidated financial statements.

QUALSTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

  (In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenues	$3,703	$3,154	$9,998	$9,320
Cost of goods sold	2,749	1,901	7,319	5,217
Gross profit	954	1,253	2,679	4,103
Operating expenses:
Engineering	122	123	473	372
Sales and marketing	368	351	982	1,000
General and administrative	427	374	1,078	1,262
Total operating expenses	917	848	2,533	2,634
Income from operations	37	405	146	1,469
Other income	12	-	33	-
Income before income taxes	49	405	179	1,469
Provision for income taxes	-	-	-	-
Net income	$49	$405	$179	$1,469
Earnings per share:
Basic	$0.03	$0.20	$0.09	$0.72
Diluted	$0.03	$0.20	$0.09	$0.70
Shares used in per share calculation:
Basic	1,922	2,048	1,967	2,048
Diluted	1,922	2,065	1,967	2,088

See notes to condensed consolidated financial statements.

QUALSTAR CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Three Months Ended September 30, 2019
	Common Stock		Accumulated Other Comprehensive Income	Accumulated
	Shares	Amount	(Loss)	Deficit	Total
Balances at June 30, 2019	1,937	$18,907	$—	$(11,968)	$6,939
Stock repurchase	(22)	(117)	—	—	(117)
Net income	—	—	—	49	49
Balances at September 30, 2019	1,915	$18,790	$—	$(11,919)	$6,871

	Three Months Ended September 30, 2018
	Common Stock		Accumulated Other Comprehensive Income	Accumulated
	Shares	Amount	(Loss)	Deficit	Total
Balances at June 30, 2018	2,048	$19,519	$—	$(12,520)	$6,999
Exercise of stock options	—	—	—	—	—
Net income	—	—	—	405	405
Balances at September 30, 2018	2,048	$19,519	$—	$(12,115)	$7,404

	Nine Months Ended September 30, 2019
	Common Stock		Accumulated Other Comprehensive Income	Accumulated
	Shares	Amount	(Loss)	Deficit	Total
Balances at December 31, 2018	2,030	$19,426	$—	$(12,098)	$7,328
Stock repurchase	(115)	(636)	—	—	(636)
Net income	—	—	—	179	179
Balances at September 30, 2019	1,915	$18,790	$—	$(11,919)	$6,871

	Nine Months Ended September 30, 2018
	Common Stock		Accumulated Other Comprehensive Income	Accumulated
	Shares	Amount	(Loss)	Deficit	Total
Balances at December 31, 2017	2,043	$19,480	$—	$(13,584)	$5,896
Exercise of stock options	5	39	—	—	39
Net income	—	—	—	1,469	1,469
Balances at September 30, 2018	2,048	$19,519	$—	$(12,115)	$7,404

See notes to condensed consolidated financial statements.

QUALSTAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

(In thousands)

	Nine months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$179	$1,469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35	69
Loss on disposal of assets	30	-
Provision for recovery of bad debts and returns, net	-	1
Provision for inventory obsolescence	237	227
Amortization of right of use	(338)	-
Changes in operating assets and liabilities:
Accounts receivable	(368)	(245)
Inventories	(68)	(1,381)
Prepaid expenses and other current assets	(84)	(75)
Accounts payable	302	17
Accrued payroll and related liabilities	(8)	153
Deferred service revenue	65	(109)
Lease liabilities	349	-
Other accrued liabilities	(120)	(14)
Total adjustments	32	(1,357)
Net cash provided by operating activities	211	112

Cash flows from investing activities:
Purchases of equipment	(85)	(18)
Net cash used in investing activities	(85)	(18)

Cash flows from financing activities:
Proceeds from the exercise of stock options	-	39
Purchase of common stock	(636)	-
Net cash provided by (used in) financing activities	(636)	39

Net increase (decrease) in cash, restricted cash and cash equivalents	(510)	133

Cash, restricted cash and cash equivalents at beginning of period	4,881	4,798

Cash, restricted cash and cash equivalents at end of period	$4,371	$4,931

Supplemental cash flow disclosures:

Income taxes paid	$10	$32

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

We design our products at our facilities in California and Singapore. We sell our products globally through authorized resellers and directly to OEMs. N2Power utilizes contract manufacturers in Asia to produce our power solutions products. Our storage products are manufactured by us at our factory in Camarillo, California and by our OEM suppliers in other parts of the world.

The Company's significant accounting policies are disclosed in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 7, 2019 (the “Annual Report”). There were no material changes to the significant accounting policies during the nine months ended September 30, 2019, apart from the Company's accounting policy related to the accounting for leases, as discussed below.

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

Deferred service revenue is shown separately in the condensed consolidated balance sheets as current and long term.  At September 30, 2019 we had deferred service revenue of approximately $928,000.  At December 31, 2018, we had deferred service revenue of approximately $863,000.

Legal and Other Contingencies

The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. An estimated loss from a loss contingency such as a legal proceeding or claim is accrued by a charge to income if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. When legal costs that the entity expects to incur in defending itself in connection with a loss contingency accrual are expected to be material, the loss should factor in all costs and, if the legal costs are reasonably estimable, they should be accrued in accordance with ASC 450, regardless of whether a liability can be estimated for the contingency itself. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. Changes in these factors could materially impact our condensed consolidated financial statements. No loss contingency was reported as of September 30, 2019.  At December 31, 2018, we had a loss contingency reserve of $100,000.

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

We may periodically undergo examinations by the federal and state regulatory authorities and the Internal Revenue Service. We may be assessed additional taxes and/or penalties contingent on the outcome of these examinations. Our previous examinations have not resulted in any unfavorable or significant assessments. No provision for taxes have been made, as the Company has net operating loss carryforwards available to offset taxable income.

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

NOTE 3 - BALANCE SHEET DETAILS

The following tables provide details of selected balance sheet accounts (in thousands):

Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value. Inventories are comprised as follows (in thousands):

	September 30, 2019	December 31, 2018
	(unaudited)
Raw materials	$163	$136
Finished goods	2,565	2,761
Net inventory balance	$2,728	$2,897

Property and equipment, net

The components of property and equipment are as follows (in thousands):

	September 30, 2019	December 31, 2018
	(unaudited)
Leasehold improvements	$162	$114
Furniture and fixtures	268	286
Machinery and equipment	610	844
	1,040	1,244
Less accumulated depreciation and amortization	(908)	(1,132)
Property and equipment, net	$132	$112

 QUALSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

Depreciation and amortization expense for the three months ended September 30, 2019 and 2018 was $11,000 and $17,000 (unaudited), respectively, and for the nine months ended September 30, 2019 and 2018 was $35,000 and $69,000 (unaudited), respectively.

Other Accrued Liabilities

The components of other liabilities are as follows (in thousands):

	September 30, 2019	December 31, 2018
	(unaudited)
Accrued warranty	$341	$365
Accrued outside commissions	46	41
Accrued contingent legal fees	-	100
Deferred rent	-	22
Other accrued liabilities	18	31
Total other accrued liabilities	$405	$559

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

Activity in the liability for product warranty (included in other accrued liabilities) for the periods presented is as follows (in thousands):

	Nine months Ended September 30, 2019	Year Ended December 31, 2018
	(unaudited)
Beginning balance	$365	$322
Cost of warranty claims	(13)	(15)
Accruals for product warranties	(11)	58
Ending balance	$341	$365

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
In thousands (except per share amounts):
Net income	$49	$405	$179	$1,469
Weighted average outstanding shares of common stock	1,922	2,048	1,967	2,048
Dilutive potential common shares from employee stock options	-	17	-	40
Common stock and common stock equivalents	1,922	2,065	1,967	2,088
Income per share:
Basic net income per share	$0.03	$0.20	$0.09	$0.72
Diluted net income per share	$0.03	$0.20	$0.09	$0.70

Outstanding stock options that were excluded from the calculation of diluted net income per share, as their inclusion would have been anti-dilutive, were 161,333 and 1,333 stock options for the three months ended September 30, 2019 and 2018, respectively, and were 176,000 and 1,333 stock options for the nine months ended September 30, 2019 and 2018, respectively.

NOTE 6 – STOCKHOLDERS’ EQUITY

On December 5, 2018, the board of directors approved a stock repurchase program (the “Stock Repurchase Program”) to repurchase shares of the Company’s common stock. The program permitted repurchases of up to a maximum aggregate purchase price of $2,400,000 and the number of shares of Common Stock repurchased shall not exceed 409,000. Under the Stock Repurchase Program, during the three and nine months ended September 30, 2019 a total of 22,458 and 115,164 shares were repurchased, with a total of 133,266 shares having been repurchased since the program began. The program expires December 5, 2019.

NOTE 7 –STOCK INCENTIVE PLANS AND SHARE-BASED COMPENSATION

Share-Based Compensation

The Company did not incur an expense for share-based compensation associated with outstanding stock options for the three and nine months ended September 30, 2019 and 2018. No income tax benefit was recognized in the condensed consolidated statements of operations for share-based arrangements in any period presented. At September 30, 2019, the Company did not have any unrecognized compensation costs related to share-based compensation.

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

The following table summarizes stock option activity:

Options	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	178,000	$7.19	8.63	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited, canceled or expired	(16,667)	7.38	—	—
Outstanding at September 30, 2019	161,333	7.17	7.74	—

Exercisable at September 30, 2019	161,333	$7.17	7.74	$—

NOTE 8 – INCOME TAXES

We did not record a provision or benefit for income taxes for the three and nine months ended September 30, 2019 and 2018, as the Company has net operating loss carryforwards available to offset taxable income. The Company has recorded a full valuation allowance against its net deferred tax assets based on the Company’s assessment regarding the realizable nature of these net deferred tax assets in future periods. The 2017 federal tax return was examined and provided a no change notice by the Internal Revenue Service.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
Revenue – geographic activity (in thousands):	(unaudited)		(unaudited)		(unaudited)		(unaudited)
	$	%	$	%	$	%	$	%
North America	$2,267	61.2%	$1,723	54.6%	$6,184	61.9%	$5,082	54.5%
Europe	418	11.3%	545	17.3%	1,195	11.9%	1,427	15.3%
Asia Pacific	1,016	27.4%	883	28.0%	2,576	25.8%	2,769	29.7%
Other	2	0.1%	3	0.1%	43	0.4%	42	0.5%
	$3,703	100.0%	$3,154	100.0%	$9,998	100.0%	$9,320	100.0%

Two customers accounted for 20.7% and 11.0% of the Company’s net revenue for the three-month period ended September 30, 2019.  At September 30, 2019, the same two customers were 36.7% of the accounts receivable balance. The accounts receivable balances totaled 6.3% of net accounts receivable for the same two customers as of December 31, 2018.

Two customers accounted for 23.5% and 11.0% of the Company’s net revenue for the nine-month period ended September 30, 2019.  At September 30, 2019, the same two customers were 31.9% of the accounts receivable balance.

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

Qualstar leases a 15,160 square foot facility located in Simi Valley, California. The three-year lease began December 15, 2014 and has been renewed for an additional three years, expiring February 28, 2021. Rent on this facility is $11,000 per month with a step-up of 3% annually. On May 22, 2019, Qualstar entered into a Standard Sublease Multi-Tenant (the “Sublease”), with Stillwater Agency, Inc., a California corporation (“Stillwater”), for the Simi Valley location, which previously served as Qualstar’s head office location and principal executive office. The term of the Sublease commenced on July 15, 2019 and ends on February 28, 2021 (the “Term”). The base rent under the Sublease is approximately $12,886.00 per month. Stillwater is also responsible for approximately nine percent (9%) of certain operating expenses and taxes associated with the office building in which the leased premises are located. Prior to entering the Sublease, Qualstar subleased a portion of the warehouse space to Interlink and was reimbursed for the space and other related expenses on a monthly basis.

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

The rate implicit in each lease is not readily determinable, and we therefore use our incremental borrowing rate to determine the present value of the lease payments. The weighted average incremental borrowing rate used to determine the initial value of right of use (ROU) assets and lease liabilities during the three months ended September 30, 2019 was 6.75%, derived from borrowing rate quotes as obtained from the Company’s business bank. We have certain contracts for real estate which may contain lease and non-lease components which we have elected to treat as a single lease component.

Right of use assets for operating leases are periodically reduced by impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether a ROU asset is impaired, and if so, the amount of the impairment loss to recognize.  As of September 30, 2019, we have not recognized any impairment losses for our ROU assets.

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

At September 30, 2019, the Company had current and long-term operating lease liabilities of $272,000 and $495,000, respectively, and right of use assets of $734,000.

Future minimum lease payments under these leases are as follows, in thousands, (unaudited):

			Net
	Minimum		Minimum
	Lease	Sublease	Lease
Years Ending December 31,	Payment	Revenue	Payment
Remainder of 2019	$105	$(81)	$24
2020	277	(167)	110
2021	148	(26)	122
2022	129	-	129
2023	133	-	133
After	79	-	79
Total undiscounted future non-cancelable minimum lease payments	871	(274)	597
Less: Imputed interest	(104)	-	(104)
Present value of lease liabilities	$767	$(274)	$493

In the Company's financial statements for periods prior to January 1, 2019, the Company accounts for leases under ASC 840, and provides for rent expense on a straight-line basis over the lease terms. Net rent expense for the three and nine months ended September 30, 2019 was $45,000 and $129,000, respectively.

 QUALSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

Other information related to our operating leases is as follows:

Nine Months Ended September 30, 2019
Weighted average remaining lease term in years	1.77
Weighted average discount rate	6.75%

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$243
Operating cash flows from finance leases	-
Financing cash flows from finance leases	-

NOTE 11 – SEGMENT INFORMATION

In its operation of the business, management reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with U.S. GAAP. Our two segments are Power Supplies and Data Storage. The two segments discussed in this analysis are presented in the way we internally manage and monitor performance for the three and nine months ended September 30, 2019 and 2018. Our allocations of internal resources were made to the two business segments for the three and nine months ended September 30, 2019 and 2018. The types of products and services provided by each segment are summarized below:

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

Segment revenue, income before taxes and total assets were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
Power Supplies	$1,450	$1,612	$4,117	$4,598
Storage:
Product	1,148	789	3,060	1,973
Service	1,105	753	2,821	2,749
Total storage	$2,253	$1,542	$5,881	$4,722
Revenue	$3,703	$3,154	$9,998	$9,320

 QUALSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income (Loss) before Taxes
Power Supplies	$(141)	$164	$(497)	$181
Storage	190	241	676	1,288
Income (loss) before taxes	$49	$405	$179	$1,469

	September 30, 2019	December 31, 2018
Total Assets	(unaudited)
Power Supplies
Cash and cash equivalents	$285	$381
Accounts receivable, net	948	1,048
Inventories, net	1,261	1,576
Property and equipment, net	12	47
Other assets	115	102
Total power supply assets	2,621	3,154
Storage
Cash and cash equivalents	$3,986	$4,400
Restricted cash	100	100
Accounts receivable, net	1,229	761
Inventories, net	1,467	1,321
Prepaid expenses and other current assets	240	168
Property and equipment, net	120	65
Other assets	762	29
Total storage assets	7,904	6,844
Total Assets	$10,525	$9,998

NOTE 12 – RELATED PARTY TRANSACTIONS

Steven N. Bronson is the Company’s CEO and is also the President and CEO and a majority shareholder of Interlink Electronics, Inc. (“Interlink”) and BKF Capital Group, Inc. (“BKF”). Interlink reimburses Qualstar for leased space at the Camarillo facility and prior to the Company’s entry into the Sublease, described in Note 10, for leased space at the Simi Valley facility. Interlink also reimburses the Company for other administrative expenses paid by or on behalf of the Company. The total amount charged to Interlink for the three months ended September 30, 2019 and 2018 was $15,000 and $4,000, respectively and $25,000 and $12,000 for the nine months ended September 30, 2019 and 2018. Interlink owed Qualstar $7,000 and $2,000 at September 30, 2019 and December 31, 2018, respectively.

QUALSTAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-(Continued)

The Company reimburses Interlink for expenses paid on the Company’s behalf. Interlink occasionally pays travel, consulting and other expenses incurred by Qualstar. The Company reimbursed Interlink $45,000 and $50,000 for the three months ended September 30, 2019 and 2018, respectively and $103,000 and $180,000 for the nine months ended September 30, 2019 and 2018, respectively. Qualstar did not owe Interlink as of September 30, 2019. At December 31, 2018, Qualstar owed Interlink $2,000.

The Company reimburses BKF for expenses paid on the Company’s behalf. BKF occasionally pays consulting expenses incurred by Qualstar. BKF did not incur any expenses on behalf of Qualstar during the three months ended September 30, 2019 and no expenses were reimbursed by the Company to BKF during such period. The Company did reimburse BKF $2,000 for the nine months ended September 30, 2018 for expenses incurred on the Company’s behalf. Qualstar did not owe BKF any monies at September 30, 2019 and owed $2,000 as of December 31, 2018.

NOTE 13 – SUBSEQUENT EVENTS

On October 29, the Company granted to Steven N. Bronson, the Company’s President and Chief Executive Officer, 50,000 restricted stock units (the “Restricted Stock Units”) for shares of the Company’s common stock under the terms of the Company’s 2017 Stock Option and Incentive Plan and an associated Restricted Stock Unit Agreement with Mr. Bronson (the “Restricted Stock Unit Agreement”).  The Restricted Stock Units were awarded pursuant to that certain employment agreement entered into between the Company and Mr. Bronson on April 13, 2019.  For each of the fiscal years ended December 31, 2019 and December 31, 2020, Restricted Stock Units for 25,000 shares of the Company’s common stock shall vest and the underlying common stock shall become issuable subject to the Company’s achievement of financial and performance objectives for the applicable fiscal year established by the Company’s Compensation Committee.  Subject to the satisfaction of certain conditions, unvested Restricted Stock Units shall also vest and the underlying common stock shall become issuable upon Mr. Bronson’s death or disability, in the event the Company terminates Mr. Bronson’s employment without cause or if Mr. Bronson terminates his employment with the Company for good reason, and in the event of a change in control of the Company.

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

RESULTS OF OPERATIONS - (Unaudited)

The following table is presented in thousands, except for percentages. The percentages in the table are based on net revenues.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	$	%	$	%	$	%	$	%
Power supply revenues	$1,450	39.2%	$1,612	51.1%	$4,117	41.2%	$4,598	49.3%
Storage revenues	2,253	60.8%	1,542	48.9%	5,881	58.8%	4,722	50.7%
Net revenues	3,703	100.0%	3,154	100.0%	9,998	100.0%	9,320	100.0%
Cost of goods sold	2,749	74.2%	1,901	60.3%	7,319	73.2%	5,217	56.0%
Gross profit	954	25.8%	1,253	39.7%	2,679	26.8%	4,103	44.0%
Operating expenses:
Engineering	122	3.3%	123	3.9%	473	4.7%	372	4.0%
Sales and marketing	368	9.9%	351	11.1%	982	9.8%	1,000	10.7%
General and administrative	427	11.5%	374	11.9%	1,078	10.8%	1,262	13.5%
Total operating expenses	917	24.7%	848	26.9%	2,533	25.3%	2,634	28.3%
Income from operations	37	1.0%	405	12.8%	146	1.5%	1,469	15.8%
Other income	12	0.3%	-	-%	33	0.3%	-	-%
Net income	$49	1.3%	$405	12.8%	$179	1.8%	$1,469	15.8%

Comparison of the Three Months Ended September 30, 2019 and 2018 (unaudited)

Change in Net Revenues:

	Three months Ended September 30,
	2019		2018		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Power supply revenues	$1,450	39.2%	$1,612	51.1%	$(162)	$(10.0)%
Storage revenues	2,253	60.8%	1,542	48.9%	711	46.1%
Net revenues	$3,703	100.0%	$3,154	100.0%	$549	17.4%

The increase in net revenues for the three months ended September 30, 2019 compared to the prior year period is attributable to the segment-specific factors described below.

Segment Revenue

Power Supplies – The decrease in power supply sales in the three months ended September 30, 2019 compared to the prior year period is primarily attributable to the decreased orders from existing customers. Key customers that incorporate our power supplies have variable life cycles and production demands. Revenues generated from one key customer decreased significantly during the period, as their demand for our product fell. As some projects reach end - of - life, the timing of new production creates a fluctuation in sales.

Storage – For the three months ended September 30, 2019 compared to the prior year period we experienced growth in our storage product sales as we attracted new customers. Some of the new customers target industries that have larger data storage needs which drive sales of our larger storage solutions. Service revenue also increased as a result of an increase in revenue received from our partnership with Sony Imaging Products & Solutions Inc. for the development of an enterprise class optical disk archive (“ODA”) library, which revenue was offset with a slight decline in technical support revenue. The service revenue from our relationship with Sony will fluctuate during various phases of the project.

Gross Profit:

	Three months Ended September 30,
	2019		2018		Change
	Amount	% of net revenue	Amount	% of net revenue	$Amount	%
Gross profit	$954	25.8%	$1,253	39.7%	$(299)	(23.9)%

The gross profit decrease for the three months ended September 30, 2019 compared to the prior year period is primarily attributed to our power supply business. The reduced revenue did not contribute the same margins to apply to the fixed costs of the business as in the prior year. Gross profit also decreased as a result of the Company’s project development service contract with Sony, which arrangement mandates different levels of gross profit during various phases of the project. The current phase allows a gross profit limit of 10% with a maximum profit of $250,000.

Operating Expenses:

	Three months Ended September 30,
	2019		2018		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Engineering	$122	3.3%	$123	3.9%	$(1)	(0.8)%
Sales and marketing	$368	9.9%	$351	11.1%	$17	4.8%
General and administrative	$427	11.5%	$374	11.9%	$53	14.2%

Engineering

Engineering expenses were relatively consistent for the three months ended September 30, 2019 compared to the prior year.

Sales and Marketing

Sales and marketing expenses increased during the three months ended September 30, 2019 from the prior year period, primarily from an increase in marketing expenses and sales commissions offset by a reduction in personnel costs.

General and Administrative

General and administrative costs increased during the three months ended September 30, 2019 from the prior year period as a result of an increase in legal fees and costs associated with our move to our new facility in Camarillo, California, offset by decline in bonus expenses.

Other income

Other income increased as a result of interest earned during the three months ended September 30, 2019.

Provision for Income Taxes

We did not record a provision or benefit for income taxes for each of the three months ended September 30, 2019 and 2018, due to our net operating loss carryforwards (NOL’s). There were no changes to the valuation allowance during the three months ended September 30, 2019.

Comparison of the Nine Months Ended September 30, 2019 and 2018 (unaudited)

Change in Net Revenues:

	Nine months Ended September 30,
	2019		2018		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Power supply revenues	$4,117	41.2%	$4,598	49.3%	$(481)	(10.5)%
Storage revenues	5,881	58.8%	4,722	50.7%	1,159	24.5%
Net revenues	$9,998	100.0%	$9,320	100.0%	$678	7.3%

The increase in net revenues for the nine months ended September 30, 2019 compared to the prior year period is attributable to the segment-specific factors described below.

Segment Revenue

Power Supplies – The decrease in power supply sales in the nine months ended September 30, 2019 compared to the prior year period is primarily attributable to the decreased orders from existing customers. Key customers that incorporate our power supplies have variable life cycles and production demands. Revenues generated from one key customer decreased significantly during the period, as their demand for our product fell. As some projects reach end - of - life, the timing of new production creates a fluctuation in sales.

Storage – For the nine months ended September 30, 2019 compared to the prior year period we experienced revenue growth from data storage product sales, offset by a decline in services revenues relating to storage products. The increase in product revenues is attributed to new reseller relationships focused on media and entertainment and other industries, which resellers have a high demand for tape technology. Our service revenue decreased compared to the prior year period, primarily due to a decrease in our technical support revenue.

Gross Profit:

	Nine months Ended September 30,
	2019		2018		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Gross profit	$2,679	26.8%	$4,103	44.0%	$(1,424)	(34.7)%

The gross profit decrease for the nine months ended September 30, 2019 compared to the prior year period is primarily attributed to the decreased gross profit of power supplies and data storage service. Power supply gross profit declined due to a decrease in sales in our power supply segment and a $190,000 one-time charge for the write down of raw material inventory repurchased from a terminated contract manufacturer. Gross profit in our data storage segment declined during the period as a result of reduced revenue from service contracts. In addition, gross profit in our data storage segment decreased during the period as a result of our contract with Sony, which arrangement mandates different levels of gross profit during various phases of the project. The current phase allows a gross profit limit of 10% with a maximum profit of $250,000.

Operating Expenses:

	Nine months Ended September 30,
	2019		2018		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Engineering	$473	4.7%	$372	4.0%	$101	27.2%
Sales and marketing	$982	9.8%	$1,000	10.7%	$(18)	(1.8)%
General and administrative	$1,078	10.8%	$1,262	13.5%	$(184)	(14.6)%

Engineering

Engineering expenses increased in the nine months ended September 30, 2019 from the prior year period as a result of an increase in compliance testing expense as we certified our power supplies to the new UL safety standards.

Sales and Marketing

Sales and marketing expenses slightly decreased during the nine months ended September 30, 2019 from the prior year period, primarily as a result of decreased sales commissions and promotional expenses.

General and Administrative

General and administrative costs decreased during the nine months ended September 30, 2019 from the prior year period.  General and administrative costs decreased primarily due to a decrease in bonus expense, travel expenses, and professional services and legal fees offset by expenses incurred in connection with our move to our new facility in Camarillo, California.

Provision for Income Taxes:  We did not record a provision or benefit for income taxes for each of the nine months ended September 30, 2019 and 2018, due to our prior year operating losses. There were no changes to the valuation allowance during the nine months ended September 30, 2019.

CONTRACTUAL OBLIGATIONS

On March 15, 2019, we entered into a Standard Industrial/Commercial Multi-Tenant Lease – Gross dated February 14, 2019 (the “Lease”), with Flynn-Adolfo Associates, LP, a California limited partnership, for approximately 9,910 square feet of office and warehouse space at 1267 Flynn Road in Camarillo, California (the “Premises”). As of June 1, 2019, the Premises serves as our head office location and is used for research and development, manufacturing, storage and other ancillary business purposes. The initial base rent under the Lease is approximately $9,910 per month and is subject to escalation over the term of the Lease. We are also responsible for our pro-rata share of certain operating expenses and taxes associated with the office building in which the Premises are located. The term of the Lease commenced on June 1, 2019 and will expire on July 31, 2024. We have an option to renew the Lease for two (2) additional thirty-nine (39) month terms.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report on Form 10-Q, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Our principal source of liquidity is cash generated from operations. Net cash provided by operating activities was $211,000 for the nine months ended September 30, 2019 compared to the net cash provided by operating activities of $112,000 for the nine months ended September 30, 2018.

The cash provided by operating activities for the nine months ended September 30, 2019 of $211,000 consisted of the operating income for the period of $179,000, decreased by non-cash adjustments of $36,000 and an increase in the changes of operating assets and liabilities of $68,000.

Investing Activities

Cash used for investing activities for the nine months ended September 30, 2019 was $85,000 relating to the upgrade of computer equipment, leasehold improvements and the installation of new warehouse fixtures.  Cash used for investing activities for the nine months ended September 30, 2018 of $18,000 related to the purchase of computer equipment.

Financing Activities

Cash used by financing activities during the nine months ended September 30, 2019 was $636,000 relating to the purchase of common stock under the Company’s buy-back program.

As of September 30, 2019, cash, restricted cash and cash equivalents decreased $510,000 to $4,371,000 from $4,881,000 at December 31, 2018.

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

ITEM 1A.   Risk Factors

During the three months ended September 30, 2019, there have been no significant changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We initiated a Stock Repurchase Program on December 5, 2018 (see Note 6 for further information). The following table presents the information about purchases by us of our common stock for the three months ended September 30, 2019:

Period:	Total number of shares purchased	Average price paid per share	Total number of shares purchased as a result of publicly announced plans or programs	Maximum or approximate dollar value of shares yet to be purchased under the plans or programs

July 1 – July 31, 2019	9,544	$5.585	120,352	$1,734,748

August 1 – August 31, 2019	12,914	$4.924	133,266	$1,671,499

September 1 – September 30, 2019	-	$-	133,266	$1,671,499

ITEM 3.   Defaults upon Senior Securities

None.

ITEM 4.   Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6.    Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

10.1+	Amendment to Qualstar Corporation 2017 Stock Option and Incentive Plan	10-Q	001-35810	10.1	August 13, 2019
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

**Furnished herewith

+Each a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALSTAR CORPORATION

Dated: November 7, 2019	By:	/s/STEVEN N. BRONSON
Steven. N. Bronson
Chief Executive Officer and President
(Principal Executive Officer)