Form 10-K
period 2019-12-31
QUALSTAR CORP
filed 2020-03-19
CIK 758938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

COMMISSION FILE NUMBER 001-35810

QUALSTAR CORPORATION

 (Exact Name of registrant as specified in its charter)

CALIFORNIA	95-3927330
(State or other jurisdiction of incorporation or organization) 1267 Flynn Road, Camarillo, CA (Address of principal executive offices)	(I.R.S. Employer Identification No.) 93012 (Zip Code)

Registrant’s telephone number, including area code: (805) 583-7744

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock	QBAK	The NASDAQ Capital Market

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

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing sale price of $5.82 on the NASDAQ Stock Market, as of June 28, 2019 was approximately $5.8 million.

As of March 9, 2020, there were 1,925,025 shares of common stock without par value outstanding.

Documents Incorporated by Reference:

None

QUALSTAR CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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

PART I

 ITEM 1. BUSINESS

INTRODUCTION

Qualstar Corporation and its Subsidiaries (“Qualstar”, the “Company”, “we”, “us” or “our”) is organized into two strategic business segments, power solutions and data storage systems. Qualstar is a leading provider of data storage systems marketed under the Qualstar brand and of high efficiency and high-density power solutions marketed under the N2Power brand. Qualstar Corporation was incorporated in California in 1984 and operates four wholly owned subsidiaries. N2Power, Inc. was formed in 2017 to operate the Company’s power supply business. Qualstar Corporation Singapore Private Limited (“QC Singapore”) was created in 2014 to give the Company an engineering footprint in Singapore and better service our contract manufacturers and our Asian distribution partners and customers. On July 4, 2018, a wholly owned subsidiary of Qualstar Corporation, Qualstar Limited, was created to operate the Company’s data storage business in Europe and Africa and on September 5, 2018, a wholly-owned subsidiary of Qualstar Corporation, Q-Smart Data Private Limited, was created to operate the Company’s data storage business in Asia.

Qualstar’s N2Power branded power solutions products provide unique power solutions to original equipment manufacturers (“OEMs”) for a wide range of markets, including communications networking, industrial, gaming, test equipment, lighting, medical as well as other market applications. Data storage system products include highly scalable automated magnetic tape-based storage solutions that store, retrieve and manage electronic data primarily in the network computing environment and to provide solutions for organizations requiring backup, recovery and archival storage of critical electronic information.

Our storage products are compatible with a wide range of storage management software solutions such as those offered by Xendata, IBM, EMC, CommVault and Veritas.  We offer products addressing the storage needs of the small and mid-size business market. In addition to storage products, we offer service and support programs for our customers.

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

We sell our products globally through authorized resellers and directly to OEMs. N2Power utilizes contract manufacturers in Asia to produce our power solutions products. Qualstar storage products are manufactured by our OEM suppliers in other parts of the world and are configured to order at our facility in Camarillo, California.

DATA STORAGE INDUSTRY

 Background

The data retention and archival storage markets are comprised of a few large suppliers and a number of medium and smaller companies that offer specialized products and capacity ranges.  Solutions include both disk based and tape-based systems and related software.

The proliferation of digital data, e-commerce, big data, digital media streaming, and data analysis has created exponential growth in the production of digital information. As regulators and companies require the longer retention of and access to archived data, the market for products to store that data cost-effectively is growing. We believe this trend will drive continued demand for tape-based data storage products.

Strategy

The primary objective of our storage business is to be a global leader in highly scalable, cost effective data retention and archival storage for the information technology markets.  To achieve this objective, we plan to:

●

Continue to expand our sales channels and geographies. We have begun to accelerate the promotion of Qualstar storage solutions on a global basis and will continue to add resellers outside the US in addition to adding new domestic resellers.

●

Launch effective marketing campaigns that will increase market awareness of the Qualstar brand as well as reinforce tape’s role within the storage arena. We plan on advertising in select vertical markets to highlight the storage solutions Qualstar provides for those sectors. We also plan on attending trade shows with our partners in order to leverage both their coverage of their markets and their branding in the marketplace.

●

Produce expandable storage solutions that deliver scalability within the data center and more effective capital spending for our customers.  Expandability is a key requirement for customers with rapidly growing capacity needs. Expandability enables customers to easily and quickly add more storage while providing a cost-effective solution that can be readily budgeted during their planning cycles.

●

Expand our product line through private label offerings. We will continue to partner with other vertical solution providers to offer private label products.  In this way, we can provide customers with a broad product offering that expands beyond the product choices they have today.

●

Explore adjacent technologies to expand our functionality and footprint in the IT market.  Historically, we have been focused on products offering tape-based data storage.  We will also explore partnerships with software and disk manufacturers when reasonable to offer a complete data storage solution.

●

Expand our cost effective, service and support programs in international markets. We will investigate enhancing our service and support programs in international markets as we expand product sales in those regions.

Our Storage Solutions

Today’s Linear Tape-Open (“LTO”) data storage solutions yield a compelling outcome for organizations struggling to cope with fast growing data, reliable data retention, and budgetary pressure. Qualstar offers LTO-based data storage devices for various vertically focused business units, including but not limited to, media and entertainment, oil and gas, high performance computing, education, telecom and life sciences.

We deliver cost effective data protection and archival storage to small and mid-sized businesses, and to more complex small and mid-sized enterprise environments with stringent performance and data availability requirements.  We provide a variety of storage solutions with a wide range of data storage capacities.

Q Series - Tape based data storage devices

Qualstar offers a full range of entry level and mid-range data storage solutions for customers ranging from 10 Terabytes to 6.72 Petabytes. Our Q8, Q40, Q48 and scalable Q80 tape libraries satisfy the required data storage capacities as well as data transfer rates of entry level and mid-range customers.

RLS Series - Tape based data storage devices

These are our “Simply Reliable” robust tape libraries that are designed and manufactured in the United States to satisfy the data storage needs of mid-range customers. With built-in library enabled encryption, individual robots in each cabinet and elevator mechanism to transfer cartridges from one cabinet to other, these tape libraries offer robust data protection at a low cost of ownership. Ranging from 50 to 474 slots offer between 600 Terabytes and 5.69 Petabytes of data storage capacity and up to a 23.8 Terabytes per hour data transfer rate.

XLS Series - Enterprise class tape-based storage devices

XLS is Qualstar’s highly modular enterprise library system delivering intelligence, density, flexibility, scalability, and ease of use, coupled with our signature reliability and value. XLS features Compass Architecture™, an advanced robotics design that yields superior reliability and density. XLS can be expanded from 435 tapes in easy increments to over 11,700 tapes offering more than 140 Petabytes of data storage capacity. Our unique LRM (Library Resource Module) and MEM (Media Expansion Module) combination allows maximum density of 1368 Terabytes per square foot.

POWER SUPPLY INDUSTRY

Background

The power supply industry is comprised of a few large suppliers and a vast number of smaller companies that focus on specialized products and markets.  Currently, the power solutions market for our N2Power brand products include the servers, storage and network (“SSN”), industrial and transportation (“IND”), network power systems (“NPS”), medical, gaming and lighting markets.

We believe the following key trends will continue to drive demand for our power solutions products:

●

Increasing amounts of power required by the communications infrastructure industry.  The proliferation of the internet, wireless communications, broadband applications, server and storage farms, data centers and their related infrastructures, and other new technologies have increased exponentially the amount of information transmitted around the world.  As a result, the push for higher bandwidth and more efficient and effective power solutions has been driving a faster replacement cycle for telecommunications equipment as well as strong infrastructure expansion.

●

Increasing demand for high conversion efficiencies, high power density and digital power management.   Efforts to reduce energy consumption in the EU, the United States and Asia are increasing the demand for high conversion efficiencies and digital power control.  In addition, groups such as the Climate Savers Computing Initiative, consortium of companies that include Google, Intel, and other eco-conscious businesses and conservation organizations are promoting the development, deployment, and adoption of smart technologies that can both improve a computer’s power efficiency and reduce its energy consumption when inactive.  Because a large portion of electrical energy waste occurs during the power conversion process, power companies have an opportunity to reduce operating costs for the end user by improving conversion efficiency. Our AC/DC power supplies provide conversion efficiency ratings up to 93%. Our digital power control technologies allow us to achieve high levels of power conversion efficiency and control that are not possible with analog designs.  Higher conversion efficiencies help reduce overall power usage and thereby cut greenhouse gas emissions and total cost of infrastructure ownership.

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

●

Expand our product line while continuing to strive for higher power levels and greater conversion efficiencies within a smaller footprint.   Minimizing space requirements within our customers’ products is critical, and as a result there is a continuing need for smaller packaging while delivering additional power.  Our product roadmap addresses these needs and our objective is to lead the industry with the greatest efficiency in the smallest footprint with the highest power available.  In this way, we can deliver advantages to our OEM customers as they leverage our technology in their product designs.

●

Expand our product line through private label offerings.  We have identified a need for utilizing other manufacturers’ core products to complement our own, when we lack products in certain markets or at specific power levels. To achieve this, we will utilize our relationships with other power solutions manufacturers.

●

Organize our technology resources for fast time to market on derivative products. Our customers continually request derivative configurations of our existing products.  In order to serve this market effectively, we are organizing our engineering resources for fast turnaround on these designs to shorten our OEM customers’ design cycle, leading to faster time to market.

Our Power Solution Products

We design, develop, manufacture and market our power solution products, whose purpose is to convert, regulate, purify, manage or distribute electrical power for electronic equipment.  Our products are used in a variety of applications and convert AC current from the power grid to DC current, or modify the voltage being delivered (DC to DC).  We typically target markets where high efficiency and power density are important to our customers.

We sell standard, modified-standard and custom designed products.  Standard products are sold unmodified to our customers.  Modified-standard products are based on lightly modified versions of standard products.   Custom products are designed specifically to the customer’s specification and are not generally sold to other customers. Custom products may require non-recurring engineering and certification costs to bring the product to production. With our core competencies in both power and mechanical design, we are an Optimized Power Systems Manufacturer (OPSM), offering complete custom power assemblies that eliminate the need for our customers to purchase additional components to integrate our power supplies into their products.

CUSTOMERS

Our solution-focused product offerings are designed specifically for OEMs, information technology departments, and lower and middle market companies. We sell our storage products through our worldwide authorized distributor and reseller network. Power supplies are sold through distributors and direct through independent outside sales representatives. All of our products and services are designed and manufactured to address our customers’ stringent requirements and reliability standards. The following provides additional detail on our channels:

●

Storage reseller channel. Our reseller channel includes systems integrators, value-added resellers (“VARs”) and value-added distributors (“VADs”). Our resellers frequently package our products as part of a comprehensive data processing system or with other storage devices as complete storage subsystem. Our resellers frequently recommend our products as replacement solutions when customers’ systems are upgraded or bundle our products with storage management software specific to the end user's system. We support the reseller channel through our dedicated field sales representatives and technical support technicians.

●	Storage OEM channel. OEM customers incorporate our storage products with their application software and other components to deliver a focused solution. Our products may or may not carry our label.

●	N2Power OEM channel. We have supply agreements with the major power supply customers who incorporate our products into their server, gaming, network and industrial product offerings.

 We divide our worldwide sales into three geographical regions:

●	The Americas: Mexico, United States, Canada, and South America;

●	EMEA: Europe, the Middle East and Africa;

●	APAC: Asia and Pacific countries.

We support our customers in the Americas primarily through a network of trained distribution partners and representatives located throughout the region. We support our EMEA, APAC and other foreign customers through our distributors and resellers located throughout these regions.

Sales to customers outside of the United States represent a significant portion of our sales. International sales are subject to various risks and uncertainties. (See "Risk Factors" in Part I, Item 1A of this report.) The following table sets forth foreign revenue by geographic area ($ in thousands):

	Twelve Months Ended December 31,
	2019	2018
Foreign revenue:
EMEA	$1,696	$1,849
APAC	3,787	3,276
Other foreign revenue	56	147
	$5,539	$5,272
Foreign revenue as a percentage of total net revenue	41.2%	43.1%

We provide a full range of marketing materials for branded products, including product specifications, sales literature, and application notes. We also offer lead generation opportunities to key channel partners. Our sales management and engineering personnel provide support to the channel partners and visit potential customer sites to demonstrate the technical advantages of our products. We maintain press relations in the United States, and participate in trade shows worldwide.

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

 Standard warranties include:

●	Three-year standard limited warranty on our RLS and XLS tape library products;

●	Two-year standard limited warranty on our “Q-Series” products;

●	Optional 24/7 or next business day onsite service on our data storage products in many countries throughout the world; and

●	Three-year return to factory warranty on our N2Power products.

ENGINEERING

Our power supply engineering team work to improve our current products and create new products. Our engineers work closely with our customers to incorporate modifications for their specific project requirements. Our data storage business utilizes consultants for any engineering requirements.

Our engineering efforts encompass both the USA and Singapore.  We have also formed strategic partnerships for supplementary engineering resources with third party companies to capture additional state-of-the-art technology driven power designs.  These partnerships allow us to increase our product breadth by releasing more standard and modified standard power solution products in the future.

We incurred engineering costs of $0.6 million for the twelve months ended December 31, 2019 and $0.5 million for the twelve months ended December 31, 2018, representing 4.4%, and 4.1% of net revenues, respectively.

MANUFACTURING AND SUPPLIERS

We perform product assembly, integration and testing for our storage products at our facility in Camarillo, California, and formerly in Simi Valley, California. Our private label storage products are manufactured in various geographical locations by a select group of suppliers. Our N2Power branded products are manufactured in China at specifically qualified contract manufacturers.  We purchase tape drives, chassis, printed circuit boards, integrated circuits, and all other major components from outside suppliers. We carefully select suppliers based on their ability to provide quality parts and components which meet technical specifications and volume requirements. We actively monitor these suppliers but we are subject to substantial risks associated with the performance of our suppliers. For certain components, we qualify a single source, which magnifies the risk of shortages and decreases our ability to negotiate with that supplier. See "If our suppliers fail to meet our component and manufacturing needs, it would delay our production and our product shipments to customers and negatively affect our operations" under the heading "Risk Factors" in Part I, Section 1A of this report.

COMPETITION

The worldwide data storage market is highly competitive. Competitors vary in size from small start-ups to large multi-national corporations which may have substantially greater financial, engineering and marketing resources than us. In the tape automation market, we believe our primary competitors are International Business Machines Corporation ("IBM"), Oracle/StorageTek, Dell Inc., Hewlett Packard, Overland Storage, Spectra Logic and Quantum Corporation. Key competitive factors include product features, reliability, durability, scalability and price. Barriers to entry in tape automation are relatively high as this is an established industry that is capital intensive.

Our primary power supply competitors are Meanwell, Artesyn, TDK Lambda, XP Power and Bel Power. Key competitive factors in these markets include price, performance, functionality, availability, interoperability, connectivity, time to market, enhancements and total value of ownership. Barriers to entry for power supply products are high as the industry is capital intensive.

The markets for all of our products are characterized by significant price competition and we anticipate that our products will continue to face substantial pricing pressure.

INTELLECTUAL PROPERTY

We rely on a combination of trademark, trade secret and other intellectual property laws to protect our proprietary rights. Despite our efforts to protect our proprietary rights, competition in our businesses is significant. We believe that, because of the rapid pace of technological change in the tape storage and power supply industries, patent, copyright, trademark and trade secret protection are less significant than factors such as market responsiveness, knowledge, ability, the experience of our personnel, and timely new product introductions.

We enter into Employee Proprietary Information and Inventions Agreements with all employees and consultants to protect our technology and designs.

EMPLOYEES

As of December 31, 2019, we had 16 employees worldwide, 15 full-time and 1 part-time. We also employ a small number of consultants and temporary employees as needed. We are not a party to any collective bargaining agreements or other similar agreements. We believe that we have a good relationship with our employees.

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

The Company achieved operating profitability in the years ended December 31, 2018 and 2017.  In 2019, the Company experienced a small operating loss, and prior to 2017, the Company had a history of operating losses since fiscal year ended June 30, 2004. There is no assurance that management can achieve or sustain profitability.

Public health threats could have an adverse effect on our operations and financial results.

Public health threats could adversely affect our ongoing or planned business operations. In particular, the outbreak in December 2019 of a novel coronavirus (COVID-19) in China has resulted in quarantines, restrictions on travel and other business and economic disruptions. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including the suppliers, distributers, resellers and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and adversely impacted.

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

As our primary supplier is in China, issues such as natural disasters or government directed closures may adversely affect our ability to deliver product in a timely manner to our customers. The recent extension by the Chinese government of the Lunar New Year holiday to curb the spread of the Coronavirus has disrupted the supply chain for global markets and may materially and adversely impact the supply of components used in our products.

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

We rely on a combination of trademark, trade secret, and other intellectual property laws and various contract rights to protect our proprietary rights. Despite our efforts to protect our proprietary rights, however, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. As a consequence, these rights may not preclude competitors from developing products that are substantially equivalent or superior to our products. In addition, many aspects of our products are not subject to intellectual property protection and therefore can be reproduced by others.

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

We generate a significant percentage of our revenue internationally, and we believe that international sales will continue to represent a substantial portion of our revenues. In addition, our manufacturing of power supply products is performed by contract manufacturers in Asia. We face risks that the countries in which we conduct business, or in which we have customers, suppliers, or contract manufacturers could:

●	Experience financial, economic or political instability;

●	Adopt laws that make the enforcement of our contractual or other legal rights and remedies difficult or uncertain;

●	Provide inadequate intellectual property protection for our technology;

●	Impose restrictions on the export or import of technology that would affect our ability to obtain supplies from, or sell products into, such countries;

●	Impose tariffs, quotas, taxes, other market barriers;

●	Impose other laws, regulations or policies adversely affecting trade, investment or taxes, including those relating to the repatriation of funds and to withholding taxes; or

●	Experience business closures due to health threats or natural disasters.

Other risks and costs associated with international operations include:

●	Currency exchange risk, to the extent that exchange rate fluctuations could make our products unaffordable to foreign purchasers or more expensive compared to those of foreign manufacturers;

●	Compliance with laws and regulations in various regions in which we operate;

●	Greater difficulty and longer delays in collecting accounts receivable from international customers; or

●	Increased risk of shipping disruptions particularly in foreign countries experiencing political instability.

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

The United States government has indicated and demonstrated its intent to alter its approach to international trade policy through the renegotiation, and termination, of certain existing bilateral and multi-lateral trade agreements and treaties with, and the imposition of tariffs on a wide range of products and other goods from, China and other countries. Given our primary contract manufacturer and a significant product supplier is located in China, and we have limited manufacturing elsewhere, policy changes in the United States or other countries, such as the tariffs already proposed, implemented and threatened, present particular risks for us. Tariffs already announced and implemented, and future tariffs may have an adverse effect on certain of our products. We cannot predict future trade policy, the terms of any renegotiated trade agreements or treaties, or tariffs and their impact on our business. A trade war could have a significant adverse effect on world trade and the world economy. To the extent that trade tariffs and other restrictions imposed by the United States or other countries increase the price of, or limit the amount of, our products or components or materials used in our products imported into the United States or other countries, or create adverse tax consequences, the cost or gross margin of our products may be adversely affected and the demand from our customers for products and services may be diminished. If we deem it necessary to alter all or a portion of our activities or operations in response to such policies, agreements or tariffs, our capital and operating costs may increase. Our ongoing efforts to address these risks may not be effective and may have long-term adverse effects on our operations and operating results that we may not be able to reverse. Such efforts may also take time to implement or to have effect, and may result in adverse quarterly financial results or fluctuations in our quarterly financial results. As a result, changes in international trade policy, changes in trade agreements and tariffs could adversely affect our business, results of operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Qualstar headquarters is located in Camarillo, California. The facility is 9,910 square feet and is a 5 year and two-month lease, beginning June 1, 2019 and expiring July 31, 2024. The rent on this facility is $9,910 per month with a 3% step-up annually and an option to renew the lease for two 36 month periods.

Qualstar leases a 15,160 square foot facility located in Simi Valley, California. The three-year lease began December 15, 2014 and has been renewed for an additional three years, expiring February 28, 2021. Rent on this facility is $11,400 per month. On May 22, 2019, Qualstar entered into a sublease for the Simi Valley location, which previously served as Qualstar’s corporate headquarters and principal executive office. The term of the sublease commenced on July 15, 2019 and ends on February 28, 2021 (the “Term”). The base rent under the Sublease is approximately $13,000 per month.

During the fiscal year ended December 31, 2019, Qualstar also leased approximately 5,400 square feet of office space in Westlake Village, California.  The lease expired on January 31, 2020, and will not be renewed. Rent on this facility was $11,000 per month, with a step-up of 3% annually. Effective March 21, 2016, Qualstar entered into a sublease agreement for the Westlake Village facility. The term of the sublease expired at the same time as the term of the master lease and the tenant paid Qualstar $12,000 per month with a step-up of 3% annually.

Qualstar leases a facility in Singapore with 1,359 square feet for our power supply engineering staff. The two-year lease was effective April 1, 2016 and renewed for two years, expiring March 31, 2020. Rent for this facility is $2,600 per month. The lease will not be renewed.

ITEM 3. LEGAL PROCEEDINGS

Qualstar is subject to a variety of claims and legal proceedings that arise from time to time in the ordinary course of our business. Although management currently believes that resolving claims against us, individually or in the aggregate, will not have a materially adverse impact on our financial statements, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. We accrue loss contingencies in connection with our commitments and contingencies, including litigation, when it is probable that a loss has occurred, and the amount of the loss can be reasonably estimated. As of December 31, 2019, no accrual was necessary for fees and costs related to loss contingency matters.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Qualstar’s common stock is traded on The NASDAQ Capital Market or NASDAQ (Symbol — QBAK).

Holders

There were approximately 21 owners of record of Qualstar’s common stock as of March 9, 2020, not including beneficial owners who own their stock in street name through Cede & Co. and others.

Dividend Policy

No dividends were declared in the twelve months ended December 31, 2019 or 2018. Any future determination to pay dividends will be at the discretion of the Company’s Board of Directors and will depend upon, among many other factors, the Company’s results of operations, financial condition, capital requirements and any contractual restrictions.

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On December 5, 2018, the board of directors approved a stock repurchase program (the “Stock Repurchase Program”) to repurchase shares of the Company’s common stock. The program permitted repurchases of up to a maximum aggregate purchase price of $2,400,000 and the number of shares of common stock repurchased was not to exceed 409,000. The program expired December 5, 2019. The following table presents the information about purchases by Qualstar of its common stock during the quarter ended December 31, 2019:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of shares purchased as a result of publicly announced plans or programs	Maximum or approximate dollar value of shares yet to be purchased under the plans or programs
October 1, 2019 to October 31, 2019	6,900	$5.464	140,166	$1,633,810
November 1, 2019 to November 30, 2019	5,638	$5.522	145,804	$1,596,120
December 1, 2019 to December 5, 2019	2,289	$5.678	148,093	$1,565,097

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides additional information regarding Qualstar’s equity compensation plans as of December 31, 2019:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted-average exercise price of outstanding options, warrants and rights (1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	161,333	$7.17	138,667
Equity compensation plans not approved by security holders	—	—	—
Totals	161,333	$7.17	138,667

(1)

Includes shares subject to stock options granted under the 2017 Stock Incentive Plan and the 2008 Stock Incentive Plan as of December 31, 2019. The 2008 Stock Incentive Plan has expired and no further options may be granted under the plan.

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

Qualstar has established two additional subsidiaries to aid the Company’s global expansion goals. On July 4, 2018, a wholly-owned subsidiary of Qualstar Corporation, Qualstar Limited, was created to support Qualstar’s data storage business in Europe, Middle East and Africa. On September 5, 2018, a wholly owned subsidiary of Qualstar Corporation, Q-Smart Data Private Limited, was created to assist the Company’s data storage business growth in the Asia Pacific region.

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

 Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606), when its customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services.  To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. The five-step model is applied to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services transferred to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize revenue in the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

We provide product warranties with varying lengths of time and terms. The product warranties are considered to be assurance-type in nature and do not cover anything beyond ensuring that the product is functioning as intended. Based on the guidance in ASC 606, assurance-type warranties do not represent separate performance obligations. We also sell separately priced maintenance service contracts which qualify as service-type warranties and represent separate performance obligations. We have historically experienced a low rate of product returns under the warranty program.

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

The Company has elected the practical expedient to not disclose information about the transaction price that is unsatisfied as of December 31, 2019, because the transaction price only includes variable consideration that is constrained.

The Company has elected the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component for contracts where the period between when the Company transfers service and when the customer pays is one year or less.

Deferred service revenue is shown separately in the condensed consolidated balance sheets as current and long term.  At December 31, 2019 we had deferred service revenue of approximately $949,000.  At December 31, 2018, we had deferred service revenue of approximately $863,000.

Fair Value of Financial Instruments

We measure fair value on all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least quarterly). See “Note 1 – Accounting Policies” in the accompanying notes to the consolidated financial statements.

Allowance for Doubtful Accounts

We estimate our allowance for doubtful accounts based on an assessment of the collectability of specific accounts and the overall condition of accounts receivable. In evaluating the adequacy of the allowance for doubtful accounts, we analyze specific trade receivables, historical bad debts, customer credits, customer credit worthiness and changes in customers’ payment terms and patterns. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make additional payments, then we may need to make additional allowances. Likewise, if we determine that we could realize more of our receivables in the future than previously estimated, we would adjust the allowance to increase income in the period we made this determination.

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

The Company has net operating loss carry forwards for federal income tax purposes of approximately $30.6 million and net operating loss carry forwards for state income tax purposes of approximately $19.0 million. The Company has engineering and other credits for tax purposes of $2.6 million. If not utilized, the federal net operating loss will start to expire beginning in 2026 and other tax credit carry forwards will start to expire beginning in 2024. If not utilized, the state net operating loss carry-forward as of December 31, 2019 will expire beginning in 2020. The state engineering credit has no limit on the carry-forward period.

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

	Twelve Months Ended December 31,
	2019		2018
Power supply revenues	$5,079	37.8%	$5,927	48.5%
Storage revenues:
Product	4,194	31.2%	3,111	25.4%
Service	4,166	31.0%	3,191	26.1%
Total storage revenues	8,360	62.2%	6,302	51.5%
Net revenues	13,439	100.0%	12,229	100.0%
Cost of goods sold	9,916	73.8%	7,184	58.7%
Gross profit	3,523	26.2%	5,045	41.3%
Operating expenses:
Engineering	588	4.4%	502	4.1%
Sales and marketing	1,397	10.4%	1,337	10.9%
General and administrative	1,608	12.0%	1,716	14.0%
Total operating expenses	3,593	26.7%	3,555	29.1%
Income (loss) from operations	(70)	(0.5)%	1,490	12.2%
Other income	45	0.3%	-	-%
Income (loss) before income taxes	(25)	(0.2)%	1,490	12.2%
Provision (benefit) for income taxes	(18)	(0.1)%	4	0.0%
Net income (loss)	$(7)	(0.1)%	$1,486	12.2%

Comparison of the Twelve Months Ended December 31, 2019 and 2018

Change in Net Revenues:

	Twelve Months Ended December 31,
	2019		2018		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Power supply revenues	$5,079	37.8%	$5,927	48.5%	$(848)	(14.3)%
Storage revenues	8,360	62.2%	6,302	51.5%	2,058	32.7%
Net revenues	$13,439	100.0%	$12,229	100.0%	$1,210	9.9%

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

Storage – For the fiscal year ending December 31, 2019 compared to the prior year period, we experienced revenue growth from the sale of both products and services in our data storage segment. The increase in product revenues is attributed to new vertical channel partnerships focused on media and entertainment, digital forensics, eDiscovery and video surveillance markets. With the release of the LTO8 (Linear Tape-Open) tape technology and the capacity of tape libraries increasing by 100%, the Company has seen a shift in sales to entry level and mid-size libraries. Our Q-Series product portfolio caters to the entry level and mid-size market requirements. Our service revenue increased compared to the previous year, primarily due to the product development service revenue received from our partnership with Sony Imaging Products & Solutions Inc. (“Sony”) for the development of an enterprise class optical disk archive (“ODA”) library offset with a decrease in our technical support revenue. In the quarter ended March 31, 2020, Qualstar provided a notice of termination to Sony and completed its remaining obligations under its contract with Sony.

Our first quarter of 2020 has been impacted by the extended Chinese New Year holiday and the unprecedented change in the global business environment brought on by COVID-19. At this time, in our power supply business, we are experiencing a delay in shipping dates to our customers, as our subcontracted manufacturers rebuild to full capacity. Although the Company has experienced few cancellations at this time, the Company is also seeing customers delay orders in both business segments as they reassess their needs.  At this time, it is difficult for us to predict the impact these events will have on our future revenue.

Gross Profit:

	Twelve Months Ended December 31,
	2019		2018		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Gross profit	$3,523	26.2%	$5,045	41.3%	$(1,522)	30.2%

The Company experienced a decrease in gross profit for the year ended December 31, 2019 compared to the prior year in both of its business segments. Power supply gross profit declined primarily due to a $268,000 one-time charge related to the write down of inventory repurchased from a terminated contract manufacturer. Data Storage gross profit decreased primarily as a result of our arrangement with Sony that limited our gross profit. Our arrangement with Sony mandated different levels of gross profit during our project. During the year ended December 31, 2019 the allowed gross profit limit was 10% compared to the prior year that was not restricted.

Operating Expenses:

	Twelve Months Ended December 31,
	2019		2018		Change
	Amount	% of net revenue	Amount	% of net revenue	Amount	%
Engineering	$588	4.4%	$502	4.1%	$86	17.1%
Sales and marketing	$1,397	10.4%	$1,337	10.9%	$60	4.5%
General and administrative	$1,608	12.0%	$1,716	14.0%	$(108)	(6.3)%

Engineering

Engineering expenses slightly increased in the twelve months ended December 31, 2019 compared to 2018, as a result of the increase in compliance costs in our power supply business related to a new requirement issued by the International Electrotechnical Commission.

Sales and Marketing

Sales and marketing expenses remained flat during the twelve months ended December 31, 2019 compared to 2018. During the twelve months ended December 31, 2019, we added international sales consultants and marketing consultants in an effort to increase our revenues.

General and Administrative

General and administrative costs decreased for the twelve months ended December 31, 2019 compared to 2018, primarily due to the decrease in legal and professional fees.

Provision (benefit) for Income Taxes:

For the twelve months ended December 31, 2019 and 2018, the Company recorded a $18,000 tax benefit and $4,000 tax provision, respectively, relating to state income taxes. The Company had a current year taxable income prior to taking into account net operating loss carryforwards for both federal and state purposes. For federal purposes, after taking into account the benefit of net operating loss carryforwards, no provision for federal taxes was necessary for the twelve months ended December 31, 2019 and 2018. For state tax purposes, after taking into account the benefit of state net operating loss carryforwards, only a small provision for state income tax was necessary, primarily due to minimum taxes in various states in which the Company has a taxable presence.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $0.1 million in the twelve months ended December 31, 2019 compared to $0.2 million of cash provided in the twelve months ended December 31, 2018. The decline in cash provided by operations in 2019 was primarily related to the changes in assets and liabilities. In 2019, the Company had increased accounts receivables from the increase in data storage product sales during the last month of the year. Accounts receivables at December 31, 2019 were $2.4 million compared to approximately $1.8 million at December 31, 2018.

Cash used in investing activities was $85,000 in the twelve months ended December 31, 2019 compared to $26,000 in the twelve months ended December 31, 2018. Our investing activities primarily included warehouse racking and improvements for the new facility and new computer equipment and software.

Cash used in financing activities was $717,000 in the twelve months ended December 31, 2019 for the repurchase of common stock. In the twelve months ended December 31, 2018, cash used in financing activities was $54,000 for the repurchase of common stock offset with proceeds from the exercise of stock options.

The Company continues to focus on achieving profitability and improving cash flow.  By introducing private label products, we have been able to get similar or greater margins without developing new products ourselves, allowing for less headcount and product risk. These efforts and our increase in revenue have contributed to improvements in cash flow. In December 2018, the company implemented a stock buy-back plan to increase shareholder value which plan expired on December 5, 2019.

As of December 31, 2019, the Company had $3.9 million in cash and cash equivalents and $100,000 in restricted cash used as collateral for our corporate credit cards. We believe that our existing cash and cash equivalents will be sufficient to fund our working capital and capital expenditure needs for at least twelve months from the date of this report. We may utilize cash to invest in businesses, products or technologies that we believe are strategic. We periodically evaluate other companies and technologies for possible investment. In addition, we have made and may in the future make investments in companies with whom we have identified potential synergies. However, we have no present commitments or agreements with respect to any material investment in or acquisition of other businesses or technologies. In the event that we require additional capital to meet our business needs, there can be no assurance that additional funding will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.

SUMMARY OF CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following is a summary of our future payments due, offset by sublease income, under contractual obligations as of December 31, 2019 (in thousands):

Contractual Obligations:	Total	Less than 1 Year	1 to 4 Years
Operating Leases	$573	$96	$477

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Qualstar Corporation & Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Qualstar Corporation & Subsidiaries (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for the years ended December 31, 2019 and 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial positions of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for the years ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842), as amended, effective January 1, 2019, using the modified retrospective approach.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Larkspur, CA

March 19, 2020

QUALSTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$3,863	$4,781
Restricted cash	100	100
Accounts receivable, net	2,366	1,809
Inventories, net	2,540	2,897
Prepaid expenses and other current assets	211	180
Total current assets	9,080	9,767

Property and equipment, net	122	112
Right-of-use	676	—
Other assets	160	119
Total assets	$10,038	$9,998

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,029	$1,023
Accrued payroll and related liabilities	192	185
Deferred service revenue	702	736
Lease liabilities, short term	252	—
Other accrued liabilities	368	559
Total current liabilities	2,543	2,503

Other long-term liabilities	52	40
Lease liabilities, long term	453	—
Deferred service revenue, long term	247	127
Total long-term liabilities	752	167
Total liabilities	3,295	2,670

Commitments and contingencies (Note 10)	—	—
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock, no par value; 50,000,000 shares authorized; 1,925,025 and 2,030,017 shares issued and outstanding as of December 31, 2019 and 2018, respectively	18,848	19,426
Accumulated deficit	(12,105)	(12,098)
Total shareholders’ equity	6,743	7,328
Total liabilities and shareholders’ equity	$10,038	$9,998

The accompanying notes are integral to the consolidated financial statements.

QUALSTAR CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Twelve Months Ended December 31,
	2019	2018

Net revenues	$13,439	$12,229
Cost of goods sold	9,916	7,184
Gross profit	3,523	5,045
Operating expenses:
Engineering	588	502
Sales and marketing	1,397	1,337
General and administrative	1,608	1,716
Total operating expenses	3,593	3,555
Income (loss) from operations	(70)	1,490
Other income	45	-
Income (loss) before income taxes	(25)	1,490
Provision (benefit) for income taxes	(18)	4
Net income (loss)	$(7)	$1,486
Comprehensive income (loss)	$(7)	$1,486

Net income (loss) per share:
Basic	$0.00	$0.73
Diluted	$0.00	$0.72
Shares used to compute net income (loss) per share:
Basic	1,925	2,030
Diluted	1,925	2,057

The accompanying notes are integral to the consolidated financial statements.

QUALSTAR CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Accumulated Other Comprehensive Income	Accumulated
	Shares	Amount	(Loss)	Deficit	Total
Balances at December 31, 2017	2,043	$19,480	$—	$(13,584)	$5,896
Exercise of stock options	5	39	—	—	39
Stock repurchase	(18)	(93)	—	—	(93
Share-based compensation	—	—	—	—	—
Net income	—	—	—	1,486	1,486
Balances at December 31, 2018	2,030	$19,426	$—	$(12,098)	$7,328
Exercise of stock options
Stock repurchase	(130)	(717)	—	—	(717)
Share-based compensation	25	139	—	—	139
Net income (loss)	—	—	—	(7)	(7)
Balances at December 31, 2019	1,925	$18,848	—	$(12,105)	$6,743

The accompanying notes are integral to the consolidated financial statements.

QUALSTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Twelve Months Ended December 31,
	2019	2018

Cash flows from operating activities:
Net income (loss)	$(7)	$1,486
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	45	86
Loss on disposal of assets	31	—
Provision for (recovery of) doubtful accounts, net	(16)	3
Provision for inventory reserve	418	362
Share-based compensation	139	—
Amortization of right of use	(280)	—
Changes in assets and liabilities:
Accounts receivable	(541)	(10)
Inventories	(61)	(1,695)
Prepaid expenses and other assets	(73)	(68)
Accounts payable	6	(42)
Accrued payroll and related liabilities	7	12
Deferred service revenue	86	(64)
Lease liabilities	287	—
Other accrued liabilities	(157)	93
Net cash provided by (used in) operating activities	(116)	163

Cash flows from investing activities:
Purchases of equipment	(85)	(26)
Net cash provided by (used in) investing activities	(85)	(26)

Cash flow from financing activities:
Purchase of common stock	(717)	(93)
Proceeds from the exercise of stock options	—	39
Net cash provided by (used in) financing activities	(717)	(54)

Net increase (decrease) in cash, restricted cash and cash equivalents	(918)	83
Cash, restricted cash and cash equivalents, beginning of period	4,881	4,798
Cash, restricted cash and cash equivalents, end of period	$3,963	$4,881

Supplemental disclosure of cash flow information:
Income taxes paid	$11	$32

The accompanying notes are integral to the consolidated financial statements.

QUALSTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Significant Accounting Policies

Business

Qualstar Corporation and its Subsidiaries (“Qualstar”, the “Company”, “we”, “us” or “our”) is organized into two strategic business segments, power solutions and data storage systems. Qualstar is a leading provider of data storage systems marketed under the Qualstar brand and of high efficiency and high-density power solutions marketed under the N2Power brand. Qualstar’s N2Power branded power solutions products provide unique power solutions to original equipment manufacturers (“OEMs”) for a wide range of markets, including communications networking, industrial, gaming, test equipment, lighting, medical as well as other market applications. Data storage system products include highly scalable automated magnetic tape-based storage solutions used to store, retrieve and manage electronic data primarily in the network computing environment and to provide solutions for organizations requiring backup, recovery and archival storage of critical electronic information.

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

We sell our products globally through authorized resellers, distributers, and directly to OEMs. N2Power utilizes contract manufacturers in Asia to produce our power solutions products. Our storage products are manufactured by our OEM suppliers in other parts of the world and configured to order by us at our facility in Camarillo, California.

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

At December 31, 2019, we had deferred revenue of approximately $949,000 and no deferred profit. At December 31, 2018, we had deferred revenue of approximately $863,000 and no deferred profit.

Cash and Cash Equivalents

Qualstar classifies as cash equivalents only cash and those investments that are highly liquid, interest-earning investments with original maturities of three months or less from the date of purchase.

Restricted Cash

At December 31, 2019 and 2018, $100,000 in cash is restricted for use as collateral for the Company’s credit cards.

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

Our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Sales outside North America represented approximately 58.8% of net revenues for the twelve months ended December 31, 2019 and 43.1% of net revenues for the twelve months ended December 31, 2018.

Revenues from Qualstar’s largest customer totaled approximately 23.5% and 12.6% of revenues for the twelve months ended December 31, 2019 and 2018, respectively. At December 31, 2019, the largest customer’s accounts receivable balance, net of specific allowances, totaled approximately 23.4% of net accounts receivable. At December 31, 2018, the largest customer’s accounts receivable balance, net of specific allowances, totaled approximately 2.0% of net accounts receivable.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. Activity in the allowance for doubtful accounts was as follows (in thousands):

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (1)	Balance at End of Period

Twelve months ended December 31, 2019	$57	$—	$—	$(17)	$40
Twelve months ended December 31, 2018	$54	$8	$—	$(5)	$57

(1)	Uncollectible accounts written off, net of recoveries.

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

Activity in the liability for product warranty (included in other accrued liabilities) for the periods presented is as follows (in thousands):

	December 31,
	2019	2018
Beginning balance	$365	$322
Cost of warranty claims	(21)	(15)
Accruals for product warranties	(54)	58
Ending balance	$290	$365

Engineering

All engineering costs are charged to expense as incurred. These costs consist primarily of engineering salaries, benefits, outside consultant fees, purchased parts and supplies directly involved in the design and development of new products, facilities and other internal costs.

Advertising

Advertising and promotion expenses include costs associated with direct and indirect marketing, trade shows and public relations. Qualstar expenses all costs of advertising and promotion as incurred. Advertising and promotion expenses for the years ended December 31, 2019 and 2018 were approximately $82,000 and $92,000, respectively.

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

The following table presents our cash and cash equivalents and restricted cash measured at fair value on a recurring basis at December 31, 2019 and 2018 (in thousands):

	December 31, 2019
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash & Cash Equivalents
Level 1:
Cash	$3,863	$-	$-	$3,863	$3,863
Restricted Cash	100	-	-	100	100
Total	$3,963	$-	$-	$3,963	$3,963

	December 31, 2018
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash & Cash Equivalents
Level 1:
Cash	$4,781	$-	$-	$4,781	$4,781
Restricted Cash	100	-	-	100	100
Total	$4,881	$-	$-	$4,881	$4,881

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

Recent Accounting Guidance

Recent accounting guidance not yet adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes, which is intended to simplify the accounting standard and improve the usefulness of information provided in the financial statements. We intend to implement this new accounting guidance effective January 1, 2021, however early adoption is permitted. we are currently assessing the impact this new accounting guidance will have on our financial statements.

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

Note 2 – Balance Sheet Details

Inventories, net

Inventories consist of the following, in thousands:

	December 31, 2019	December 31, 2018

Raw materials	$199	$136
Finished goods	2,341	2,761
Inventories, net	$2,540	$2,897

Property and Equipment, net

The components of property and equipment are as follows, in thousands:

	December 31, 2019	December 31, 2018

Leasehold improvements	$163	$114
Furniture and fixtures	268	286
Machinery and equipment	609	844
Total property and equipment	1,040	1,244
Less accumulated depreciation and amortization	(918)	(1,132)
Property and equipment, net	$122	$112

Depreciation and amortization expense for the year ended December 31, 2019 and 2018 was $45,000 and $85,000, respectively.

Accrued Payroll and Related Liabilities

The components of accrued payroll and related liabilities are as follows, in thousands:

	December 31, 2019	December 31, 2018

Accrued salaries and payroll taxes	$69	$66
Accrued vacation	123	119
Accrued bonuses	-	-
Total accrued payroll and related liabilities	$192	$185

Other Accrued Liabilities

The components of other accrued liabilities are as follows, in thousands:

	December 31, 2019	December 31, 2018

Accrued warranty	$290	$365
Accrued commissions	55	41
Accrued contingent legal fees	-	100
Accrued deferred rent	-	22
Other accrued liabilities	23	31
Total other accrued liabilities	$368	$559

Note 3 – Income Taxes

The provision for (benefit from) income taxes is comprised of the following (in thousands):

	December 31, 2019	December 31, 2018
Current:
Federal (Net of a 2018 net operating loss benefit of $288)	$—	$—
State (Net of a 2018 and 2019 net operating loss benefit of $35 and $97, respectively)	7	3
Foreign	5	1
Provision for income taxes	$12	$4
Deferred:
Federal	—	—
State	(30)	—
Deferred income tax	$(30)	$—
Net income tax expense	$(18)	$4

The following is a reconciliation of the statutory federal income tax rate to Qualstar’s effective income tax rate:

	Twelve Months Ended December 31,
	2019	2018
Statutory federal income tax benefit	21.0%	21.0%
State income taxes, net of federal income tax benefit	(7.9)	6.6
Foreign income taxes, net of federal income tax benefit	(13.2)	—
Deferred tax adjustment – NOL	42.6	—
Valuation allowance	8.2	(26.6)
Other	0.2	(0.6)
Effective income tax rate	50.9%	0.4%

The tax effect of temporary differences resulted in deferred income tax assets (liabilities) as follows (in thousands):

	December 31, 2019	December 31, 2018
Deferred tax assets:
Net operating loss carry forwards	$7,734	$7,675
Engineering credit carry forwards	1,920	1,919
Inventory reserves	503	558
Capital loss and other credit carry forwards	6	—
Allowance for bad debts and returns	13	16
Stock compensation	330	287
Capitalized inventory costs, stock compensation and other accuals	389	233
Total gross deferred tax assets	10,895	10,688
Less valuation allowance on deferred tax assets	(10,686)	(10,688)
Net deferred tax assets	209	—

Deferred tax liabilities:
Depreciation and other	—	—
Right to use property	(179)	—
Total deferred tax liabilities	(179)	—
Net deferred taxes	$30	$—

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

As previously indicated, the Company records a valuation allowance against its net deferred income tax assets in accordance with ASC 740 “Income Taxes” when in management’s judgment, it is more likely than not that the deferred income tax assets will not be realized in the foreseeable future. For the year ended December 31, 2019 and 2018, the Company placed a valuation allowance on net deferred tax assets. With the exception of a small amount of deferred California taxes, the Company continues to fully offset its deferred tax assets with a valuation allowance, despite generating income in 2018 and 2017 given the Company’s significant book losses prior to 2017 and the current year book and tax loss. With regard to California deferred tax assets, since Qualstar files on a separate company basis, and Qualstar generated book income for 2017 and 2018, and a small loss for 2019, the Company expects to generate income in the subsequent year, therefore the Company reduced a small amount of the valuation allowance related to Qualstar’s separate company net operating loss carryovers.

The Company had net operating loss carry-forwards for federal income tax purposes of approximately $30.7 million as of December 31, 2019 and $30.4 million as of December 31, 2018.  The Company had net operating loss carry-forwards for state income tax purposes of approximately $19.0 million as of December 31, 2019 and $19.7 million as of December 31, 2018. The Company had engineering and other credit carryforwards for tax purposes of $2.7 million as of December 31, 2019 and $2.7 million as of December 31, 2018.

If not utilized, the federal net operating loss will expire beginning in 2026, and other tax credit carry-forwards will expire beginning in 2024. If not utilized, the state net operating loss carry-forward as of December 31, 2019 will begin to expire beginning in 2020.  The state engineering credit has no limit on the carry-forward period.

For U.S. purposes, the Company has completed its evaluation, as of December 31, 2017, of the net operating loss (“NOL”) and credit carryforward utilization limitations under Internal Revenue Code, as amended (the “Code”) Section 382 and 383, change of ownership rules. Code sections 382 and 383 impose certain limitations on the use of NOL or credit carryforwards in certain situations, including when a company has a change in ownership as defined in such sections. As of December 31, 2017, the Company has determined that it has not had a change in ownership within the meaning of IRC Sections 382 and 383. Management, at the date of this filing, is of the opinion that its NOL and credit carryforwards that can be utilized each year.

The following table summarizes the activity related to the Company’s uncertain tax positions (in thousands):

	December 31, 2019	December 31, 2018

Beginning Balance	$29	$29
Increases related to tax positions taken in current year	—	—
Increases related to tax positions taken in prior year	—	—
Decreases due to lapse of statute of limitations	—	—
Related interest and penalties, net of federal tax benefit	—	—
Balance at December 31	$29	$29

The deferred tax asset amounts related to NOL and credit carryforwards have been reduced by approximately $527,000 of uncertain tax positions. The Company expects that any future changes in the unrecognized tax benefit will have no impact on the Company’s effective tax rate due to the existence of the valuation allowance.

The Company’s policy is to include interest and penalties on uncertain tax positions in income tax expense, but they are not significant at December 31, 2019. The Company files its tax returns by the laws of the jurisdictions in which it operates. The Company’s federal tax returns for fiscal years December 31, 2016 and subsequent and California tax returns for fiscal years December 31, 2015 and subsequent, are still subject to examination. Various state and foreign jurisdictions’ tax years remain open to examination as well, though the Company believes any additional assessment will be immaterial to its consolidated financial statements. The Internal Revenue Service performed an audit of the tax period December 31, 2017, the result was no change. The Company does not have any open examinations as of December 31, 2019. As of December 31, 2019, the operations of Qualstar Limited were not material for tax purposes and had no significant impact on the year-end tax provision.

Note 4 – Preferred Stock

Qualstar’s Articles of Incorporation allow for the Board of Directors to issue up to 5,000,000 shares of preferred stock. The Board of Directors has authority to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares of preferred stock without any future vote or action by the shareholders. At December 31, 2019 and 2018, there were no outstanding shares of preferred stock.

Note 5 –Stock Based Compensation

The Company granted to Steven N. Bronson, the Company’s President and Chief Executive Officer, 50,000 restricted stock units (the “Restricted Stock Units”) for shares of the Company’s common stock under the terms of the Company’s 2017 Stock Option and Incentive Plan and an associated Restricted Stock Unit Agreement with Mr. Bronson (the “Restricted Stock Unit Agreement”).  The Restricted Stock Units were awarded pursuant to that certain employment agreement entered into between the Company and Mr. Bronson on April 13, 2019.  25,000 of the 50,000 restricted stock units vested and the underlying 25,000 shares of common stock became issuable as approved by the Company’s Compensation Committee on December 18, 2019. The share-based compensation of $139,000 was recorded for the twelve months ended December 31, 2019. No share-based compensation associated with outstanding stock options and restricted stock grants was recorded during the twelve months ended December 31, 2018.  No income tax benefit was recognized in the statements of comprehensive income (loss) for share-based arrangements in any period presented.

Stock Option Plan

The Company has two share-based compensation plans as described below.

Qualstar adopted the 2008 Stock Incentive Plan (the “2008 Plan”) under which incentive and nonqualified stock options and restricted stock may be granted for shares of common stock. The 2008 Plan expired in 2018 and no additional options may be granted under that plan. However, 3,333 options that were previously granted under the 2008 Plan will continue under their terms.

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

No options were granted in the fiscal years ended December 31, 2019 and 2018. The following table summarizes the assumptions used in the Black-Scholes model to determine the fair value of stock options granted in the fiscal year ended December 31, 2017.

Fiscal Year Ended December 31, 2017
Expected lives, in years	5.0
Estimated volatility	36.89%
Dividend yield	—
Risk-free interest rate	1.92%
Weighted average fair value on grant date	$2.50

The following table summarizes all stock option activity:

Options	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	188,033	$7.38	8.63	—
Granted	—	—	—	—
Exercised	(5,500)	7.08	—	—
Forfeited, canceled or expired	(4,533)	15.23	—	—
Outstanding at December 31, 2018	178,000	7.19	8.63	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited, canceled or expired	(16,667)	7.38	—	—
Outstanding at December 31, 2019	161,333	$7.17	7.49	—
Exercisable at December 31, 2019	161,333	$7.17	7.49	—

At December 31, 2019 and 2018, there is no unrecognized compensation cost related to non-vested share-based compensation awards granted. No options vested during the years ended December 31, 2019 and 2018.

Restricted Stock Units

On October 29, 2019, the Company granted to Steven N. Bronson, the Company’s President and Chief Executive Officer, 50,000 restricted stock units (the “Restricted Stock Units”) for shares of the Company’s common stock under the terms of the Company’s 2017 Stock Option and Incentive Plan and an associated Restricted Stock Unit Agreement with Mr. Bronson (the “Restricted Stock Unit Agreement”). The Restricted Stock Units were awarded pursuant to that certain employment agreement entered into between the Company and Mr. Bronson on April 13, 2019. For each of the fiscal years ended December 31, 2019 and December 31, 2020, Restricted Stock Units for 25,000 shares of the Company’s common stock shall vest and the underlying common stock shall become issuable subject to the Company’s achievement of financial and performance objectives for the applicable fiscal year established by the Company’s Compensation Committee. Subject to the satisfaction of certain conditions, unvested Restricted Stock Units shall also vest and the underlying common stock shall become issuable upon Mr. Bronson’s death or disability, in the event the Company terminates Mr. Bronson’s employment without cause or if Mr. Bronson terminates his employment with the Company for good reason, and in the event of a change in control of the Company. The Compensation Committee approved vesting for the 25,000 shares on December 18, 2019.

Note 6 – Stockholders’ Equity

On December 5, 2018, the board of directors approved a stock repurchase program (the “Stock Repurchase Program”) to repurchase shares of the Company’s common stock. The program permitted repurchases of up to a maximum aggregate purchase price of $2,400,000 and the number of shares of Common Stock subject to repurchase was not to exceed 409,000. Under the Stock Repurchase Program, during in the fiscal years ended December 31, 2019 and 2018, 18,102 and 129,991 shares were repurchased, respectively, with a total of 148,093 shares having been repurchased since the program began. The program expired December 5, 2019.

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

	December 31, 2019	December 31, 2018
In thousands (except per share amounts):
Net income (a)	$(7)	$1,486
Weighted average outstanding shares of common stock (b)	1,925	2,030
Dilutive potential common shares from employee stock options	-	27
Common stock and common stock equivalents (c)	1,925	2,057
Income per share:
Basic net income per share (a)/(b)	$0.00	$0.73
Diluted net income per share (a)/(c)	$0.00	$0.72

For the twelve months ended December 31, 2019 and 2018, 161,333 and 4,666 outstanding stock options were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive.

Note 8 – Commitments

Lease Agreements

The Company has entered into a new lease in Camarillo, California for its corporate headquarters beginning June 1, 2019. The facility is 9,910 square feet and is a 5 year and two-month lease, expiring July 31, 2024. The rent on this facility is $9,910 per month with a 3% step-up annually. Qualstar subleases a portion of the warehouse space to Interlink Electronics, Inc. (“Interlink”) and BKF Capital Group, Inc. (“BKF”) and is reimbursed for the space and other related expenses on a monthly basis. As described in Note 12, Interlink and BKF are related parties.

Qualstar leases a 15,160 square foot facility located in Simi Valley, California. The three-year lease began December 15, 2014 and has been renewed for an additional three years, expiring February 28, 2021. Rent on this facility is $11,000 per month with a step-up of 3% annually. On May 22, 2019, Qualstar entered into a Standard Sublease Multi-Tenant (the “Sublease”), with Stillwater Agency, Inc., a California corporation (“Stillwater”), for the Simi Valley location, which previously served as Qualstar’s corporate headquarters location and principal executive office. The term of the Sublease commenced on July 15, 2019 and ends on February 28, 2021 (the “Term”). The base rent under the Sublease is approximately $12,886 per month. Stillwater is also responsible for approximately nine percent (9%) of certain operating expenses and taxes associated with the office building in which the leased premises are located. Prior to entering the Sublease, Qualstar subleased a portion of the warehouse space to Interlink and was reimbursed for the space and other related expenses on a monthly basis.

Qualstar also leases approximately 5,400 square feet of office space in Westlake Village, California, that expires January 31, 2020, and will not be renewed. Rent on this facility is $11,000 per month, with a step-up of 3% annually. Effective March 21, 2016, Qualstar entered into a sublease agreement for the Westlake Village facility. The term of the sublease expires at the same time as the term of the master lease and the tenant pays Qualstar $12,000 per month with a step-up of 3% annually.

Effective April 1, 2016, a two-year lease was signed for 1,359 square feet for $2,500 per month in Singapore, which has been renewed until March 31, 2020. This lease will not be renewed.

Such leases do not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees.  Variable expenses generally represent the Company’s share of the landlord’s operating expenses.  The Company does not have any leases classified as financing leases.

The rate implicit in each lease is not readily determinable, and we therefore use our incremental borrowing rate to determine the present value of the lease payments. The weighted average incremental borrowing rate used to determine the initial value of right of use (ROU) assets and lease liabilities during the fiscal year ended December 31, 2019 was 4.33%, derived from borrowing rate quotes as obtained from the Company’s business bank. We have certain contracts for real estate which may contain lease and non-lease components which we have elected to treat as a single lease component.

Right of use assets for operating leases are periodically reduced by impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment – Overall, to determine whether a ROU asset is impaired, and if so, the amount of the impairment loss to recognize.  As of December 31, 2019, we have not recognized any impairment losses for our ROU assets.

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

At December 31, 2019, the Company had current and long-term operating lease liabilities of $252,000 and $453,000, respectively, and right of use assets of $676,000.

Future minimum lease payments under these leases are as follows, in thousands, (unaudited):

Years Ending December 31,	Minimum Lease Payment	Sublease Revenue	Net Minimum Lease Payment
2020	$277	$(167)	$110
2021	148	(26)	122
2022	129	-	129
2023	133	-	133
2024	79	-	79
After	-	-	-
Total undiscounted future non-cancelable minimum lease payments	766	(193)	573
Less: Imputed interest	(61)	-	(61)
Present value of lease liabilities	$705	$(193)	$512

In the Company's financial statements for periods prior to January 1, 2019, the Company accounts for leases under ASC 840, and provides for rent expense on a straight-line basis over the lease terms. Net rent expense for the years ended December 31, 2019 and 2018 was $164,000 and $151,000, respectively.

Other information related to our operating leases is as follows:

Year Ended December 31, 2019
Weighted average remaining lease term in years	1.52
Weighted average discount rate	4.33%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$348
Operating cash flows from finance leases	-
Financing cash flows from finance leases	-

Note 9 – Segment Information

Based on the provisions of ASC 280, “Segment Reporting,” and the manner in which the Chief Operating Decision Maker analyzes the business, Qualstar has determined that it has two separate operating segments: power supply and data storage. Segment revenue, loss before income taxes and total assets were as follows, in thousands:

	Twelve Months Ended December 31,
	2019	2018
Revenue
Power Supplies	$5,079	$5,927
Data Storage:
Product	4,194	3,111
Service	4,166	3,191
Total Data Storage	$8,360	$6,302
Total Revenue	$13,439	$12,229

	Twelve Months Ended December 31,
	2019	2018
Income (loss) before Taxes
Power Supplies	$(866)	$(153)
Data Storage	841	1,643
Total Income (Loss) Before Income Taxes	$(25)	$1,490

	December 31, 2019	December 31, 2018
Total Assets
Power Supplies
Cash and cash equivalents	$527	$381
Accounts receivable, net	840	1,048
Inventories, net	872	1,576
Property and equipment	11	47
Other assets	107	102
	2,357	3,154
Data Storage
Cash and cash equivalents	3,336	4,400
Restricted cash	100	100
Accounts receivable, net	1,526	761
Inventories, net	1,668	1,321
Property and equipment	111	65
Right of use	676	-
Other assets	264	197
	7,681	6,844
Total Assets	$10,038	$9,998

In its operation of the business, management reviews certain financial information, including segmented internal profit and loss statements prepared on a basis consistent with GAAP. Our two segments are power supplies and data storage. The two segments discussed in this analysis are presented in the way we internally managed and monitored performance for the twelve months ended December 31, 2019. Internal resources were billed for the twelve months ended December 31, 2019 and 2018. Until the creation of our subsidiary to operate our power supply business, the power supplies segment tracked certain assets separately, and all others were recorded in the data storage segment for internal reporting presentations. Upon the creation of N2Power, Inc., the assets were separated, and the internal resources were billed appropriately.

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

Data Storage — The Company configures to order, supports and sells data storage devices used to store, retrieve and manage electronic data primarily in network computing environments. Tape libraries consist of cartridge tape drives, tape cartridges and robotics to move the cartridges from their storage locations to the tape drives under software control. Our tape libraries provide data storage solutions for organizations requiring backup, recovery and archival storage of critical data.

Geographic Information

Information regarding revenues attributable to Qualstar’s primary geographic operating regions is as follows, in thousands:

	Twelve Months Ended December 31,
	2019	2018
Total Revenue:
North America	$7,900	$6,957
Europe	1,696	1,849
Asia Pacific	3,787	3,276
Other	56	147
	$13,439	$12,229
Power Supply Revenue:
North America	3,507	3,356
Europe	1,118	1,220
Asia Pacific	454	1,351
Other	—	—
	$5,079	$5,927
Data Storage Revenue:
North America	4,393	3,601
Europe	578	629
Asia Pacific	3,333	1,925
Other	56	147
	$8,360	$6,302

The geographic classification of revenues is based upon the location to which the product is shipped. Qualstar does not have any significant long-lived assets outside of the United States.

Note 10 – Legal Proceedings

Qualstar is subject to a variety of claims and legal proceedings that arise from time to time in the ordinary course of our business. Although management currently believes that resolving claims against us, individually or in the aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. We accrue loss contingencies in connection with our commitments and contingencies, including litigation, when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. No accrual was necessary as of December 31, 2019. As of December 31, 2018, an amount of $100,000 was accrued for fees and costs related to a threatened dispute.

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

Note 12 – Related Party Transactions

Steven N. Bronson is the Company’s CEO and is also the President and CEO and a majority shareholder of Interlink Electronics, Inc. (“Interlink”) and BKF Capital Group, Inc. (“BKF”). Interlink reimburses Qualstar for leased space at the Camarillo facility and, previously the Simi Valley facility and for other administrative expenses paid by or on behalf of the Company. The total amount charged to Interlink for the twelve months ended December 31, 2019 and 2018, was $39,000 and $17,000, respectively. Interlink owed Qualstar $5,000 and $2,000 at December 31, 2019 and December 31, 2018, respectively.

The Company reimburses Interlink for expenses paid on the Company’s behalf. On December 1, 2017, the Company entered into various Consulting Agreements with Interlink. Pursuant to the Consulting Agreements, Interlink performs marketing and administrative services to the Company. Interlink receives approximately, $40,000 per month, plus expenses for these services. Also, Interlink occasionally pays travel and other expenses incurred by Qualstar employees. The Company reimbursed Interlink $264,000 and $213,000 for the twelve months ended December 31, 2019 and 2018, respectively. Qualstar owed Interlink $25,000 and $3,000, at December 31, 2019 and December 31, 2018, respectively.

The Company reimburses BKF for expenses paid on the Company’s behalf. BKF occasionally pays consulting expenses incurred by Qualstar. The Company reimbursed BKF $2,000 and $1,000 for the twelve months ended December 31, 2019 and 2018, respectively. No amount was owed to BKF as of December 31, 2019 and 2018.

Note 13 – Subsequent Events

Our first quarter of 2020 has been impacted by the extended Chinese New Year holiday and the unprecedented change in the global business environment brought on by COVID-19. At this time, in our power supply business, we are experiencing a delay in shipping dates to our customers, as our subcontracted manufacturers rebuild to full capacity. Although the Company has experienced few cancellations at this time, the Company is also seeing customers delay orders in both business segments.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

 ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Qualstar’s disclosure controls and procedures as of December 31, 2019, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over financial reporting

We did not make any changes in our internal control over financial reporting during the twelve months ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework” in 2013. Based on our assessment, we have concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.

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

Name	Age	Position
Steven N. Bronson	54	President, Chief Executive Officer and Director
David J. Wolenski	58	Director and Chairman of the Board of Directors
Leonard A. Hagan	67	Director
Nicholas A. Yarymovych	55	Director
Joy C. Hou	44	Director

EXECUTIVE OFFICERS AND OTHER KEY OFFICERS

The following table sets forth certain information about the current executive officers and other key officers of our Company. For biographical information regarding our executive officers, see the discussion under “Biographical Information — Executive Officers and other Key Officers,” below.

Name	Age	Position
Steven N. Bronson	54	President and Chief Executive Officer
Louann L. Negrete	60	Chief Financial Officer

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

Directors

Steven N. Bronson has more than 35 years of business and entrepreneurial experience and has established a proven track record of success in finance, operations, and management—turning around the fortunes of numerous public technology companies in the process. In July 2013, Mr. Bronson became a board member and the Chief Executive Officer of Qualstar Corporation (NASDAQ: QBAK), a leading provider of high-quality data storage solutions, and high-density power solutions marketed under the N2Power brand. He was able to return the struggling company to profitability by replacing its executive team and board and implementing cost-cutting measures and aggressive sales efforts. As worldwide data accumulation increases, Qualstar’s high-capacity, low-cost taped-based solutions are well-positioned to meet this growing demand. In July 2010, Mr. Bronson was appointed Chairman and Chief Executive Officer of Interlink Electronics, Inc. (OTC: LINK), a global leader in Force Sensing Resistor (FSR®) technology, printed electronics, and sensor fusion. While returning Interlink to profitability, he expanded the Interlink’s global footprint and commitment to R&D and acquisitions. This groundwork has developed Interlinks capabilities and expertise in emerging markets like the Internet of Things. Mr. Bronson is also the Chairman, Chief Executive Officer and President of Ridgefield Acquisition Corp. (OTC: RDGA) since 1996. Ridgefield Acquisition Corp. is a public shell that is seeking a merger, acquisition or business combination with a viable operating entity. Mr. Bronson became the Chief Executive Officer of BKF Capital Group, Inc. (OTC: BKFG) in September 2008 and charted a new course for the company. BKF is a holding company, with two active operating subsidiaries, BKF Asset Holdings, Inc., and recently formed Bronson Financial LLC. BKF Asset Holdings, Inc., which invests meaningful stakes in private and public companies, and Bronson Financial LLC, was created in February 2020, to register as an investment banking firm with FINRA. Mr. Bronson currently holds the series 4, 7, 24, 53, 55, 63, 65, 66, and 79 licenses.

David J. Wolenski currently serves as President of Electro-Mechanical Products, Inc. (“EMP”), a privately held company engaged in the manufacture of precision-machined components and thermal management systems for the Semiconductor, Laser, and Medical Device industries.  He has been a director on EMP’s board since August 2000. From 1996 to 2000, Mr. Wolenski was Chief Executive Officer of OZO Automation, Inc. (OTCBB: OZOA), a publicly traded company that produced robotic workstations for the electronics industry.  As Chief Executive Officer, he also managed the sale of OZO’s assets to JOT Automation of Olunsalo, Finland, and served as President of their Depaneling subsidiary from 2000 to 2001.  From 1983 to 1996, Mr. Wolenski held various positions with Johns Manville Corporation, a worldwide leader in fiberglass insulations and engineered products, which included managerial assignments in manufacturing, business development, and quality assurance.  His past board affiliations have included OZO Automation, Inc. where he was a director from 1996-1999, and Bio-Medical Automation, Inc., where he was a director from 1999-2000.  Mr. Wolenski holds a BS degree in Mechanical Engineering from the University of Colorado at Boulder (1983), and an MBA from the University of Colorado at Denver (1990).  The Board has concluded that Mr. Wolenski should serve on our Board based on his senior executive management experience at privately held and publicly held manufacturing companies and his prior experience as a director of other companies.

Leonard A. Hagan is a founding partner at Hagan & Burns CPA’s P.C. (“Hagan & Burns”) where he provides financial and regulatory services to the broker-dealer community as well as tax planning services to the firm’s clients. Prior to founding Hagan & Burns in 1995, Mr. Hagan worked for several years at the accounting firm of S.D. Leidesdorf & Co. where he was a manager, which was then merged into Ernst & Whitney. Following his time at S.D. Leidesdorf & Co. and Ernst & Whitney, Mr. Hagan spent three years at Credit Suisse until he founded his own accounting firm. Mr. Hagan has over forty years’ experience as a Certified Public Accountant and over twenty years as a licensed Financial and Operation Principal. Mr. Hagan is registered today as the Financial and Operating Principal for the following broker-dealers registered with the Securities and Exchange Commission: Livingston Securities, LLC, Spoke Real Estate Financial LLC and Core Financial LLC. Mr. Hagan is also a director of Ridgefield Acquisitions Corp. and BKF Capital Group Inc., each of which are publicly traded companies. Mr. Hagan earned a Bachelor of Arts degree in Economics from Ithaca College and continued his education at Cornell University where he received his MBA in accounting and finance. The Board has concluded that Mr. Hagan should serve on our Board based on his financial expertise and his experience of being a public company director.

Nicholas A. Yarymovych is currently the CEO and President (founder) of Cloudpointe, Inc. and has held such position since 2017.  Previously, he was the Senior Vice President of Global Consulting & Operations at NTT Data, Cloud Services Inc. and also served as NTT Centerstance’s Managing Partner. Mr. Yarymovych founded Ventus Technology Solutions, Inc. (Ventus) in 2001, one of the first Salesforce.com consulting partners and served as President and Chief Executive Officer. In early 2011, he merged Ventus with Centerstance, Inc. which was then acquired by NTT in late 2012. Throughout his 28-year professional consulting career, he has launched new business units, established professional services practices, developed core business strategies and led numerous operational turnarounds. Prior to 2000, Mr. Yarymovych served as Vice President of e-Business Solutions with QuickStart Technologies where he led the companies' e-business consulting services division. Prior to QuickStart, Mr. Yarymovych served as a Client Partner with Cambridge Technology Partners in their Strategy and Management Consulting Group. Currently, he serves as an advisor for several private equity firms. Mr. Yarymovych earned an M.B.A. in Management and Operations from Pepperdine University, a B.S. in Aerospace Engineering from the University of Southern California and has a Bachelor of Science degree in Astronautical Engineering from the U.S. Air Force Academy.  The Board has concluded that Mr. Yarymovych should serve on our Board based on his senior executive management experience and his experience with turnaround companies, mergers and acquisitions.

Joy C. Hou is the CEO and Co-Founder of MREN, Inc., an enterprise technology platform serving the commercial real estate industry since 2013. Ms. Hou has over 30 years of business and entrepreneurial experience in finance, technology, and management. Prior to MREN, Ms. Hou was the CEO and Co-Founder of RAISC, Inc., a tech-enabled bank distressed asset platform that centralized data for over $3B of commercial real estate assets and supported the disposition of over $1.5B of assets. In addition, Ms. Hou spent over 10 years on Wall Street where she held various debt and equity investment positions at Donaldson, Lufkin & Jenrette, Lehman Brothers and served as the Head of Hospitality Practice at Barclays Capital. Ms. Hou is currently on the Board of Cornell Asian Alumni Association as the Vice President of University Relations and had previously served on the Board of Country Montessori School. Ms. Hou holds a Bachelor of Science degree from Cornell University’s School of Hotel Administration with Distinction.

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

CORPORATE GOVERNANCE

Director Independence

Qualstar’s current Board members consist of Mr. Bronson, Mr. Wolenski, Mr. Hagan, Mr. Yarymovych and Ms. Hou. The Board of Directors has determined that Messrs. Wolenski, Hagan, Yarymovych and Ms. Hou are independent applying the definition of independence under the listing standards of the NASDAQ and SEC regulations.

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

Audit Committee

The Audit Committee consists of four directors: Messrs. Hagan (chairman), Yarymovych, Wolenski and Ms. Hou. Each member of the committee is independent applying the definition of independence under the listing standards of NASDAQ and SEC regulations. The Audit Committee meets at least four times during the year. The Board has determined that Mr. Hagan qualifies as an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K.

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

Each member of our Compensation Committee must (i) be one of our independent directors satisfying the independence requirements of NASDAQ and other applicable regulatory requirements; and (ii) meet the requirements of a “non-employee director” for purposes of Section 16 of the Securities Exchange Act of 1934, as amended. Except as permitted by NASDAQ, members of the Compensation Committee must not accept any consulting, advisory or the other compensatory fee from us or any of our subsidiaries.

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

Board and Committee Meeting Attendance

During the twelve months ended December 31, 2019, our Board of Directors held eight meetings, our Audit Committee held five meetings, our Compensation Committee held three meetings and our Nominating and Governance Committee held one meeting. Each director attended (or participated by telephone in) 100% of the total number of meetings of the Board and committees on which he served.

Delinquent Section 16(a) Reports

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

To our knowledge, based solely on a review of copies of such reports filed electronically with the Securities and Exchange Commission during the twelve months ended December 31, 2019, our officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements, except for two reports on Form 4 reporting three transactions that were filed late by Steven Bronson.

Code of Ethics

Qualstar has adopted a written Code of Business Conduct and Ethics, which complies with the requirements for a code of ethics pursuant to Item 406(b) of Regulation S-K under the Securities Exchange Act of 1934, which applies to our chief executive officer, chief financial officer and persons performing similar functions. A copy of the Code of Business Conduct and Ethics has been filed as an exhibit to this report. A copy of the Code of Business Conduct and Ethics is also posted on our website at www.qualstar.com. A copy of the Code of Business Conduct and Ethics will be provided, without charge, to any shareholder who sends a written request to the Chief Financial Officer of Qualstar at 1267 Flynn Road, Camarillo, California 93012.

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

Components of Executive Compensation

For the twelve months ended December 31, 2019, the principal components of compensation for named executive officers were: (1) base salary, (2) performance-based incentive compensation, (3) long-term equity incentive compensation, (4) personal benefits, and (5) other compensation. In determining the amount and relative allocation among each component of compensation for each named executive officer, the Compensation Committee considered, among other factors, the Company’s and each executive officer’s experience level and historical performance, compensation paid by companies comparable in size to Qualstar, data obtained from management’s recruitment activities, historical rates of executive compensation, Company revenues and profitability, and alignment with the Company’s overall compensation philosophy.

Summary Compensation Table

The following table shows information about the compensation awarded to, earned by and paid to Mr. Steven N. Bronson and Ms. Louann Negrete (collectively referred to as our “named executive officers”) during the years ended December 31, 2019 and 2018. Mr. Bronson and Ms. Negrete were the Company’s only two “named executive officers,” as defined under Item 402 of Regulation S-K promulgated by the SEC, for such fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards (2)	All Other Compensation (3)	Total
Steven N. Bronson	2019	$200,000	$75,000	$138,750	$1,696	$415,446
Chief Executive Officer	2018	200,000	$140,000	$-	$1,516	$341,516

Louann Negrete	2019	156,000	5,000	-	20,652	181,652
Chief Financial Officer	2018	149,615	7,500	-	1,516	158,631

(1)	The amounts shown in this column reflect discretionary bonuses paid to the named executive officers.

(2)

The amounts shown in this column represent the aggregate grant date fair value of the equity-based compensation granted to the named executive officers as computed in accordance with FASB ASC Topic 718.  Pursuant to SEC rules, these amounts exclude the impact of estimated forfeitures related to service-based vesting conditions.  The compensation amount for the 25,000 restricted stock units that vested December 18, 2019 was based on the NASDAQ closing share price of $5.55. The amounts reported in this column reflect the accounting cost for these awards and do not correspond to the actual economic value that may be received by the named executive officers for the awards.

(3)	The amounts shown in this column represent premiums paid by the Company for life, disability, health, dental and vision insurance.

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

Long-Term Equity Incentive Compensation

The Company has a long-term equity incentive plan, which is intended to retain executive officers and reward executive officers based on the Company’s performance. Equity incentives, such as stock options, restricted stock awards and restricted stock units, have been granted to executive officers as long-term incentives in order to align executives’ performance with the interests of the Company’s shareholders and also to encourage retention. In the twelve months ended December 31, 2019, 50,000 restricted stock units were awarded to Steven N. Bronson, the Company’s President and Chief Executive Officer, as further described below under “Employment of Steven N. Bronson.

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

Employment of Steven N. Bronson

On April 13, 2019, the Company entered into a new employment agreement with Steven N. Bronson, whereby Mr. Bronson will continue to serve as the Company’s Chief Executive Officer and President. The employment agreement is effective from January 1, 2019 to December 31, 2020, unless terminated earlier pursuant to its terms.

Pursuant to the employment agreement, Mr. Bronson will receive an annual base salary of $200,000 and is eligible to earn up to 50% of his annual base salary during each calendar year during the term, in the form of a bonus based on the Company’s achievement of financial objectives established by the Company’s Compensation Committee of its Board of Directors and Mr. Bronson’s achievement of agreed-to personal business objectives. Pursuant to the employment agreement, on October 29, 2019, the Company granted to Mr. Bronson 50,000 restricted stock units for shares of the Company’s common stock under the terms of the Company’s 2017 Stock Option and Incentive Plan and an associated Restricted Stock Unit Agreement with Mr. Bronson. For each of the fiscal years ended December 31, 2019 and December 31, 2020, restricted stock units for 25,000 shares of the Company’s common stock shall vest and the underlying common stock shall become issuable subject to the Company’s achievement of financial and performance objectives for the applicable fiscal year established by the Company’s Compensation Committee.  On December 18, 2019, the Compensation Committee approved the vesting of 25,000 restricted stock units and the underlying 25,000 shares of common stock became issuable.  The employment agreement further provides that Mr. Bronson will be eligible to receive any benefit and participate in any benefit plan generally available to officers of the Company.

Mr. Bronson may terminate the employment agreement at any time by giving no less than ninety (90) days written notice to the Company. Upon Mr. Bronson’s voluntary termination of the employment agreement, the Company’s only obligation to Mr. Bronson will be (i) to pay any salary earned on or before his last day of employment (the “Separation Date”); (ii) reimburse Mr. Bronson for any reimbursable expenses incurred through and including the Separation Date; and (iii) pay Mr. Bronson for any accrued, unused vacation as of the Separation Date (collectively, the “Final Pay”). Upon such voluntary termination, Mr. Bronson will retain vested benefits, if any, which vested benefits will be handled in accordance with their controlling plans and documents. All further vesting of equity awards will cease on the date of such termination.

If Mr. Bronson’s employment is terminated due to his death or Disability (as such term is defined in the employment agreement), Mr. Bronson or his beneficiaries will be entitled to receive the Final Pay and all equity, including the restricted stock units, issued to Mr. Bronson by the Company but not vested as of the Separation Date will immediately fully vest, subject to the satisfaction of certain conditions. In addition, the Company will pay Mr. Bronson a pro-rated portion of any earned target bonus through the Separation Date.

The Company may terminate the employment agreement without Cause (as such term is defined in the employment agreement) at any time and Mr. Bronson may terminate his employment for Good Reason (as such term is defined in the employment agreement) at any time. Upon a termination of Mr. Bronson’s employment by the Company without Cause or by Mr. Bronson for Good Reason, Mr. Bronson will be entitled to receive the Final Pay and subject to the satisfaction of certain conditions (i) a severance payment equal to 12 months of his base salary; (ii) a pro-rated portion of any earned target bonus through the Separation Date; (iii) certain COBRA benefits; and (iv) all equity awards, including the restricted stock units, issued by the Company but not yet vested as of the Separation Date, shall immediately vest in full and be earned (collectively, the “Severance Benefits”). Upon a termination of Mr. Bronson’s employment by the Company for Cause, Mr. Bronson will be entitled to receive only the Final Pay.

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

Tax and Accounting Implications

Under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), we generally receive a federal income tax deduction for compensation paid to any of our named executive officers only to the extent total compensation does not exceed $1.0 million during any fiscal year. During the years ending December 31, 2019 and 2018, none of the executive officers of the Company had non-performance-based compensation in excess of $1,000,000.

Outstanding Equity Awards at Year Ending December 31, 2019

The following table provides information regarding outstanding equity awards held by each named executive officer as of December 31, 2019.

Outstanding Equity Awards at December 31, 2019

	Option Awards (1)					Stock awards (2)

	Number of Securities Underlying Unexercised Options (#)			Option Exercise Price ($)	Option Expiration Date	Number of units of stock that have	Market value of shares of units that have
Name	Exercisable		Unexercisable			not vested (#)	not vested ($)
Steven N. Bronson	100,000	(1)		7.08	8/3/2027	25,000	135,750
Louann Negrete	10,000	(1)		7.08	8/3/2027

(1)	Each stock option was granted pursuant to our 2017 Plan. The stock option vested immediately on the grant date, August 3, 2017.
(2)

Steven N. Bronson was awarded 50,000 restricted stock units under our 2017 Plan pursuant to the terms of his employment agreement. 25,000 restricted stock units vested and the underlying shares became issuable on December 18, 2019.  For further information on the vesting of the restricted stock units, see above under the heading “Employment of Steven N. Bronson”.

Director Compensation

Each of our non-employee directors receives cash fees as compensation for his service on our Board of Directors and the committees of the Board of Directors on which he is a member. During the fiscal year ending December 31, 2019, each of our non-employee directors received a stipend of $15,000 per year, paid quarterly, for service on the Board of Directors. The Chairman of the Audit Committee received an additional stipend of $5,000 per year, paid quarterly, the Chairman of the Compensation Committee received an additional stipend of $3,000 per year, paid quarterly, the Chairman of the Nominating and Governance Committee received an additional stipend of $3,000 per year, paid quarterly, and the Chairman of the Board of Directors received an additional stipend of $7,500 per year, paid quarterly. No additional stipends were paid for service on a committee of the Board of Directors other than as Chairman of such committee. No fees were paid for service on the Board of Directors to directors who were also employees of the Company.

The table below sets forth cash compensation earned by each person who served as a non-employee director of our Board of Directors during the fiscal year ending December 31, 2019. Steven N. Bronson, who is our Chief Executive Officer, was an employee during the fiscal year ending December 31, 2019 and received no additional compensation for his service as a member of our Board of Directors. The compensation received by Mr. Bronson, as a named executive officer of the Company, is presented in “Executive Compensation—Summary Compensation Table” above.

Director Compensation Table for the Twelve Months Ended December 31, 2019
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 9, 2020 for:

●	each person (or group of affiliated persons) who we know beneficially owns more than 5% of our common stock;

●	each of our directors;

●	each of the named executive officers; and

●	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Except as indicated by footnote, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned, subject to community property laws where applicable. The percentage of shares beneficially owned is based on 1,925,025 shares of common stock outstanding as of March 9, 2020. Shares of common stock subject to options currently exercisable or exercisable within 60 days of March 9, 2020, are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person. The address for those individuals for which an address is not otherwise indicated is: c/o Qualstar Corporation, 1267 Flynn Road, Camarillo, California 93012.

	Common	Options Exercisable Within 60	Beneficial Ownership
Name	Shares Owned	Days (1)	Number	Percent
BKF Asset Holdings, Inc. and BKF Capital Group, Inc. (2)	708,286	—	708,286	36.8%
Steven N. Bronson, Chief Executive Officer (3)	757,903	100,000	857,903	42.3%

Renaissance Technologies LLC (4)	145,196	—	145,196	7.5%
800 Third Avenue; New York, New York 10022

Louann Negrete, Chief Financial Officer (5)	—	10,000	10,000	*

Leonard A. Hagan, Director (6)	13,444	5,000	18,444	*

Nicholas A. Yarymovych, Director (7)	6,667	5,000	11,667	*

David J. Wolenski, Director (8)	833	5,000	5,833	*

Joy C. Hou	-	-	-	-

All directors and officers as a group (6 persons)	778,847	125,000	903,847	47.0%

*Less than 1.0%

(1)	Represents shares that may be acquired upon exercise of stock options which are either currently vested or will vest within 60 days of March 8, 2019.

(2)

Based on information contained in reports filed with the Securities and Exchange Commission, BKF Asset Holdings, Inc. is the owner of 708,286 shares of Qualstar common stock.  BKF Capital Group, Inc. as the sole stockholder of BKF Asset Holdings, Inc., may be deemed to beneficially own the shares held by BKF Asset Holdings, Inc.  Steven N. Bronson is the Chairman of the Board, Chief Executive Officer and majority stockholder of BKF Capital Group, Inc. and the Chief Executive Officer and sole director of BKF Asset Holdings, Inc.

(3)

Based on information contained in reports filed with the Securities and Exchange Commission, Mr. Bronson, directly owns 149,617 shares of common stock, consisting of 49,617 shares of common stock (10,000 of which are owned by his spouse) and 100,000 shares of common stock underlying currently exercisable stock options Mr. Bronson received in his capacity as an executive officer of the Company.  By virtue of his relationships with BKF Asset Holdings, Inc. and BKF Capital Group, Inc. discussed in further detail in footnote (2), Mr. Bronson may be deemed to beneficially own the shares of common stock owned by BKF Asset Holdings, Inc. Consequently, Mr. Bronson may be deemed to beneficially own an aggregate of 857,903 shares of common stock.

(4)

Based on information contained in reports filed with the Securities and Exchange Commission, Renaissance Technologies LLC, an investment adviser, beneficially owns 145,196 shares as of February 13, 2020.

(5)	Consists of stock options to purchase 10,000 shares of common stock awarded on August 3, 2017.

(6)

Based on information contained in reports filed with the Securities and Exchange Commission, Leonard A. Hagan beneficially owns 13,444 shares.   Mr. Hagan was awarded 5,000 stock options on August 3, 2017.

(7)

Based on information contained in reports filed with the Securities and Exchange Commission, Nicholas A. Yarymovych beneficially owns 6,667 shares.  Mr. Yarymovych was awarded 5,000 stock options on August 3, 2017.

(8)

Based on information contained in reports filed with the Securities and Exchange Commission, David J. Wolenski beneficially owns 833 shares. Mr. Wolenski was awarded 5,000 stock options on August 3, 2017.

Additional Equity Compensation Plan Information

Information regarding Qualstar’s equity compensation plans as of December 31, 2019 is included in Item 5 of this report and is incorporated herein by reference.

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

Steven N. Bronson is the Company’s CEO and is also the President and CEO and a majority shareholder of Interlink Electronics, Inc. (“Interlink”) and BKF Capital Group, Inc. (“BKF”). Interlink reimburses Qualstar for leased space at the Camarillo and previously at the Simi Valley facility and for other administrative expenses paid by or on behalf of the Company. The total amount charged to Interlink for the twelve months ended December 31, 2019 and 2018, was $39,000 and $17,000, respectively. Interlink owed Qualstar $5,000 and $2,000 at December 31, 2019 and December 31, 2018, respectively.

The Company reimburses Interlink for expenses paid on the Company’s behalf. On December 1, 2017, the Company entered into various Consulting Agreements with Interlink. Pursuant to the Consulting Agreements, Interlink performs marketing and administrative services to the Company. Interlink receives approximately, $40,000 per month, plus expenses for these services. Also, Interlink occasionally pays travel and other expenses incurred by Qualstar employees. The Company reimbursed Interlink $264,000 and $213,000 for the twelve months ended December 31, 2019 and 2018, respectively. Qualstar owed Interlink $25,000 and $3,000, at December 31, 2019 and December 31, 2018, respectively.

The Company reimburses BKF for expenses paid on the Company’s behalf. BKF occasionally pays consulting expenses incurred by Qualstar. The Company reimbursed BKF $2,000 and $1,000 for the twelve months ended December 31, 2019 and 2018, respectively. No amount was owed to BKF as of December 31, 2019 and 2018.

Director Independence

Our Board has determined that all of our current directors, who served on our Board during the 2019 fiscal year at the time of their service, satisfied the “independent director” standards established by rules of The NASDAQ Stock Market, Inc. (“NASDAQ”), except for Steven N. Bronson. Each director serving on the Audit Committee of our Board, at the time of their service also met the more stringent independence requirements established by Securities and Exchange Commission rules applicable to audit committees. Our Board has determined that no director has a relationship that would interfere with the exercise of independent judgment in carrying out his responsibilities as a director. There are no family relationships among any of the directors or executive officers of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accountants

The table below includes the aggregate fees billed by RBSM, LLP, our independent registered public accounting firm for each of the years ended December 31, 2019 and 2018.

	Twelve Months Ended December 31,
	2019	2018

Audit Fees	$85,500	$78,250
Audit related fees	-	-
Tax fees	47,760	64,588
All other fees	13,453	18,175
Total fees	$146,713	$161,013

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

10.8	Standard Industrial/Commercial Multi-Tenant Lease – Gross, dated as of February 14, 2019, between the Registrant and Flynn-Adolfo Associates, LP., incorporated by reference to Exhibit 10.1 to Qualstar’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2019.
10.9***	Employment Agreement with Steven N. Bronson, dated April 13, 2019 incorporated by reference to Exhibit 10.1 to Qualstar’s report on Form 8-K dated April 18, 2019.
10.10***	Qualstar Corporation 2017 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.1 to Qualstar’s report on Form 8-K/A dated June 13, 2017.
10.11***	Amendment to Qualstar Corporation 2017 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.1 to Qualstar’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2019.
10.12***	Restricted Stock Unit Agreement, dated October 29, 2019, between Qualstar Corporation and Steven N. Bronson, incorporated by reference to Exhibit 10.1 to Qualstar’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2019.
10.13	Standard Industrial Commercial Multi-Tenant Lease – Gross, dated as of May 20, 2019 between the Registrant and Stillwater Agency, Inc., incorporated by reference to Exhibit 10.2 to Qualstar’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2019.
14.1	Code of Business Conduct and Ethics, incorporated by reference to the designated exhibit to Qualstar’s Report on Form 10-K for the fiscal year ended June 30, 2004.
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm (RBSM LLP).
24.1*	Power of Attorney (included on signature page).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith

** Furnished herewith

***Each a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALSTAR CORPORATION

Date: March 19, 2020	By:	/s/ STEVEN N. BRONSON
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

Signature	Title	Date

/s/ STEVEN N. BRONSON	Chief Executive Officer, President and Director	March 19, 2020
Steven N. Bronson
(Principal executive officer)

/s/ LOUANN NEGRETE	Chief Financial Officer	March 19, 2020
Louann Negrete	(Principal financial and accounting officer)

/s/ DAVID J. WOLENSKI	Chairman of the Board of Directors	March 19, 2020
David J. Wolenski

/s/ LEONARD A. HAGAN	Director	March 19, 2020
Leonard A. Hagan

/s/ NICHOLAS A. YARYMOVYCH	Director	March 19, 2020
Nicholas A. Yarymovych

/s/ Joy Hou	Director	March 19, 2020
Joy Hou